Form 10-Q
period 1999-03-31
CLAIMSNET COM INC
filed 1999-05-17
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to
                               ---------------     ---------------

                        COMMISSION FILE NUMBER
                                               -------------------

                               CLAIMSNET.COM INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2649230

(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  12801 N. Central Expressway, Suite 1515
  Dallas, Texas                                               75243

(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 6,250,000 shares outstanding as of May 17, 1999.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                  (Unaudited)


                                                       March 31,    December 31,
                                                         1999          1998(1)
                                                      ----------    ------------
ASSETS

CURRENT ASSETS:
   Cash                                               $      337      $      44
   Accounts receivable, less allowance for
     doubtful accounts of $44 and $10, respectively           58             42
   Prepaid expenses and other current assets                  23             20
                                                      ----------      ---------
       Total current assets                                  418            106
PROPERTY AND EQUIPMENT - Net                                 289            233
INTANGIBLE ASSETS - Net                                    1,222          1,290
DEFERRED COSTS AND OTHER ASSETS                               47             25
                                                      ----------      ---------
TOTAL                                                 $    1,976      $   1,654
                                                      ----------      ---------
                                                      ----------      ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                   $      201      $     174
   Accrued expenses and other current liabilities            999            671
   Current portion of long-term debt                       1,055            350
                                                      ----------      ---------
       Total current liabilities                           2,254          1,195
                                                      ----------      ---------
LONG-TERM DEBT                                             5,210          4,323
                                                      ----------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 3,750 shares and 3,625 shares
     outstanding as of March 31, 1999 and December
     31, 1998, respectively                                   4              4
   Additional capital                                     4,732          3,882
   Accumulated deficit                                  (10,225)        (7,750)
                                                      ----------      ---------
       Total stockholders' deficit                       (5,489)        (3,864)
                                                      ----------      ---------
TOTAL                                                 $    1,976      $   1,654
                                                      ----------      ---------
                                                      ----------      ---------


(1) The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.




              See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                         1999            1998
                                                      ----------      ---------
REVENUES                                              $       65      $      43

Cost of Revenues                                             216            138
                                                      ----------      ---------
Gross Loss                                                  (151)           (95)
                                                      ----------      ---------
OPERATING EXPENSES:
   Research and Development                                  131            142
   Software Amortization                                     168            168
   Selling, General & Administrative                       1,163            307
                                                      ----------      ---------

       Total operating expenses                            1,462            617
                                                      ----------      ---------

LOSS FROM OPERATIONS                                      (1,613)          (712)

INTEREST EXPENSE, Net                                        862             69
                                                      ----------      ---------

LOSS BEFORE INCOME TAXES                                  (2,475)          (781)
INCOME TAXES                                                   -              -
                                                      ----------      ---------

NET LOSS                                              $   (2,475)     $    (781)
                                                      ----------      ---------

BASIC AND DILUTED NET LOSS PER COMMON SHARE           $    (0.67)     $   (0.25)
                                                      ----------      ---------
                                                      ----------      ---------
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                            3,669          3,111
                                                      ----------      ---------
                                                      ----------      ---------



              See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 1999
                                  (Unaudited)

                                               Number of    Common    Additional  Accumulated
                                                Shares       Stock     Capital      Deficit
                                               ---------    --------  ----------  -----------

Balances at December 31, 1998                      3,625    $      4   $   3,882   $   (7,750)

Issuance of common stock
with Series A 12%
Subordinated Notes                                   125           -         850            -

Net loss and comprehensive
loss                                                   -           -           -       (2,475)
                                               ---------    --------   ----------   ---------
Balances at March 31, 1999                         3,750    $      4   $    4,732   $ (10,225)
                                               ---------    --------   ----------   ---------
                                               ---------    --------   ----------   ---------



              See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                         1999           1998
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $    (2,475)   $      (781)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                           183            174
     Provision for doubtful accounts                           -             10
     Amortization of debt discount and
          deferred financing costs                           766              -
     Changes in operating assets and liabilities
       net of effects of businesses acquired:
       Accounts receivable                                   (16)           (40)
       Prepaid expenses and other current assets              (3)            10
       Accounts payable, accrued expenses and
          other current liabilities                          355            (32)
       Accrued interest                                       96             70
                                                     -----------    -----------
   Net cash used in operating activities                  (1,094)          (589)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                       (76)            (4)
                                                     -----------    -----------
   Net cash used in investing activities                     (76)            (4)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase in line of credit - affiliate                    791            318
   Payments for deferred offering costs                      (95)           (52)
   Issuance of Series A 12% Subordinated Notes               892              -
   Payment of contingent notes payable                      (125)             -
                                                      -----------    ----------
   Net cash provided by financing activities               1,463            266
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                              293           (327)
CASH, BEGINNING OF PERIOD                                     44            395
                                                     -----------    -----------
CASH, END OF PERIOD                                  $       337    $        68
                                                     -----------    -----------
                                                     -----------    -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                               $       850    $         -
                                                     -----------    -----------
                                                     -----------    -----------




              See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Claimsnet.com inc. (the "Company") and subsidiary as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on April 6, 1999.

     During February 1999 the Board of Directors authorized a 1.115385 for 1 split in the common shares of the Company. All shares and per share amounts have given retroactive effect to this stock split.

     Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No expenses met the criteria to be capitalized during the three months ended March 31, 1999.

2.   BRIDGE FINANCING

     During the three months ended March 31, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest are due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance.

     The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid from the proceeds of the initial public offering which occurred on April 6, 1999 (see note 4) and the debt discount was amortized over the period from issuance to repayment, resulting in a $680,000 charge to interest expense during the three months ended March 31, 1999. Debt issuance costs of $108,000 were also capitalized as deferred financing costs and amortized over the period the Notes were outstanding, resulting in a $86,000 charge to interest expense during the three months ended March 31, 1999.

3.   INCOME TAXES

     The tax benefit from the Company's losses for the three months ended March 31, 1999 and 1998 were offset by increases in the valuation allowance related to deferred tax assets.

4.   INITIAL PUBLIC OFFERING

     On April 6, 1999, the Company consummated an initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters have the right to sell an additional 375,000 shares until the expiration of the underwriters' overallotment option on May 21, 1999. The net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company) were approximately $17.0 million. The net proceeds to the Company were used to (i) repay approximately $5.2 million of outstanding principal and accrued interest on its 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) repay approximately $1.0 million of outstanding indebtedness and accrued interest under its Series A 12% Subordinated Notes.

     In connection with the initial public offering, the Company granted certain employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. The options were issued at a price of $8.00 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four anniversaries of the grant. The non-employee options were issued for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees require a charge to earnings equal to the imputed value of the options, which is estimated at $5.73 per option using the Black-Sholes valuation method. Therefore, the Company has accrued and recognized a one-time expense of $154,710 related to the past services in the three months ended March 31, 1999.

     The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employee Director's Plan. The non-employee director options were issued at a price of $8.00 per share. Options for 50,000 shares of common stock vest ratably over the first two anniversaries of the grant, and expire on the tenth anniversary of the grant. Options for 30,000 shares of common stock vest ratably on each three-month anniversary of the grant and expire on the tenth anniversary of the grant.

     Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and issued for past services and, therefore, require a charge to earnings equal to the imputed value of the warrants, which is estimated at $6.07 per share using the Black-Sholes valuation method. Therefore, the Company has accrued and recognized a one-time expense of $121,400 related to the issuance of warrants in the three months ended March 31, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues

Revenues in the three months ended March 31, 1999 were $65,000 compared to $48,000 in the three months ended March 31, 1998, representing an increase of 52%. Revenues for the 1998 period were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by the Company in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to the Company's Internet-based system. Nearly all of the Medica business was phased out during 1998, with only $4,500 of the 1999 revenue related to this business. The remainder of the revenues during 1999 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were no related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients. Revenues for the 1999 period from recurring revenue sources represented 65% of total revenues and were comprised of $31,000 from transaction-based fees and $11,000 from subscription fees. Revenues from non-recurring sources totaled $23,000 and were related to setup, support, and other fees.

The Company processed 451,000 transactions during the three months ended March 31, 1999, compared with 96,000 transactions in the year-earlier quarter, an increase of 370%. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. The Company had 253 accounts processing transactions for 2,045 providers at March 31, 1999 compared with 75 accounts and 596 providers at March 31, 1998, representing increases of 237% and 243%, respectively.

Transaction-based revenue averaged $.07 per transaction for the three months ended March 31, 1999. The Company expects the average revenue per transaction to increase in future quarters for several reasons. Revenue per transaction for the 286,357 commercial electronic claims averaged $.02 during the period and will increase due to payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 97,206 Medicare and Medicaid claims averaged $.01 during the period and will increase with the implementation of a new pricing structure to charge a per transaction fee. The new pricing structure was implemented in early May 1999 for new clients and is expected to be fully implemented for all clients by the end of 1999. Average revenue per transaction for the 64,509 paper claims was $.36 during the quarter.

The average revenue per patient statement processed during the quarter ended March 31, 1999 was $.48, but the 3,269 transactions represented less than one percent of total transactions during the period. Since patient statement processing only became available recently, the Company expects the number of accounts using patient statement processing to increase and, therefore, patient statement transactions should represent a larger percentage of total transactions in future quarters.

Cost of revenues

Cost of revenues in the three months ended March 31, 1999 was $217,000, compared with $138,000 in the three months ended March 31, 1998, representing an increase of 57%. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $35,000 for the three months ended March 31, 1999 compared with $25,000 for 1998, an increase of 40%. Transaction processing expenses were $41,000 in 1999 compared to $22,000 in the first quarter of 1998, representing an 86% increase. While these two transaction-based expense categories combined increased 62%, the number of transactions processed increased 370%. Customer support operations expense increased by 55% to $141,000 in the first quarter of 1999 from $91,000 in the first quarter of 1998, while the number of accounts and providers served at the end of each quarter increased by 237% and 243%, respectively.

Operating expenses

Research and development expenses were $131,000 in the three months ended March 31, 1999, compared with $142,000 in the three months ended March 31, 1998, representing a decrease of 8%. Research and development expenses are comprised of personnel costs and related expenses. There were no software development expenses capitalized during either of the periods. Development efforts during both periods were related to continuous incremental enhancements to the Company's proprietary software system. Each enhancement, whether major or minor in nature, can be individually and simultaneously implemented for all clients on the Company's centralized operating system.

Software amortization expense was $168,000 in each of the three month periods ended March 31, 1999 and 1998.

Selling, general and administrative expenses were $1,163,000 in the three months ended March 31, 1999, compared with $307,000 in the same period of 1998, an increase of 279%. The $856,000 period-to-period increase includes a $277,000 increase in sales and marketing expenses and a $199,000 increase in technology infrastructure and support expenses, both of which are primarily related to personnel costs and related expenses. A one-time charge of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the increase. The increase for other general administrative expenses was $104,000, primarily due to increases in office rent, telephone expenses, and outside professional fees.

Interest expense

Net interest expense was $862,000 for the three months ended March 31, 1999 compared with $69,000 in 1998. Included in the 1999 expense was $680,000 related to amortization of debt discount and $86,000 related to amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on capital from private equity sales and debt from an affiliate to fund operations. Net cash used in operating activities was $1,094,000 in the three months ended March 31, 1999, compared with $589,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, as discussed above. Net cash used in investing activities was $76,000 and $4,000 in the three months ended March 31, 1999 and 1998, respectively, all of which was related to purchases of computer equipment. Net cash provided by financing activities for the three months ended March 31, 1999 was $1,463,000, compared with $266,000 in the comparable period of 1998. Borrowings under the line of credit - affiliate were $791,000 in 1999 and $318,000 in 1998. Payments for deferred costs of the Company's initial public offering were $95,000 in 1999 verses $52,000 in 1998. During the three months ended March 31, 1999, the Company issued an aggregate of $1,000,000 of Series A 12% Subordinated Notes, for which the Company received $892,000, net of cash financing expenses, which were capitalized as deferred financing costs to be amortized over the term of the Notes. The amount of deferred financing costs charged to interest expense during the three months ended March 31, 1999 was $86,000. The remaining $22,000 will be charged to interest expense in the second quarter 1999.

The note holders received 125,000 shares of common stock valued at $850,000, which is treated as debt discount over the term of the notes. The notes are due on the earlier of one day after the closing of the Company's initial public offering or one year from issuance. As a result of the Company's initial public offering on April 6, 1999, the notes became due and were repaid. The amount of debt discount charged to interest expense during the three months ended March 31, 1999 was $680,000. The remaining $170,000 debt discount will be charged to interest expense in the second quarter 1999.

During the three months ended March 31, 1999, the Company paid $125,000 of notes payable related to the acquisition of Medica System, Inc. in June 1997, which were contingent upon the Company's initial public offering.

On April 6, 1999, the Company consummated an initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters have the right to sell an additional 375,000 shares until the expiration of the underwriters' overallotment option on May 21, 1999. The net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company) were approximately $17.0 million. The net proceeds to the Company were used to (i) repay approximately $5.2 million of outstanding principal and accrued interest on its 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) repay approximately $1.0 million of outstanding indebtedness and accrued interest under its Series A 12% Subordinated Notes.

As of May 17, 1999 the only outstanding notes payable are $225,000 related to the Medica acquisition, due in December 1999.

The Company believes that, with the proceeds of the initial public offering, current cash reserves are sufficient to fund operations and capital improvements needed for a period of at least eighteen months.

YEAR 2000

Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with each "Year 2000" requirements. The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others; hardware and software systems used by the Company to deliver services to its customers (including the Company's proprietary software systems as well as hardware and software supplied by third parties; communications networks, such as the Internet and private intranets, which the Compnay depends on to provide electronic transactions to its customers, the internal systems of the Company's customers and suppliers, the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in its business, such as telephone systems and building systems.

The Company has internally reviewed the proprietary software systems it uses to deliver services to its customers. Although the Company believes that its internally developed applications and systems are designed to be Year 2000 compliant the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party or currently owned equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, prospects, financial condition, and results of operations. The Company does not believe that its expenditures to upgrade its internal systems and applications will be material to its business, prospects, financial condition, and results of operations.

Futhermore, the success of the Company's efforts may depend on the success of other healthcare participants in dealing with their Year 2000 issues. Many of these organizations are not Year 2000 compliant and the impact of widespread customer failure on the Company's systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with healthcare transactions or information, which might expose the Company to significant potential liability. If client failures result in the failure of the Company's systems, its business, prospects, financial condition, and results of operations would be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement the Company's applications and services.

The Company is conducting a formal assessment of its Year 2000 exposure in order to determine what steps beyond those identified by its internal review may be advisable. The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect its business, prospects, financial condition, and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is not expected to have a material impact on the Company's financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Registration Statement on Form S-1 which was filed with the Securities and Exchange Commission in connection with the IPO. No assurance can be given that future results covered by the forward-looking statements will be achieved.

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:       /s/ Bo W. Lycke
         -----------------------------
         Bo W. Lycke
         President and
         Chief Executive Officer, on
         behalf of the Registrant

By:       /s/ Paul W. Miller
         -----------------------------
         Paul W. Miller
         Chief Financial Officer

May 17, 1999