Form 10-Q
period 1999-06-30
CLAIMSNET COM INC
filed 1999-08-16
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________________ to ______________________
                                    001-14665
                             COMMISSION FILE NUMBER

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

          (Address of principal                                 (Zip Code)
           executive offices)

Registrant's telephone number, including area code:   972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 6,625,000 shares outstanding as of August 16, 1999.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months Ended June 30, 1999 and 1998, and for the Six Months Ended June 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June, 1999 and 1998

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                      June 30,      December 31,
                                                        1999          1998(1)
                                                     ----------      ---------
                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and equivalents                               $   11,636      $      44
   Accounts receivable, less allowance for
     doubtful accounts of $44                                 72             42
   Prepaid expenses and other current assets                 151             20
                                                      ----------      ---------
       Total current assets                               11,859            106
PROPERTY AND EQUIPMENT - Net                                 846            233
INTANGIBLE ASSETS - Net                                      549            873
DEFERRED COSTS AND OTHER ASSETS                               25            442
                                                      ----------      ---------
TOTAL                                                 $   13,279      $   1,654
                                                      ==========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                   $      373      $     174
   Accrued expenses and other current liabilities            298            671
   Current portion of long-term debt                         225            350
                                                      ----------      ---------
       Total current liabilities                             896          1,195
                                                      ----------      ---------
LONG-TERM DEBT                                                 -          4,323
                                                      ----------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 6,625 shares and 3,625 shares
     outstanding as of June 30, 1999 and December
     31, 1998, respectively                                    7              4
   Additional capital                                     24,515          3,882
   Accumulated deficit                                   (12,139)        (7,750)
                                                      ----------      ---------
       Total stockholders' equity (deficit)               12,383         (3,864)
                                                      ----------      ---------
TOTAL                                                 $   13,279      $   1,654
                                                      ==========      =========

(1) The condensed consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                          Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                       -------------------------           -------------------------
                                                          1999              1998              1999              1998
                                                       -------           -------           -------           -------
REVENUES                                               $    64           $    27           $   129           $    71

COST OF REVENUES                                           411               177               627               316
                                                       -------           -------           -------           -------
GROSS LOSS                                                (347)             (150)             (498)             (245)
                                                       -------           -------           -------           -------
OPERATING EXPENSES:
   Research and Development                                217               144               348               286
   Software Amortization                                   168               168               336               336
   Selling, General & Administrative                     1,037               460             2,200               767
                                                       -------           -------           -------           -------
       Total operating expenses                          1,422               772             2,884             1,389
                                                       -------           -------           -------           -------
LOSS FROM OPERATIONS                                    (1,769)             (922)           (3,382)           (1,634)

INTEREST EXPENSE, Net                                      145                73             1,007               142
                                                       -------           -------           -------           -------
LOSS BEFORE INCOME TAXES                                (1,914)             (995)           (4,389)           (1,776)
INCOME TAXES                                                 -                 -                 -                 -
                                                       -------           -------           -------           -------
NET LOSS AND COMPREHENSIVE LOSS                        $(1,914)          $  (995)          $(4,389)          $(1,776)
                                                       -------           -------           -------           -------
BASIC AND DILUTED NET LOSS PER COMMON SHARE            $ (0.30)          $ (0.31)          $ (0.88)          $ (0.56)
                                                       =======           =======           =======           =======
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                          6,282             3,234             4,983             3,173
                                                       =======           =======           =======           =======

           See notes to condensed consolidated financial statements.

                      CLAIMSNET.COM INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       Six Months Ended June 30, 1999
                                   (Unaudited)

                                         Number of           Common          Additional         Accumulated
                                           Shares            Stock            Capital             Deficit
                                          --------          --------          -------             -------
Balances at December 31, 1998                3,625          $      4          $  3,882          $ (7,750)

Issuance of common stock
with Series A 12%
Subordinated Notes                             125                 -               850                 -

Non-employee stock option grants                 -                 -               155                 -

Issuance of common stock warrants                -                 -               121                 -

Issuance of common stock
in initial public offering                   2,500                 3            16,815                 -

Issuance of common stock related to
exercise of underwriters'
overallotment option                           375                 -             2,692                 -

Net loss and comprehensive
loss                                             -                 -                 -            (4,389)
                                          --------          --------          --------          --------
Balances at June 30, 1999                    6,625          $      7          $ 24,515          $(12,139)
                                          ========          ========          ========          ========

           See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        1999               1998
                                                                      --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                           $ (4,389)          $ (1,776)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                         372                350
     Provision for doubtful accounts                                        58                  -
     Amortization of debt discount and
       deferred financing costs                                            958                  -
     Non-cash compensation for past services                               276                  -
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (88)               (54)
       Prepaid expenses and other current assets                          (132)                 7
       Accounts payable, accrued expenses and
         other current liabilities                                         243                (15)
                                                                      --------           --------
   Net cash used in operating activities                                (2,702)            (1,488)
                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (660)               (37)
                                                                      --------           --------
   Net cash used in investing activities                                  (660)               (37)
                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                                  791                764
   Payments of notes and line of credit - affiliate                     (5,114)                 -
   Issuance of Series A 12% Subordinated Notes                             892                  -
   Payment of Series A 12% Subordinated Notes                           (1,000)                 -
   Payment of contingent notes                                            (125)                 -
   Proceeds from issuance of common stock                                    -                550
   Payments of deferred offering costs                                       -               (110)
   Net proceeds from issuance of common stock
     in initial public offering                                         19,510                  -
                                                                      --------           --------
   Net cash provided by financing activities                            14,954              1,204
                                                                      --------           --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         11,592               (321)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                   44                395
                                                                      --------           --------
CASH AND EQUIVALENTS, END OF PERIOD                                   $ 11,636           $     74
                                                                      ========           ========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                             1999            1998
                                                         -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                                       $850          $   -
                                                             ====          =====
Non-employee stock options issued for past services          $155              -
                                                             ====          =====
Common stock warrants issued for past services               $121              -
                                                             ====          =====

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of June 30, 1999, the results of its operations for the three months and six months ended June 30, 1999 and 1998, the condensed consolidated statement of changes in stockholders' equity for the six months ended June 30, 1999, and cash flows for the six months ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal development costs of $63,000 related to software utilized in several of the Company's product offerings were capitalized in the current period in compliance with this Statement.


2.   BRIDGE FINANCING

     During the six months ended June 30, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance.

     The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid from the proceeds of the initial public offering which occurred on April 6, 1999 (see note 4) and the debt discount was amortized over the period from issuance to repayment, resulting in a $680,000 charge to interest expense during the three months ended March 31, 1999 and a $170,000 charge to interest expense during the three months ended June 30, 1999. Debt issuance costs of $108,000 were also capitalized as deferred financing costs and amortized over the period the Notes were outstanding, resulting in $86,000 and $22,000 charges to interest expense during the three months ended March 31, 1999 and June 30, 1999, respectively.

3.   INCOME TAXES

     The tax benefit from the Company's losses for the six months ended June 30, 1999 and 1998 were offset by increases in the valuation allowance related to deferred tax assets.


4.   INITIAL PUBLIC OFFERING

     On April 6, 1999, the Company consummated an initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters exercised the right to sell an additional 375,000 shares under the underwriters' overallotment option on May 21, 1999. The net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company) were approximately $19.5 million. The net proceeds to the Company were used to (i) repay approximately $5.1 million of outstanding principal and accrued interest on its 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) repay approximately $1.0 million of outstanding indebtedness and accrued interest under its Series A 12% Subordinated Notes.

     In connection with the initial public offering, the Company granted certain employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. The options were issued at a price of $8.00 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four anniversaries of the grant. The non-employee options were issued for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees require a charge to earnings equal to the imputed value of the options, which is estimated at $5.73 per option using the Black-Sholes valuation method. Therefore, the Company accrued and recognized a one-time expense of $154,710 related to the past services in the three months ended March 31, 1999.

     The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employee Director's Plan. The non-employee director options were issued at a price of $8.00 per share. Under the terms as originally issued, options for 50,000 shares of common stock were to vest ratably over the first two anniversaries of the grant, and options for 30,000 shares of common stock were to vest ratably on each three-month anniversary of the grant. On May 21, 1999 the Board of Directors, at the recommendation of the compensation committee, voted to modify the vesting period for all outstanding non-employee director options such that the options became fully vested on May 21, 1999. All options expire on the tenth anniversary of the grant.

     Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and issued for past services and, therefore, require a charge to earnings equal to the imputed value of the warrants, which is estimated at $6.07 per share using the Black-Sholes valuation method. Therefore, the Company accrued and recognized a one-time expense of $121,400 related to the issuance of warrants in the three months ended March 31, 1999.

           ITEM 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

Revenues

Revenues increased 137% to $64,000 from $27,000 for the three months ended June 30, 1999 and 1998, respectively. Revenues increased 82% to $129,000 from $71,000 for the six month periods ended June 30, 1999 and 1998, respectively. Revenues for the 1998 periods were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by the Company in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to the Company's Internet-based system. Nearly all of the Medica business was phased out during 1998, with only $6,000 and $12,000 of revenue for the three months and six months ended June 30, 1999, respectively, related to this business. The remainder of the revenues during 1999 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were no related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients. Revenues for the three months and six months ended June 30, 1999 from recurring revenue sources represented 65% and 71%, respectively, of total revenues. Recurring revenues for the six months were comprised of $70,000 from transaction-based fees and $22,000 from subscription fees. Revenues from non-recurring sources totaled $37,000 and were related to setup, support, and other fees.

Transactions processed by the Company increased 241% to 532,000 from 156,000 for the three months ended June 30, 1999 and 1998, respectively. Transactions increased 290% to 983,000 from 252,000 for the six months ended June 30, 1999 and 1998, respectively. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 99.4% of all transactions were for physician and dental claim submission services. The Company intends to process additional transaction types in the future, including patient statements, eligibility and referral verifications, managed care encounter reports, and hospital claims. The Company had 237 accounts processing transactions for 2,402 providers at June 30, 1999 compared with 109 accounts and 596 providers at June 30, 1998, representing increases of 117% and 303%, respectively.

Transaction-based revenue averaged $.07 per transaction for the three and six month periods ended June 30, 1999. The Company expects the average revenue per transaction to increase in future quarters for several reasons. Revenue per transaction for the 326,000 commercial electronic claims averaged $.03 during the three month period and will increase due to payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 156,000 Medicare and Medicaid claims averaged $.02 during the three month period and will increase with the implementation of a new pricing structure to charge a per transaction fee. The new pricing structure was implemented in early May 1999 for new clients and is expected to be fully implemented for all clients by the end of 1999. Average revenue per transaction for the 45,000 paper claims was $.55 during the quarter.

The average revenue per patient statement processed during the quarter ended June 30, 1999 was $.46, but the 3,000 transactions represented less than one percent of total transactions during the period. Since patient statement processing only became available recently, the Company expects the number of accounts using patient statement processing to increase and, therefore, patient statement transactions should represent a larger percentage of total transactions in future quarters.

Cost of revenues

Cost of revenues in the three months and six months ended June 30, 1999 were $411,000 and $627,000, compared with $177,000 and $316,000 in the prior year periods, representing increases of 132% and 98%, respectively. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $98,000 for the three months ended June 30, 1999 compared with $31,000 for 1998, an increase of 216%. Transaction processing expenses were $46,000 in 1999 compared to $29,000 in the first quarter of 1998, representing a 59% increase. Customer support operations expense increased by 127% to $268,000 in the second quarter of 1999 from $118,000 in the second quarter of 1998, while the number of accounts and providers served at the end of each quarter increased by 117% and 303%, respectively. The increases in Customer support operations expense were primarily attributable to a 105% increase in number of employees.

Operating expenses

Research and development expenses were $217,000 and $348,000 in the three months and six months ended June 30, 1999, compared with $144,000 and $286,000 in the three months and six months ended June 30, 1998, representing increases of 51% and 22%, respectively. Research and development expenses are comprised of personnel costs and related expenses. Internal software development costs of $63,000 were capitalized during the three months ended June 30, 1999 while no costs were capitalized during the year-earlier period. Development efforts during both periods relating to the Company's proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on the Company's centralized operating system. No costs were capitalized for these development efforts. Development costs capitalized during the three months ended June 30, 1999 were related to several internal infrastructure system projects initiated during the quarter.

Software amortization expense was $168,000 in each of the three month periods ended June 30, 1999 and 1998.

Selling, general and administrative expenses were $1,037,000 in the three months ended June 30, 1999, compared with $460,000 in the same period of 1998, an increase of 125%. Selling, General and Administrative expenses increased 187% to $2,200,000 from $767,000 for the six months ended June 30, 1999 and 1998, respectively. The $1,433,000 six month period-to-period increase includes a $553,000 increase in sales and marketing expenses and a $267,000 increase in technology infrastructure and support expenses, both of which are primarily related to personnel costs and related expenses. A one-time charge of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the increase. The increase for other general administrative expenses was $336,000, primarily due to increases in office rent, telephone expenses, employee recruiting expenses, employment agreement contractual increases, and outside professional fees.

Interest expense

Net interest expense was $145,000 for the three months ended June 30, 1999 compared with $73,000 in 1998. Net interest expense was $1,007,000 for the six months ended June 30, 1999 compared with $142,000 in 1998. Included in the 1999 expense was $850,000 related to amortization of debt discount and $108,000 related to amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,702,000 in the six months ended June 30, 1999, compared with $1,488,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, as discussed above. Net cash used in investing activities was $660,000 and $37,000 in the six months ended June 30, 1999 and 1998, respectively. The Company purchased operating licenses and began implementation for several internal support systems during the 1999 period. In connection with the implementation of such systems, and as required by generally accepted accounting principles, the Company capitalized $63,000 of development costs during the period. Net cash provided by financing activities for the six months ended June 30, 1999 was $14,954,000, compared with $1,204,000 in the comparable period of 1998. Borrowings under the line of credit - affiliate were $791,000 in 1999 and $764,000 in 1998. Payments for deferred costs of the Company's initial public offering were $110,000 in 1998. The $512,000 accumulated balance of deferred offering costs was recorded as an offset against the proceeds of the initial public offering, in accordance with generally accepted accounting principles.

On April 6, 1999, the Company consummated an initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters exercised the right to sell an additional 375,000 shares under the underwriters' overallotment option on May 21, 1999. The net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company and deferred offering costs) were approximately $19.5 million. The net proceeds to the Company were used to (i) repay approximately $5.1 million of outstanding principal and accrued interest on its 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) repay approximately $1.0 million of outstanding indebtedness and accrued interest under its Series A 12% Subordinated Notes.

During the six months ended June 30, 1999, the Company issued an aggregate of $1,000,000 of Series A 12% Subordinated Notes, for which the Company received $892,000, net of cash financing expenses, which were capitalized as deferred financing costs to be amortized over the term of the Notes, which were repaid upon completion of the offering. The amount of deferred financing costs charged to interest expense during the six months ended June 30, 1999 was $108,000.

The note holders received 125,000 shares of common stock valued at $850,000, which was treated as debt discount and amortized over the term of the notes. The notes were due on the earlier of one day after the closing of the Company's initial public offering or one year from issuance. As a result of the Company's initial public offering on April 6, 1999, the notes became due and were repaid. The amount of debt discount charged to interest expense during the six months ended, June 30, 1999 was $850,000.

During the six months ended June 30, 1999, the Company paid $125,000 of notes payable related to the acquisition of Medica System, Inc. in June 1997, which were contingent upon the Company's initial public offering.

As of June 30, 1999 the only outstanding notes payable are $225,000 related to the Medica acquisition, due in December 1999.

The Company believes that current cash reserves are sufficient to fund operations and capital improvements needed for a period of at least eighteen months.

YEAR 2000

Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with each "Year 2000" requirements. The Company's business is dependent on the operation of numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others; hardware and software systems used by the Company to deliver services to its customers (including the Company's proprietary software systems as well as hardware and software supplied by third parties; communications networks, such as the Internet and private intranets, which the Company depends on to provide electronic transactions to its customers, the internal systems of the Company's customers and suppliers, the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in its business, such as telephone systems and building systems.

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

Furthermore, the success of the Company's efforts may depend on the success of other healthcare participants in dealing with their Year 2000 issues. Many of these organizations are not Year 2000 compliant and the impact of widespread customer failure on the Company's systems is difficult to determine. Customer difficulties due to Year 2000 issues could interfere with healthcare transactions or information, which might expose the Company to significant potential liability. If client failures result in the failure of the Company's systems, its business, prospects, financial condition, and results of operations would be materially adversely affected. Furthermore, the purchasing patterns of these customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to become Year 2000 compliant. The costs of becoming Year 2000 compliant for current or potential customers may result in reduced funds being available to purchase and implement the Company's applications and services.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Exhibit 27   Financial Data Schedule

(b)  REPORTS:

     Incorporated by reference form 8-K filed on August 16, 1999

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


August 16, 1999