Form 10-Q
period 1999-09-30
CLAIMSNET COM INC
filed 1999-11-15
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______________ to _______________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 6,625,000 shares outstanding as of November 15, 1999.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months Ended September 30, 1999 and 1998, and for the Nine Months Ended September 30, 1999 and 1998

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the Nine Months Ended September, 1999 and
               1998

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                     September 30,    December 31,
                                                         1999           1998(1)
                                                      -----------     -----------
                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and equivalents                               $    9,300      $      44
   Accounts receivable, less allowance for
     doubtful accounts of $27 and $44, respectively           94             42
   Interest receivable                                        84              -
   Prepaid expenses and other current assets                 137             20
                                                      ----------      ---------
       Total current assets                                9,615            106
PROPERTY AND EQUIPMENT - Net                               1,256            233
INTERNAL SOFTWARE DEVELOPMENT - Net                          123              -
INTANGIBLE ASSETS - Net                                      386            873
DEFERRED COSTS AND OTHER ASSETS                               25            442
                                                      ----------      ---------
TOTAL                                                 $   11,405      $   1,654
                                                      ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                   $      231      $     174
   Accrued expenses and other current liabilities            646            671
   Current portion of long-term debt                         225            350
                                                      ----------      ---------
       Total current liabilities                           1,102          1,195
                                                      ----------      ---------
LONG-TERM DEBT                                                 -          4,323
                                                      ----------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 6,625 shares and 3,625 shares
     outstanding as of September 30, 1999 and
     December 31, 1998, respectively                           7              4
   Additional capital                                     24,515          3,882
   Accumulated deficit                                   (14,219)        (7,750)
                                                      ----------      ---------
       Total stockholders' equity (deficit)               10,303         (3,864)
                                                      ----------      ---------
TOTAL                                                 $   11,405      $   1,654
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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                     -----------------------         -----------------------
                                                       1999            1998            1999            1998
                                                     -------         -------         -------         -------
REVENUES                                             $    84         $    32         $   213         $   103

COST OF REVENUES                                         475             173           1,102             489
                                                     -------         -------         -------         -------
GROSS LOSS                                              (391)           (141)           (889)           (386)
                                                     -------         -------         -------         -------
OPERATING EXPENSES:
   Research and Development                              212              96             560             382
   Software Amortization                                 192             168             528             504
   Selling, General & Administrative                   1,420             685           3,620           1,452
                                                     -------         -------         -------         -------

       Total operating expenses                        1,824             949           4,708           2,338
                                                     -------         -------         -------         -------

LOSS FROM OPERATIONS                                  (2,215)         (1,090)         (5,597)         (2,724)

INTEREST (INCOME) EXPENSE, Net                          (135)             78             872             220
                                                     -------         -------         -------         -------

LOSS BEFORE INCOME TAXES                              (2,080)         (1,168)         (6,469)         (2,944)
INCOME TAXES                                               -               -               -               -
                                                     -------         -------         -------         -------

NET LOSS AND COMPREHENSIVE LOSS                      $(2,080)        $(1,168)        $(6,469)        $(2,944)
                                                     -------         -------         -------         -------

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $ (0.31)        $ (0.35)        $ (1.17)        $ (0.91)
                                                     =======         =======         =======         =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                        6,625           3,351           5,536           3,233
                                                     =======         =======         =======         =======

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Nine Months Ended September 30, 1999
                                 (In thousands)
                                   (Unaudited)


                                         Number of      Common      Additional   Accumulated
                                          Shares        Stock         Capital      Deficit
                                         --------      --------      --------      --------
Balances at December 31, 1998               3,625      $      4      $  3,882      $ (7,750)

Issuance of common stock
with Series A 12%
Subordinated Notes                            125             -           850             -

Non-employee stock option grants                -             -           155             -

Issuance of common stock warrants               -             -           121             -

Issuance of common stock
in initial public offering                  2,500             3        16,815             -

Issuance of common stock related to
exercise of underwriters'
overallotment option                          375             -         2,692             -

Net loss and comprehensive
loss                                            -             -             -        (6,469)
                                         --------      --------      --------      --------

Balances at September 30, 1999              6,625      $      7      $ 24,515      $(14,219)
                                         ========      ========      ========      ========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Nine Months Ended
                                                                  September 30,
                                                               1999           1998
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $   (6,469)       $ (2,944)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                602             540
     Provision for doubtful accounts                               56               -
     Amortization of debt discount and
          deferred financing costs                                958               -
     Non-cash compensation for past services                      276               -
     Changes in operating assets and liabilities:
          Accounts receivable                                    (108)            (33)
       Interest receivable                                        (84)              -
          Prepaid expenses and other current assets              (117)              8
          Accounts payable, accrued expenses and
                  other current liabilities                       449              12
                                                             --------        --------
   Net cash used in operating activities                       (4,437)         (2,417)
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Issuance of employee note receivable                             -             (25)
   Purchases of property and equipment                         (1,122)            (61)
   Capitalized cost of internal software development             (139)              -
                                                             --------        --------
   Net cash used in investing activities                       (1,261)            (86)
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                         791           1,433
   Payments of notes and line of credit - affiliate            (5,114)              -
   Issuance of Series A 12% Subordinated Notes                    892               -
   Payment of Series A 12% Subordinated Notes                  (1,000)              -
   Payment of contingent notes                                   (125)              -
   Proceeds from issuance of common stock                           -           1,000
   Payments of deferred offering costs                              -            (155)
   Net proceeds from issuance of common stock
                  in initial public offering                   19,510               -
                                                             --------        --------
   Net cash provided by financing activities                   14,954           2,278
                                                             --------        --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 9,256            (225)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          44             395
                                                             --------        --------
CASH AND EQUIVALENTS, END OF PERIOD                          $  9,300        $    170
                                                             ========        ========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                            1999         1998
                                                          --------     --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                                    $    850     $      -
                                                          ========     ========
Non-employee stock options issued for past services       $    155            -
                                                          ========     ========
Common stock warrants issued for past services            $    121            -
                                                          ========     ========
Conversion of portion of line of credit - affiliate
to equity                                                 $      -     $    450
                                                          ========     ========


            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of September 30, 1999, the results of its operations for the three months and nine months ended September 30, 1999 and 1998, the condensed consolidated statement of changes in stockholders' equity for the nine months ended September 30, 1999, and cash flows for the nine months ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles for the interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

     Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal development costs of $139,000 related to software utilized in several of the Company's internal support systems were capitalized in the nine months ended September 30, 1999 in compliance with this Statement.


2.   BRIDGE FINANCING

     In February, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance.

     The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid from the proceeds of the initial public offering which occurred on April 6, 1999 (see note 4) and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense during the nine months ended September 30, 1999. Debt issuance costs of $108,000 were also capitalized as deferred financing costs and amortized over the period the Notes were outstanding, resulting in $108,000 charged to interest expense during the nine months ended September 30, 1999.

3.   INCOME TAXES

     The tax benefits from the Company's losses for the nine months ended September 30, 1999 and 1998 were offset by increases in the valuation allowance related to net deferred tax assets.


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

5.   TRANSACTIONS WITH MCKESSON HBOC, INC.

     Subsequent to September 30, 1999, the Company has entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company will receive development fees, license fees, subscription fees, and transaction fees pursuant to the agreement.

     In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The imputed value of the warrant, which is estimated at approximately $1.7 million using the Black-Sholes valuation method, will be amortized ratably over the life of the agreement as a sales discount.

     ITEM 2.    Management's Discussion and Analysis of Financial Condition
                               and Results of Operations



RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998.

Revenues

Revenues increased 163% to $84,000 from $32,000 for the three months ended September 30, 1999 and 1998, respectively. Revenues increased 107% to $213,000 from $103,000 for the nine month periods ended September 30, 1999 and 1998, respectively. Revenues for the 1998 periods were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by the Company in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to the Company's Internet-based system. Nearly all of the Medica business was phased out during 1998, with only $1,000 and $13,000 of revenue for the three months and nine months ended September 30, 1999, respectively, related to this business. The remainder of the revenues during 1999 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were no related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients. Revenues for the three months and nine months ended September 30, 1999 from recurring revenue sources represented 84% and 76%, respectively, of total revenues. Recurring revenues for the nine months were comprised of $125,000 from transaction-based fees and $37,000 from subscription fees. Revenues from non-recurring sources totaled $51,000 and were related to setup, support, and other fees.

Transactions processed by the Company increased 302% to 676,000 from 168,000 for the three months ended September 30, 1999 and 1998, respectively. Transactions increased 295% to 1,660,000 from 420,000 for the nine months ended September 30, 1999 and 1998, respectively. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 99.1% of all transactions were for physician and dental claim submission services. The Company intends to process additional transaction types in the future, including patient statements, eligibility and referral verifications, managed care encounter reports, and hospital claims. The Company had 334 accounts processing transactions for 2,655 providers at September 30, 1999 compared with 144 accounts and 1,046 providers at September 30, 1998, representing increases of 132% and 154%, respectively.

Transaction-based revenue averaged $.08 per transaction for the three and nine month periods ended September 30, 1999. The Company expects the average revenue per transaction to increase in future quarters for several reasons. Revenue per transaction for the 388,000 commercial electronic claims averaged $.02 during the three month period and will increase due to payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 211,000 Medicare and Medicaid claims averaged $.01 during the three month period and will increase with the implementation of a new pricing structure to charge a per transaction fee. The new pricing structure was implemented in early May 1999 for new client contracts and is expected to be fully implemented for all clients in early 2000. Average revenue per transaction for the 71,000 paper claims was $.56 during the quarter.

The company processed approximately 6,000 patient statements during the quarter ended September 30, 1999, representing less than one percent of total transactions during the period. The Company expects the number of accounts using patient statement processing to increase and, therefore, patient statement transactions should represent a larger percentage of total transactions in future quarters.

Cost of revenues

Cost of revenues in the three months and nine months ended September 30, 1999 were $475,000 and $1,102,000, compared with $173,000 and $489,000 in the prior year periods, representing increases of 175% and 125%, respectively. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $102,000 for the three months ended September 30, 1999 compared with $25,000 for 1998, an increase of 308%. Transaction processing expenses were $54,000 in 1999 compared to $31,000 in the third quarter of 1998, representing a 74% increase. Customer support operations expense increased by 173% to $319,000 in the third quarter of 1999 from $117,000 in the third quarter of 1998, while the number of accounts and providers served at the end of each quarter increased by 132% and 154%, respectively. The increases in Customer support operations expense were primarily attributable to increased staffing.

Operating expenses

Research and development expenses were $212,000 and $560,000 in the three months and nine months ended September 30, 1999, compared with $96,000 and $382,000 in the three months and nine months ended September 30, 1998, representing increases of 121% and 47%, respectively. Research and development expenses are comprised of personnel costs and related expenses. Internal software development costs of $76,000 and $139,000 were capitalized during the three and nine months ended September 30, 1999 while no costs were capitalized during the year-earlier period. Development efforts during both periods relating to the Company's proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on the Company's centralized operating system. No costs were capitalized for these development efforts. Development costs capitalized during the three months ended September 30, 1999 were related to several internal infrastructure system projects.

Software amortization expenses increased 14% to $192,000 from $168,000 in the three month periods ended September 30, 1999 and 1998, respectively. Software amortization expenses increased 5% to $528,000 from $504,000 in the nine month periods ended September 30, 1999 and 1998, respectively. These increases reflect additional amortization for internal use software costs capitalized in the nine months ended September 30, 1999.

Selling, general and administrative expenses were $1,420,000 in the three months ended September 30, 1999, compared with $685,000 in the same period of 1998, an increase of 107%. Selling, General and Administrative expenses increased 149% to $3,620,000 from $1,452,000 for the nine months ended September 30, 1999 and 1998, respectively. The $2,168,000 nine month period-to-period increase includes a $1,088,000 increase in sales and marketing expenses and a $399,000 increase in technology infrastructure and support expenses, both of which are primarily related to personnel costs and related expenses. A one-time charge of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the increase. The increase for other general administrative expenses was $405,000, primarily due to increases in office rent, telephone expenses, employee recruiting expenses, employment agreement contractual increases, and outside professional fees.

Interest expense

Net interest (income)/expense was ($135,000) for the three months ended September 30, 1999 compared with $78,000 in 1998. Net interest expense was $872,000 for the nine months ended September 30, 1999 compared with $220,000 in 1998. Included in the 1999 expense was $850,000 related to amortization of debt discount and $108,000 related to amortization of deferred financing costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,437,000 in the nine months ended September 30, 1999, compared with $2,417,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, as discussed above. Net cash used in investing activities was $1,261,000 and $86,000 in the nine months ended September 30, 1999 and 1998, respectively.

The Company purchased operating licenses and began implementation for several internal support systems during the 1999 period. In connection with the implementation of such systems, and as required by generally accepted accounting principles, the Company capitalized $139,000 of development costs during the period. Net cash provided by financing activities for the nine months ended September 30, 1999 was $14,954,000, compared with $2,278,000 in the comparable period of 1998. Borrowings under the line of credit - affiliate were $791,000 in 1999 and $1,433,000 in 1998. Payments for deferred costs of the Company's initial public offering were $155,000 in 1998. The $512,000 accumulated balance of deferred offering costs was recorded as an offset against the proceeds of the initial public offering, in accordance with generally accepted accounting principles.

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

As of September 30, 1999 the only outstanding notes payable are $225,000 related to the Medica acquisition, due in December 1999.

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

The Company has internally reviewed the proprietary software systems it uses to deliver services to its customers. Although the Company believes that its internally developed applications and systems are designed to be Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party or currently owned equipment or software to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, prospects, financial condition, and results of operations. The Company does not believe that its expenditures to upgrade its internal systems and applications will be material to its business, prospects, financial condition, and results of operations.

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

(b)  REPORTS:

Incorporated by reference form 8-K filed on November 15, 1999.

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


November 15, 1999