Form 10-K
period 1999-12-31
CLAIMSNET COM INC
filed 2000-03-30
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

                                    001-14665
                             COMMISSION FILE NUMBER


                               CLAIMSNET.COM INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2649230
          --------                                         ----------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  12801 N. Central Expressway, Suite 1515
  Dallas, Texas                                                  75243
  ---------------------------------------                      ----------
    (Address of principal                                      (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price on Nasdaq SmallCap stock market on March 27, 2000 was $40,607,916.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 6,625,000 shares outstanding as of March 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

THIS REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. CLAIMSNET.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THESE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT.


ITEM 1. BUSINESS


IN GENERAL

Claimsnet.com is an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Claimsnet.com's proprietary software, which was developed over the last seven years and resides entirely on its servers, allows healthcare providers to prepare healthcare claims interactively on the Internet and electronically transmits the claims to Claimsnet.com for processing. It also allows Claimsnet.com to download claims from the healthcare providers' computers directly to its servers. The software provides real-time editing of the claims data for compliance with the format and content requirements of payors and converts the claims to satisfy payor's specific processing requirements. Claimsnet.com then electronically transmits processed claims on behalf of healthcare providers directly or indirectly, to medical and dental payors that accept claims processing transmissions electronically. In addition, Claimsnet.com's software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Health Care Financing Administration. The payors to which claims processed by Claimsnet.com have been submitted, primarily through clearinghouses, such as HBO & Company and Envoy Corporation with which it has agreements, include plans and affiliates of Aetna Life & Casualty Company, Inc., MetLife Healthcare/Metropolitan Healthcare Corporation, Cigna Healthcare, Inc., The Prudential Insurance Company of America, Blue Shield/Blue Cross of Louisiana, and United Healthcare Corporation.

Claimsnet.com believes that the following are significant advantages of its electronic claims transmission services over other currently available services:

         o the ability of healthcare providers utilizing their websites to interactively prepare claims on the Internet and receive real time edits prior to claim submission,
         o the ease and availability of Claimsnet.com-provided training over the Internet,
         o the minimal software and processing power required for providers to utilize the Claimsnet.com proprietary software,
         o the scalability of the Company's software allows it the ability to add incremental services, such as patient statements, eligibility verification, electronic remittance advices and data modeling, through the same browser interface and website as the Claimsnet.com claims processing services, and
         o the ability to create multiple custom website formats to be promoted by partners and sponsors without modification of the server-based processing systems.

Claimsnet.com believes that the improved claims processing procedure will result in a sharply reduced average number of outstanding days revenue in accounts receivable, which should improve a provider's working capital. Claimsnet.com believes that the services offered by its competitors are generally based on legacy mainframe technology, proprietary networks, and proprietary file formats, which limit the ability of those competitors to offer interactive Internet-based processing services on an economical basis. In addition, competitors' services generally require extensive formal training, the installation of substantial software on each healthcare provider's computer, and significant processing power.

Claimsnet.com generates revenue from claim processing services by charging commercial payors, or clearinghouses acting for commercial payors, a transaction fee for claims submitted electronically and by charging healthcare providers a subscription fee and certain transaction fees for use of its services.

Claimsnet.com also offers patient statement processing services and real time eligibility verification of patient benefit coverage for healthcare providers. Claimsnet.com generates revenue by charging a transaction fee for each statement processed. It uses a subcontractor to print and mail the bar-coded and customized statements along with a return envelope.


ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, is estimated by Health Data Management, an industry publication, to include over
4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999, of which, approximately 1.7 billion claims are submitted on paper forms.

It is estimated by Health Data Management that electronic claims processing is currently used to process approximately 43% of all medical outpatient claims and 17% of all dental claims. Claimsnet.com believes that, as a result of the low penetration of electronic claims processing among healthcare providers and dentists, this market presents an attractive opportunity for it to offer a low-cost effective service. Claimsnet.com intends to focus its marketing efforts on outpatient claims, including claims of clinics, hospitals, physicians, dentists, and other outpatient service providers, as it believes they are the underserved segments of the market.

The number of non-electronic paper claims transactions in the HMO market is increasing rapidly and Claimsnet.com believes that HMO claims is another underserved segment of the outpatient claims processing market. Currently there is no formal transmission document standard. Accordingly, Claimsnet.com believes that the opportunity exists for it to utilize its claims processing configuration to make available a document scanning service using hypertext markup language (HTML). This will enable Claimsnet.com to convert an encounter form into a document that appears identical to the printed version, yet is designed to reconfigure the data entered and present it in a format that conforms to a payor's specific requirements.

Healthcare claims are generally processed by clearinghouses using a similar operating structure to that which exists in the credit card industry. A merchant that accepts a credit card for payment does not send payment requests directly to the bank that issued the card, but sends the payment request to a clearinghouse. The payment request is processed and transmitted to the appropriate bank. Healthcare claim clearinghouses accept, sort, process, edit, and then forward the claims to the appropriate payors, either electronically or on paper. The major healthcare clearinghouses operate in a mainframe computer environment. Furthermore, traditional clearinghouses process claims in off-line batches and return edit results to the submitters in a subsequent batch transmission. This operating configuration is both expensive and time consuming due to the source code changes required to continuously process claims correctly to meet payor requirements. In contrast, Claimsnet.com's healthcare transaction processing software system on the Internet is designed to operate in a real-time, open client-server configuration. This operating alternative can offer the provider a method of bypassing the clearinghouse and communicating directly with the payor in a rapid, accurate, and cost-effective manner. Claimsnet.com believes that if the industry evolves toward direct payor submission of claims or real-time adjudication of claims, its software will be able to offer efficient access to payors and their healthcare provider customers in a Health Information Portability and Accountability Act (HIPAA)-compliant format.

BUSINESS STRATEGY

Claimsnet.com's business strategy is as follows:

         o to aggressively market electronic claims processing services to outpatient healthcare providers, including clinics, hospitals, physicians, HMOs, third party administrators, dentists, and other outpatient service providers,
         o to expand the services offered by Claimsnet.com to include additional transaction processing functions, such as eligibility for benefit coverage, HMO encounter forms, and practice management functions in order to diversify sources of revenue, and
         o to license its claims processing technology for other applications, including stand-alone purposes, Internet systems, private label use, and original equipment manufacturers, to aggressively market HIPAA-compliant claim processing solutions to commercial, governmental, and managed care payors.

There can be no assurance that any of Claimsnet.com's business strategies will succeed or that any of its business objectives will be met with any success.


EXPANDED MARKETING EFFORTS

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

Claimsnet.com has entered into joint marketing agreements with a variety of partners, including Physicians' Online (recently acquired by Mediconsult, Inc.), Blue Cross/Blue Shield of Louisiana, Southern Medical Association, and Premier, Inc.

RECENT DEVELOPMENTS

On March 20, 2000, Claimsnet.com Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HEX"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with VHX Company, a Nevada corporation ("VHX"), whereby HEX will acquire substantially all of the properties and assets, the business and goodwill of VHX, including the HealthExchange.com name and HealthExchange.com trademarks, and assume certain liabilities in exchange for (i) 1,200,000 shares of common stock, par value $.001 per share, (ii) shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and shares of Series B 8% Convertible Redeemable Preferred Stock (the "Series B Preferred Stock," and, together with the Series A Preferred Stock, the "Preferred Stock"), and (iii) the cancellation of certain indebtedness owed by VHX to the Company. The Company estimates that total purchase price to be approximately $32 million.

Pursuant to the Asset Purchase Agreement, the stated value of the shares of each series of Preferred Stock to be issued shall be determined immediately prior to closing in accordance with the following formula: $15.35 million less (1) the product of 600,000 and the average of the closing sale prices of the Common Stock as quoted on the Nasdaq SmallCap Market on each trading day during the ten-day period terminating on the date immediately prior to March 20, 2000 (the "Trailing Average Closing Price"), and (2) the product of (a) the principal amount of, and accrued and unpaid interest on, the debt obligations owed by VHX to the Company and (b) 0.5.

The Preferred Stock is convertible into shares of Common Stock at a conversion price based upon the market value of the Common Stock at a specified time provided that the conversion price cannot be less than $14.00 or greater than $15.00, and provided further that (i) the convertibility of the Preferred Stock has been approved by the stockholders of the Company by March 31, 2001 and (ii) the performance milestone for the relevant series of Preferred Stock has been satisfied by March 31, 2001. The performance milestone for the Series A Preferred Stock is the existence of 1,000,000 lives covered by the business operation attributable to assets acquired. The performance milestone for the Series B Preferred Stock is the recognition of revenue from 6,000,000 member-months attributable to assets acquired. In the event that the performance milestone of any series of Preferred Stock is not satisfied that series of Preferred Stock will be cancelled. In the event that the performance milestone for any series of Preferred Stock is satisfied by such date, but the required approval by the stockholders of the Company is not obtained by such date, the relevant series of preferred stock will begin on April 1, 2001 to accrue cumulative dividends at the rate of 8% per annum and will be redeemed in equal quarterly installments thereafter for three years out of capital legally available therefor.

VHX was formed for the purpose of creating and marketing the first integrated Internet solution for employers, health plans and consumers (employees/members). The management of VHX had experience in transaction processing, health behavior modeling, clinical information systems, disease state management and knowledge engineering, all of which met HIPAA (Health Insurance Portability and Accountability Act) compliance guidelines. The target solution, which is in operation today, was designed to respond to three key dynamics: the rising cost of healthcare, the increasing complexity of managing the health benefit, and the escalating demand for more choice and control by health care consumers. VHX's product suite consists of front-office web products for managing relationships with employers, members, providers and vendors, and back-office products for completing administrative functions. It has three core products through which the objectives are met:

HealthExchange(TM) - a consumer/member web site enabling administrative self-service, health management, and money saving commerce opportunities; BenefitsExchange(TM) - an employer/health plan web site for managing billings, administering plans, identifying, responding to and reporting on health and disease management trends; and
CareExchange(TM) - a physician web site that processes claims and eligibility requests, enables collaboration with patients, plans and employers while integrating with existing practice management and electronic medical records systems.

All of these solutions are designed to conform with the electronic transactions guidelines currently outlined by the HIPAA regulations.

In connection with the Asset Purchase Agreement, HEX will at closing enter into employment agreements with each of Eric Hillerbrand, Jeff Muscarella and Nan P. Smith, the Executive Vice President - Chief Knowledge Officer, Executive Vice President - Business Development, and President, respectively, of VHX, each of whom will serve in various managerial capacities with the Company.

HEALTHCARE TRANSACTION PROCESSING SOFTWARE AND SECURITY

Claimsnet.com's healthcare transaction processing software is designed for in-patient, out-patient, and dental claims. The software is modular, providing valuable flexibility, and generally consists of the following components:

         o        industry standard website management software,
         o state-of-the-art commercial security and encryption software, and
         o core processing software developed by Claimsnet.com which provides claims review, claims processing, hard-coding of claims, and a "table-based" software coding of claims variables.

The expensive and time-consuming hard-coding routines required by traditional systems have been replaced by a user friendly system that is table-based. This permits payor-specific edits to meet the requirements of payors and avoids expensive onsite software changes. Claimsnet.com personnel inputs new edits. Once healthcare providers connect to Claimsnet.com's secure website, Claimsnet.com's software edits claims on-line automatically, using a database containing more than 22,000 edit variables. The direct provider-payor connections offered by Claimsnet.com's system are designed to allow for immediate billing data and information exchange when it becomes available from the payors. In the event that a particular payor cannot accept submission of claims electronically, Claimsnet.com prints and mails hard copies of the claims to these payors and charges the provider for this additional service.

During the initial application process, a new customer interacts with Claimsnet.com's proprietary "Print Wizard," that downloads claim files from the provider's practice management system. When connecting to the Internet, the provider's browser encryption is automatically enabled at the client extranet site. The user must "log-in" through a secure firewall to reach Claimsnet.com's healthcare transaction processing system. At this point, the healthcare provider, at his option, may automatically enable an additional level of encryption, claims are extracted from the provider's PC, and editing begins. Only claims containing errors are identified for editing. Once claims are edited, they are queued with accurate claims for transmission to payors. Should a claim not be acceptable electronically by a payor, the claim is automatically printed and mailed by the payor gateways. This mailing service is optional to the providers. To assure proper network operation and allow other revenue producing services, such as custom reports, eligibility inquiries, and decision support tools, Claimsnet.com monitors all traffic through its private application server and firewall.

Claimsnet.com's healthcare transaction processing software system is based upon a client-server computing model and includes a variety of different software applications. Individual applications work together to provide the extraction and encryption of claims from a provider's practice management system to Claimsnet.com's Internet claims processing server, where editing and formatting occurs in a secure environment. Claimsnet.com's system then delivers the claims to the payor gateway. The different software applications have either been purchased, licensed, or developed by Claimsnet.com.

Claimsnet.com's website is structured into three sections: "PUBLIC INTERNET," "CLIENT EXTRANET," and "PRIVATE INTRANET." The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Health Care Financing Administration has defined security requirements for Internet communications including healthcare data. Claimsnet.com operates in compliance with these requirements. Traditional claims clearinghouses that use regular phone and private data networks cannot provide this level of data security. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

With the exception of the commercial software, such as that provided by Microsoft, Claimsnet.com has either identified back-up sources for all the software used or, in the event of a business failure by the licensing vendor, Claimsnet.com owns the source code.

TRAINING AND HARDWARE REQUIREMENTS

The training for the various products and services offered by Claimsnet.com is free and delivered online through its client extranet to the provider, seven days a week, 24 hours a day. The tutorial and other training documents are always available at Claimsnet.com's Web home page the location of which on the Web is http://www.claimsnet.com. After an initial free period of unlimited service, Claimsnet.com will charge users a fee for technical support comparable to those charged by other healthcare software vendors.

No significant hardware investment by the customer is required in order to take advantage of Claimsnet.com's services. The system requires the provider to use a 28,800 bps asynchronous modem and a PC with Windows 3.11 or higher operating system installed. An Internet Service Provider, such as AT&T Worldnet, MCI, and Physicians' Online, offers local telecommunication to the Internet. Claimsnet.com's customers are responsible for obtaining and maintaining the Internet Service Provider connection.

INTERNET/INTRANET

The processing configuration used by Claimsnet.com requires limited electronic claims processing software to reside at the level of the healthcare provider. All editing and formatting takes place at Claimsnet.com's Internet application server site. From the standpoint of the user, Claimsnet.com believes its system has the latest software version and all format changes available instantly. Claimsnet.com's healthcare transaction processing software has the effect of turning a provider's old or outdated hardware into a terminal capable of operating in a 32-bit Windows environment.

Claimsnet.com's processing does not take place on the Internet, but rather in an extranet configuration. The main advantage of this approach is to assure that the communication between Claimsnet.com and a provider takes place in a highly-controlled, secure, and encrypted environment.

The dual encryption utilized by Claimsnet.com occurs at the browser software and application server level. All processing and data storage occurs behind a firewall, providing secure and controlled access to all data.

CUSTOMERS

Claimsnet.com views its customers as both the healthcare providers submitting claims and the payors accepting claims. Claimsnet.com is currently processing claims for approximately 3,000 providers and payors. The providers are geographically dispersed and represent a mix of physician specialties and dentists. One customer project represented 21% of the Company's total revenue for 1999.

Claimsnet.com requires each healthcare provider using Claimsnet.com's services to enter into a standard subscription agreement available on the home page of Claimsnet.com's website. This system allows the healthcare provider to access, complete, and return the subscription agreement on the Internet, and enables the provider to immediately access Claimsnet.com's services. Each subscription agreement provides (1) that the healthcare provider shall pay to Claimsnet.com monthly a subscription fee and (2) the nature of the services to be rendered by Claimsnet.com and the terms and conditions under which, Claimsnet.com will render its services. These contracts are terminable by the healthcare provider upon 30 days prior written notice.

Claimsnet.com also enters into agreements with the commercial medical and dental payors or regional clearinghouses to which Claimsnet.com submits processed claims. Generally, such agreements provide for the payment of a fee per claim to be paid to Claimsnet.com once certain minimum volume requirements have been met. As a result of the varying submission requirements of many insurance and other plans within any payor, Claimsnet.com treats each plan as a separate payor with its own particular requirements.

In September 1998, Claimsnet.com entered into an agreement with Electronic Data Interchange Services, a department of Blue Cross/Blue Shield of Louisiana, to provide claim processing services to Blue Cross/Blue Shield of Louisiana network providers. Under this agreement, Claimsnet.com and Blue Cross/Blue Shield of Louisiana are to jointly promote Claimsnet.com's services to the 9,600 network providers of Blue Cross/Blue Shield of Louisiana through website links, Blue Cross/Blue Shield of Louisiana network communication resources, educational seminars, telemarketing, and direct mail campaigns.

In September 1998, Claimsnet.com entered into a group purchasing agreement with Provider Select, Inc., an affiliate of Premier, Inc., the nation's largest alliance of hospitals and health care organizations. Under this agreement, Claimsnet.com is to provide claim processing, patient statements, eligibility verification, and other services to participating members of Premier.

In November 1998, Claimsnet.com signed an agreement with Southern Medical Association, a physician association which provides services to over 35,000 physicians in seventeen Southern states. Under the agreement, Claimsnet.com provides claim processing, patient statements, eligibility verification, and other services to participating members of Southern Medical Association.

In September 1999, Claimsnet.com entered into a joint marketing agreement with Physicians Online (POL), the leading medical information and communication network for physicians. POL has rapidly gained the membership of one-fourth of the physicians in the United States. Claimsnet.com offers POL members access to secure, easy-to-use and cost-effective transaction processing through a link at the Officestaff.com Website for Physicians' Online. Subsequently, POL was acquired by Mediconsult Inc., a leading provider of Internet services to patient groups.

In October 1999, Claimsnet.com entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. McKesson is the leading provider of information technology services in the worldwide healthcare market. Under the terms of the agreement, Claimsnet.com will be integrating its proprietary Internet-based claims processing technology into selected McKesson's electronic commerce solutions, for the purposes of better serving the claims processing needs of the independent physician practice market. The agreement provides for the Company to receive development fees, license fees, subscription fees, and transaction fees.

In conjunction with this agreement, Claimsnet.com granted McKesson an immediately exercisable, three year warrant to purchase 819,184 shares of common stock at a price of $7.00 per share.

MARKETING

Claimsnet.com intends to engage in a dedicated marketing and sales plan, including advertising at relevant sites on the Internet and in trade publications, conducting direct mail programs targeting healthcare providers and payors, such as commercial medical and dental payors, hiring additional sales and marketing personnel, preparing brochures and other promotional materials, and engaging in a public relations campaign designed to expose Claimsnet.com and its services to healthcare providers and payors which otherwise would not be exposed to Claimsnet.com and its products and services.

Claimsnet.com is actively seeking additional partners for alliances and joint ventures, including managed care companies, Internet service and information providers, traditional healthcare information systems providers, and major payors, seeking solutions to the costly handling of paper claims.

Claimsnet.com believes that there are opportunities for joint marketing with banks, insurance companies, and pharmaceutical companies that desire online interfacing with healthcare providers.

There can be no assurance that Claimsnet.com will secure any additional alliances or joint venture relations, or if it does, that such alliances or joint venture relationships will be profitable.

COMPETITION

Several large companies such as Healtheon, McKesson, National Data Corporation, QuadraMed Corporation, and ProxyMed Inc. dominate the segment of the industry in which Claimsnet.com operates. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. Claimsnet.com estimates, based on information from various trade journals, that there are approximately 300 or more small independent electronic claims processing companies and clearinghouses in addition to these large competitors, which operate as local sub-clearinghouses for the processing of medical and dental claims.

While Claimsnet.com competes with all other providers of electronic claims processing services, it is not aware of any other companies that provide healthcare electronic claims processing services in the same manner as those provided by Claimsnet.com and thus represent a direct competitor.

Claimsnet.com believes that its pricing structure and total cost is very competitive with other providers of electronic claims processing services. Claimsnet.com further believes that existing competitors are constrained not only by capital investments and existing hardware/software configurations, but also by existing customer agreements. Despite these limitations, Claimsnet.com anticipates that competition will arise in the processing of claims on the Internet. No assurance can be given that Claimsnet.com will successfully compete in any market in which it conducts or may conduct operations.

Some segments of the medical and dental claims processing industry are not currently suited to the use of inpatient electronic claims processing. Some of these segments are psychiatry and surgery, each of which requires substantial documentation in addition to the claim to be submitted. In these market segments, Claimsnet.com believes that it is not currently able to compete with existing and potential competitors and, accordingly, it has not designed its business plan to address this market segment.

EMPLOYEES

As of December 1999, Claimsnet.com had a total of 73 full-time employees, four of whom were executive officers, 49 of whom were technical personnel, twelve of whom were sales and marketing personnel, and eight of whom were administrative personnel. None of Claimsnet.com's employees are represented by a labor organization. Claimsnet.com believes that its relations with its employees are satisfactory.


RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING CLAIMSNET.COM'S BUSINESS AND PROSPECTS.

CONTINUATION OF LOSSES

The Company has incurred net losses since inception and expects to continue to operate at a loss for the foreseeable future. As of December 31, 1999, Claimsnet.com had an accumulated deficit of ($16,608,000).

LIMITED OPERATING HISTORY

Organized in April 1996 and a development stage company through March 31, 1997. Claimsnet.com has a very limited operating history. Claimsnet.com is prone to all of the risks inherent to the establishment of any new business venture including limited resources, problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, Claimsnet.com must, among other things:

o        maintain and increase its customer base,

o        implement and successfully execute its business and marketing strategy,

o continue to develop and upgrade its technology and transaction-processing systems,

o        continually update and improve its website,

o        provide superior customer service,

o        respond to competitive developments, and

o        attract, retain, and motivate qualified personnel.

The failure to adequately address these risks could have a material adverse effect on Claimsnet.com's business, prospects, financial condition, and results of operations.

FLUCTUATIONS IN OPERATING RESULTS MAY AFFECT THE MARKET PRICE OF COMMON STOCK

Significant fluctuations in its future quarterly operating results may occur due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect quarterly operating results include:

o Claimsnet.com's ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction,

o the announcement or introduction of new sites, services, and products by us and its competitors,

o        price competition or higher prices in the industry,

o the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase of "business to business" services, such as those which Claimsnet.com offer,

o Claimsnet.com's ability to upgrade and develop its systems and infrastructure in a timely and effective manner,

o        the amount of traffic on its website,

o        technical difficulties, system downtime, or Internet brownouts,

o the amount and timing of operating costs and capital expenditures relating to expansion of its business, operations, and infrastructure,

o        government regulation, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, and the healthcare transaction processing industry.

As a result of these factors, operating results of Claimsnet.com in one or more future quarters, may fall below the expectations of securities analysts and investors. In this event, the market price of the Common Stock would likely be materially adversely affected.

UNTESTED MARKETING STRATEGY

To date, Claimsnet.com has conducted limited marketing efforts. To penetrate its market Claimsnet.com will have to exert significant efforts to create awareness of, or demand for, its products and services. Claimsnet.com intends to upgrade its marketing efforts to include advertising via traditional and Internet methods, expanded sales staff, increased strategic business development activities, and broader product and service offerings. All of the marketing efforts of Claimsnet.com have been largely untested in the marketplace, and may not result in material sales. Claimsnet.com's failure to develop its marketing capabilities, successfully market its products or services, or recover the cost of its services would have a material adverse effect on the business, prospects, financial condition, and results of operations of Claimsnet.com.

NEED TO UPGRADE ITS SYSTEMS AND PROCESS AN INCREASED VOLUME OF CLAIMS

A key element of the strategy of Claimsnet.com is to generate a high volume of traffic on, and use of, its website. If the volume of traffic on the website or the number of claims submitted by customers substantially increases, Claimsnet.com will have to expand and further upgrade its technology, claims processing systems, and network infrastructure to accommodate these increases or its systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. Claimsnet.com may be unable to effectively upgrade and expand its claims processing system or to integrate smoothly any newly developed or purchased modules with its existing systems, which could have a material adverse effect on its business, prospects, financial condition, and results of operations.

NEED TO ATTRACT, INTEGRATE AND RETAIN HIGHLY SKILLED PERSONNEL, AND TO EFFECTIVELY MANAGE GROWTH

Claimsnet.com expects the expansion of its business to place a significant strain on its limited managerial, operational, and financial resources. Claimsnet.com will be required to expand its operational and financial systems significantly and to expand, train, and manage its work force in order to manage a material expansion of its operations. A failure to attract, retain and integrate highly skilled personnel could have a material adverse effect on the business, financial condition and results of operations of Claimsnet.com.

NEED TO PROTECT INTELLECTUAL PROPERTY RIGHTS

The ability of Claimsnet.com to compete effectively depends on its ability to maintain the proprietary nature of its services and technologies, including its proprietary software and the proprietary software of others with which it has entered into software licensing agreements. Claimsnet.com holds no patents and relies on a combination of trade secrets and copyright laws, nondisclosure, and other contractual agreements and technical measures to protect its rights in its technological know-how and proprietary services. In addition, it has been advised that trademark and service mark protection of its corporate name is not available. Claimsnet.com depends upon confidentiality agreements with its officers, directors, employees, consultants, and subcontractors to maintain the proprietary nature of its technology. These measures may not afford sufficient or complete protection, and others may independently develop know-how and services similar to the Company, otherwise avoid its confidentiality agreements, or produce patents and copyrights that would materially and adversely affect the business, prospects, financial condition, and results of operations of Claimsnet.com. While Claimsnet.com believes that its services are not subject to any infringement actions based upon the patents or copyrights of any third parties, its know-how and technology may in the future be found to infringe upon the rights of others. In such event Claimsnet.com may be required to obtain licenses from the other holders of their intellectual property, enter into royalty agreements, or redesign its products so as not to utilize the other's intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for Claimsnet.com to use this technology may not be available on acceptable terms or at all. These claims could result in litigation, which could materially adversely affect its business, prospects, financial condition, and results of operations.

INTERNET SECURITY POSES RISKS

The electronic submission of healthcare claims and other electronic healthcare transaction processing services by means of its proprietary software of Claimsnet.com involves the transmission and analysis of confidential and proprietary information of the patient, the healthcare provider, or both, as well as its own confidential and proprietary information. The compromise of the Company's security or misappropriation of proprietary information could have a material adverse effect on its business, prospects, financial condition, and results of operations. Claimsnet.com relies on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as medical information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by Claimsnet.com to protect customer transaction data. Anyone who is able to circumvent its security measures could misappropriate proprietary information or cause interruptions in its operations. Claimsnet.com may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that its activities or the activities of others involve the storage and transmission of proprietary information, such as diagnostic and treatment data, security breaches could damage its reputation and expose it to a risk of loss or litigation and possible liability. The failure of Claimsnet.com to prevent these security breaches may have a material adverse effect on its business, prospects, financial condition, and results of operations.

REGULATORY AND LEGAL UNCERTAINTIES

Claimsnet.com is not currently subject to direct regulation by any government agency other than laws or regulations applicable to electronic commerce, but it processes information which, by law, must remain confidential. The U.S. Healthcare Financing Administration has defined security requirements for Internet communications including healthcare data. The Company operates in compliance with these requirements. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the services of Claimsnet.com, increase its cost of doing business, or otherwise have a material adverse effect on its business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the business of Claimsnet.com, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on its business, prospects, financial condition, and results of operations.

THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT PRESENT RISKS AND UNCERTAINTIES

This Report contains forward-looking statements regarding plans and objectives of Claimsnet.com for the future. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Its plans and objectives are based on a successful execution of its expansion strategy and are based upon a number of assumptions, including assumptions relating to the growth in the use of the Internet and that there will be no unanticipated material adverse change in its operations or business. These assumptions involve judgments with respect to, among other things, future economic, political, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond its control. Although Claimsnet.com believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, the reader should not regard these statements as representations by Claimsnet.com or any other person that Claimsnet.com will achieve its objectives and plans.

ITEM 2. PROPERTIES

Claimsnet.com currently leases 20,000 square feet of office space at the rate of $34,000 per month. Their offices are located at Suite 1515, 12801 North Central Expressway, Dallas, Texas 75243. The lease expires December 31, 2000. Claimsnet.com believes that, in the event alternative or larger offices are required, such space is available at competitive rates. For Claimsnet.com's servers, Claimsnet.com utilizes DIGEX Business Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24 hour per day, 7 day per week Network Operations Center at a cost of $35,000 per month.


ITEM 3. LEGAL PROCEDINGS

On December 17, 1999, Millbrook Corporation (Millbrook) filed a complaint, in the 134th District Court, in connection with a Claims Submission Support and Marketing Agreement entered into in 1998. The complaint alleges breach of contract and violation of the Texas Deceptive Trade Practices-Consumer Protection Act and asserts that Claimsnet.com has failed to perform its obligations under the agreement. Although the complaint seeks substantial monetary awards, the Company believes that it has meritorious defenses to Millbrook's claims and intends to contest the case vigorously while continually evaluating and maintaining its out-of-court settlement options. The Company does not believe that the outcome of this litigation will have a material adverse effect on the financial position or operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 21, 1999, the annual meeting of stockholders was held in Dallas, Texas. The stockholders elected by a vote of 5,271,088 for and 4,480 withheld, Wescott W. Price, III, Terry A. Lee, Sture Hedlund and John C. Willems, III to serve as Class II Directors for a two year period and until their successors are elected and qualified. The stockholders also ratified by a vote of 5,272,088 for, 1,000 against and 2,530 abstaining, the selection of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com has been traded on the Nasdaq SmallCap market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" since April 6, 1999. The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq:

                                                     HIGH              LOW
                                                     ----              ---
         1999
         From April 6, 1999 through June 30,1999   $19.125           $7.563
         Three months ended September 30, 1999       8.500            4.000
         Three months ended December 31, 1999       12.625            4.000

The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on March 27, 2000 was $9.44 per share. As of November 11, 1999 there were 3,107 holders of record of the Common Stock.

DIVIDEND POLICY

Claimsnet.com has not paid any cash dividends on its Common Stock and does not intend to pay cash dividends in the foreseeable future. Claimsnet.com intends to retain future earnings, if any, for reinvestment in the development and expansion of its business. Any credit agreements, which we may enter into with institutional lenders, may restrict its ability to pay dividends. Whether Claimsnet.com pays cash dividends in the future will be at the discretion of its Board of Directors and will be dependent upon its financial condition, results of operations, capital requirements, and any other factors that the Board of Directors determines to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of Claimsnet.com. The financial statements as of December 31, 1999 have been audited by Ernst & Young LLP, independent auditors. The financial statements as of December 31, 1998 and for the two years in the period then ended, have been audited by King Griffin & Adamson, P.C., independent auditors. The selected statement of operations data for the year ended December 31, 1997 includes the results of operations of Medica from June 2, 1997, its date of acquisition.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Claimsnet.com's consolidated financial statements and the related notes appearing elsewhere in this 10K.


ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)
                                                            Year Ended December 31,
                                                  -----------------------------------------
                                                      1999          1998           1997
                                                      ----          ----           ----
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues . . . . . . . . . . . . . . . . . . . . .$   414,000   $   155,000    $    82,000
                                                  ------------  ------------   ------------
Total operating expenses . . . . . . . . . . . . .  8,485,000     4,510,000      2,514,000
                                                  ------------  ------------   ------------
Interest expense - affiliate . . . . . . . . . . .    142,000       314,000        390,000
Interest expense - bridge debt . . . . . . . . . .    967,000             -              -
Interest income  . . . . . . . . . . . . . . . . .   (322,000)       (6,000)       (41,000)
                                                  ------------  ------------   ------------
Net Loss . . . . . . . . . . . . . . . . . . . . .$(8,858,000)  $(4,663,000)   $(2,781,000)
                                                  ============  ============   ============
Loss per weighted average common share outstanding
  (basic and diluted)  . . . . . . . . . . . . . .$     (1.52)  $     (1.41)   $     (0.98)
                                                  ============  ============   ============
Weighted average common shares outstanding (basic
  and diluted) . . . . . . . . . . . . . . . . . .  5,811,000     3,309,000      2,851,000
                                                  ============  ============   ============

                                                                  December 31,
                                                  ------------------------------------------
                                                      1999           1998            1997
                                                      ----           ----            ----
BALANCE SHEET DATA:
-------------------
Current assets . . . . . . . . . . . . . . . . .  $ 7,176,000    $   105,000     $   419,000
Total assets . . . . . . . . . . . . . . . . . . .  8,923,000      1,653,000       2,175,000
Working capital (deficit). . . . . . . . . . . . .  6,224,000     (1,089,000)         36,000
Long-term debt . . . . . . . . . . . . . . . . . .          -      4,323,000       3,468,000
Stockholders' equity (deficit) . . . . . . . . . .  7,971,000     (3,864,000)     (1,677,000)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CLAIMSNET.COM, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. CLAIMSNET.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THESE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND AND MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH CLAIMSNET.COM'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


IN GENERAL

As of December 31, 1999, Claimsnet.com had working capital of $6,224,000 and stockholders' equity of $7,971,000. Claimsnet.com generated revenues of $414,000 for the year ended December 31, 1999, $155,000 for the year ended December 31, 1998 and $82,000 through December 31, 1997. Claimsnet.com has incurred net losses since inception and had an accumulated deficit of $16,608,000 at December 31, 1999. The Company expects to continue to operate at a loss for the foreseeable future. There can be no assurance that Claimsnet.com will ever achieve profitability. In addition, during the year ended December 31, 1999, Claimsnet.com used $6.5 million in operating activities.

Claimsnet.com is in the early stage of operations and, as a result, the relationships between revenue, cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in Claimsnet.com's consolidated financial statements are relatively fixed costs. Claimsnet.com's expenses increased with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of growth than the corresponding revenue increase. Accordingly, Claimsnet.com believes that, at its current stage of operations period to period comparisons of results of operations are not meaningful.

BRIDGE FINANCING

In February, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance.

The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid from the proceeds of the initial public offering which occurred on April 6, 1999 (see note 4 to the consolidated financial statements) and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense during the twelve months ended December 31, 1999. Debt issuance costs of $108,000 were also capitalized and amortized over the period the Notes were outstanding, resulting in $108,000 charged to interest expense. Cash interest expense of $9,000 was also recorded for the two month period the notes were outstanding.

INITIAL PUBLIC OFFERING

On April 6, 1999, the Company consummated an initial public offering ("IPO") of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters exercised, in full, the right to sell an additional 375,000 shares under the underwriters' overallotment option on May 21, 1999. The aggregate net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company) were approximately $19.5 million. The net proceeds were used to (i) repay approximately $5.1 million of outstanding principal and accrued interest on its 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) repay approximately $1.0 million of outstanding principal and accrued interest under its Series A 12% Subordinated Notes.

In connection with the IPO, the Company granted certain employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. The options were issued at a price of $8.00 or $8.80 per share and expire on the tenth anniversary of the grant. The employee options vest ratably over the first four anniversaries of the grant. The non-employee options were issued for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees require a charge to earnings equal to the imputed value of the options, which is estimated at $5.73 per option using the Black-Scholes valuation method. Therefore, the Company accrued and recognized a one-time expense of $155,000 related to the past services.

The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employee Director's Plan. The non-employee director options were issued at a price of $8.00 per share. Under the terms as originally issued, options for 50,000 shares of common stock were to vest ratably over the first two anniversaries of the grant, and options for 30,000 shares of common stock were to vest ratably on each three-month anniversary of the grant. On May 21, 1999 the Board of Directors, at the recommendation of the compensation committee, voted to modify the vesting period for all outstanding non-employee director options such that the options became fully vested on May 21, 1999. All options expire on the tenth anniversary of the grant. The modification did not result in a charge to earnings as it resulted in a de minimus change in the fair value of the options.

Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and issued for past services and, therefore, require a charge to earnings equal to the imputed value of the warrants, which is estimated at $6.07 per share using the Black-Scholes valuation method. Therefore, the Company accrued and recognized a one-time expense of $121,400 related to the issuance of warrants.

In November 1999, the Company granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Stock Option Plan, 5,000 of which were granted to a non-employee. The options were issued at an exercise price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant.


PLAN OF OPERATIONS

Claimsnet.com's business strategy is:

         o to aggressively market electronic claims processing services to outpatient healthcare providers, including clinics, hospitals, physicians, HMOs, third party administrators, dentists, and other outpatient service providers,
         o to expand the services offered by Claimsnet.com to include additional transaction processing functions, such as eligibility for benefit coverage, HMO encounter forms, and practice management functions in order to diversify sources of revenue;
         o to license its claims processing technology for stand-alone purposes, Internet systems, private label use, and original equipment manufacturers and
         o to aggressively market HIPAA-compliant claim processing solutions to commercial, governmental, and managed care payors.

Claimsnet.com anticipates that its primary source of near-term revenues will be fees paid by alliances for private label use and fees paid by users for insurance claim and patient statement services. In the future, Claimsnet.com expects a significant portion of its revenues to be derived from fees from commercial medical and dental payors and other payors for delivering claims electronically.

Claimsnet.com's principal operating costs are anticipated to be marketing, research and development, acquisition of capital equipment, and general and administrative expenses. Claimsnet.com intends to continue to develop and upgrade its technology and transaction-processing systems and continually update and improve its website to incorporate new technologies, protocols, and industry standards. Claimsnet.com intends to engage in a dedicated marketing and sales plan, including advertising at relevant sites on the Internet and in trade publications, conducting direct mail programs targeting healthcare providers and payors, such as commercial medical and dental payors, hiring additional sales and marketing personnel, preparing brochures and other promotional materials, and engaging in a public relations campaign designed to expose Claimsnet.com and its services to healthcare providers and payors which otherwise would not be exposed to Claimsnet.com and its products and services. In connection with the expansion of its business, Claimsnet.com intends to acquire additional computers and networking equipment to permit an increased volume of claims to be processed by it. General and administrative expenses include all corporate and administrative functions that serve to support Claimsnet.com's current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, network administration and data processing, training, and rent.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues increased 167% to $414,000 in 1999 from $155,000 in 1998. Revenues of $87,000 during 1999 are related to percentage completion recognition of the McKesson/HBOC Development and Services Agreement and revenues of $327,000 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were no related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients. Revenues for the 1998 periods were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by the Company in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to the Company's Internet-based system. Nearly all of the Medica business was phased out during 1998. Revenues from recurring revenue sources for the year ended December 31, 1999 represented 61% of total revenues. Recurring revenues were comprised of $199,000 from transaction-based fees and $53,000 from subscription fees. Revenues from non-recurring sources totaled $75,000 and were related to setup, support, and other fees. Revenues under the McKesson Development and Services Agreement accounted for approximately 21% of 1999 revenues.

Transactions processed by the Company increased 302% to 2,809,000 in 1999 from 699,000 in 1998. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 99.1% of all transactions were for physician and dental claim submission services. The Company intends to process additional transaction types in the future, including patient statements, eligibility and referral verifications, managed care encounter reports, and hospital claims. The Company had 365 accounts processing transactions for 3,001 providers at December 31, 1999 compared with 175 accounts and 1,364 providers at December 31, 1998, representing increases of 109% and 120%, respectively.

Transaction-based revenue averaged $.07 per transaction for the year ended December 31, 1999. The Company expects the average revenue per transaction to increase in future periods for several reasons. Revenue per transaction for the 1,649,000 commercial electronic claims averaged $.02 during 1999 and will increase due to payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 842,000 Medicare and Medicaid claims averaged $.01 during 1999 and will increase with the implementation of a new pricing structure to charge a per transaction fee. Additionally, the Company's agreement with McKesson HBOC, Inc. includes a per transaction processing fee which is greater than the average revenue per transaction recognized for the year ended December 31, 1999. Average revenue per transaction for the 287,000 paper claims was $.47 during the year.

The company processed approximately 31,000 patient statements during the year ended December 31, 1999, representing one percent of total transactions during the period. The Company expects the number of accounts using patient statement processing to increase and, therefore, patient statement transactions should represent a larger percentage of total transactions in the future.

COST OF REVENUES

Cost of revenues were $1,665,000 in 1999 compared to $649,000 for the prior year. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $324,000 for the year ended December 31, 1999 compared with $114,000 for 1998, an increase of 184%. Transaction processing expenses were $208,000 in 1999 compared to $110,000 in 1998, representing a 89% increase. Customer support operations expense increased by 167% to $1,133,000 in 1999 from $425,000 in 1998, while the number of accounts and providers served at the end of each year increased by 109% and 120%, respectively. The increases in Customer support operations expense were primarily attributable to increased staffing.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,005,000 in 1999, compared with $531,000 in 1998, representing an increase of 89%. Research and development expenses are comprised of personnel costs and related expenses. Internal use software costs of $161,000 were capitalized during 1999 while no costs were capitalized during the year-earlier period. Development efforts during both periods relating to the Company's proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on the Company's centralized operating system. No costs were capitalized for these development efforts. Development costs capitalized during the year were related to several internal infrastructure system projects.

SOFTWARE AMORTIZATION

Software amortization expenses increased 8% to $729,000 in 1999 from $672,000 in 1998. These increases reflect additional amortization for internal use software costs capitalized in the period ended December 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $5,086,000 in the year ended December 31, 1999, compared with $2,658,000 in 1998, an increase of 91%. The $2,428,000 increase includes a $1,413,000 increase in sales and marketing expenses and a $192,000 increase in technology infrastructure and support expenses, both of which are primarily related to personnel costs and related expenses. The sales and marketing increase also reflects marketing efforts during 1999. A one-time charge of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the general and administrative increase. The increase for other general administrative expenses was $547,000, primarily due to increases in office rent, telephone expenses, employee recruiting expenses, employment agreement contractual increases, and outside professional fees.

INTEREST EXPENSE

Interest expense was $1,109,000 for 1999 compared with $314,000 in 1998. Included in the 1999 expense was $850,000 related to amortization of debt discount related to bridge financing, $108,000 related to amortization of deferred financing costs and $9,000 of cash interest at 12%. Interest of $142,000 was paid to affiliates in 1999 and $314,000 in 1998. Interest income of $322,000 was provided in 1999 from investment of the net proceeds from the April 6, 1999 Initial Public Offering. Interest income of $6,000 was earned in 1998.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES. Revenues increased to $155,000 in 1998 from $82,000 in 1997. The increase is due to an increase in the number of customers subscribing to and using Claimsnet.com's service to file insurance claims. One customer represented 62% of the Company's total revenues in 1997, and the Company subsequently cancelled its contract with this customer.

COST OF REVENUES. Cost of revenues increased to $649,000 in 1998 from $251,000 in 1997. The increase results primarily from an increase in the number of employees involved in setting up customers as sales and marketing efforts expanded and supporting customers as the customer base increased. The increase in cost of revenues is disproportionately larger than the increase in revenues because much of the cost is attributable to the initial setup of clients that will produce recurring revenues over future periods.

RESEARCH AND DEVELOPMENT. Research and development expense increased to $531,000 in 1998 from $461,000 in 1997. The increase is attributed to an increase in the number of employees involved in software development and testing activities related to improvements in the claims processing system and the introduction of complementary products such as patient statement processing services and eligibility verification of patient coverage.

SOFTWARE AMORTIZATION. Software amortization expense increased to $672,000 in 1998 from $403,000 in 1997. The increase is due to the capitalization of $912,000 of software development costs associated with the acquisition of Medica in June 1997 and the related full-year amortization charge in 1998 versus the partial-year charge in 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense increased to $2,658,000 in 1998 from $1,399,000 in 1997. The increase is the result of an increase of approximately $500,000 in sales and marketing expenses, an increase of approximately $350,000 in information systems expenses, and the write-off of $412,000 of deferred financing costs incurred in conjunction with an initial public offering that was not completed.

INTEREST EXPENSE - AFFILIATE. Interest expense -- affiliate decreased to $314,000 in 1998 from $390,000 in 1997. The decrease is due to the completion of a series of private equity placements in 1998 and 1997, from which the proceeds were used to reduce the line of credit due to the affiliate until such time as the funds were needed for operating activities.

INTEREST INCOME
Interest income decreased to $6,000 in 1998 from $41,000 in 1997. The decrease is due to a reduction in the average balance of short term investments. During late 1997, the proceeds from private equity placements were sufficient to fully repay the line of credit due to affiliate and the excess funds were invested in short term securities. During early 1998 all remaining short term investments were liquidated to provide working capital and the proceeds from the subsequent private equity placements did not exceed the balance of the line of credit due to affiliate.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,451,000 in 1999, compared with $2,994,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, as discussed above. Net cash used in investing activities was $5,306,000 in 1999 and $120,000 in 1998. Primary uses consisted of the purchase of $3,832,000 marketable securities and the purchase of $1,313,000 in property and equipment. In addition, the Company purchased operating licenses and began implementation for several internal support systems during the 1999 period. In connection with the implementation of such systems, the Company capitalized $161,000 of internal development costs during the period.

In February, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance. Total new borrowings from an affiliate were $911,000 in 1999. Payments of notes payable were $6,584,000 in 1999 as the Company retired all notes with the proceeds of its IPO.

In April of 1999, the Company completed its IPO, issuing 2,875,000 shares for net proceeds of $19,515,000.

In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company will receive development fees, license fees, subscription fees, and transaction fees pursuant to the agreement.

In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The value of the warrant, which is estimated at approximately $1.7 million using the Black-Scholes valuation method, will be amortized ratably over the life of the agreement as a sales discount.

Net cash used by operating activities increased to $2,994,000 in 1998 from $1,973,000 in 1997. The increase is generally attributable to the increase in operating expenses, offset by an increase in non-cash amortization expense and an increase in accrued liabilities, primarily related to deferred offering costs. Net cash used in investing activities decreased to $120,000 in 1998 from $437,000 in 1997. During 1997, cash used in investing activities included non-recurring uses of $84,000 related to the Medica acquisition and $193,000 related to capitalized software development costs. Net cash provided by financing activities decreased slightly to $2,763,000 in 1998 from $2,789,000 in 1997. Proceeds from common stock issuances related to private equity placements decreased by $226,000 and net borrowings under the line of credit due to affiliate increased by $955,000 while payments for deferred offering costs increased by $755,000.

The Company believes that its current cash reserves and contractual cash inflows are sufficient to fund operations, capital improvements and the Company's obligations resulting from the VHX transaction for a period of at least twelve months.

YEAR 2000 COMPLIANCE

In late 1999, the Company completed its remediation and testing of its information systems to become year 2000 ready. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $10,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to insure that any latent Year 2000 matters that may arise are addressed promptly.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE FOLLOWING DISCUSSION AND ANALYSIS ABOUT MARKET RISK DISCLOSURES MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND ITS MANAGEMENT AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

The Company elected to minimize risk during 1999 by investing excess cash in money market instruments and domestic bonds. Claimsnet.com operates in the United States and is not subject to foreign currency fluctuations and run away inflation.

Remaining proceeds from the April 6, 1999 Initial Public Offering (IPO), together with anticipated revenues from operations, are expected to be sufficient to satisfy capital requirements for at least the next 12 months. If financial resources are insufficient, additional financing may be required to implement plans for expansion. The Company can not predict whether this additional financing will be in the form of equity or debt, or be in another form. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, Inc.:

     We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiary at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                       /S/  Ernst & Young LLP

Dallas, Texas
February 8, 2000, except for Note L
as to which the date is March 20, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Claimsnet.com Inc.

We have audited the accompanying consolidated balance sheet of Claimsnet.com inc, and subsidiary as of December 31, 1998 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Claimsnet.com, Inc. and subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.



                                                /S/ KING GRIFFIN & ADAMSON, P.C.


Dallas, Texas
January 22, 1999


                                  CLAIMSNET.COM INC. AND SUBSIDIARY
                                     CONSOLIDATED BALANCE SHEETS
                                                                                              December 31,
                                                                                     -----------------------------
                                                                                         1999             1998
                                                                                     -------------   -------------
                                     ASSETS
CURRENT ASSETS
 Cash and equivalents                                                                $  3,021,000    $     44,000
 Marketable securities                                                                  3,832,000               -
 Accounts receivable, net of allowance for doubtful accounts of
  $26,000 and $43,000 in 1999 and 1998, respectively                                       98,000          42,000
 Interest receivable                                                                      100,000               -
 Prepaid expenses and other current assets                                                125,000          19,000
                                                                                     -------------   -------------
       Total current assets                                                             7,176,000         105,000
EQUIPMENT, FIXTURES AND SOFTWARE
 Computer hardware and software                                                         1,617,000         273,000
 Software development costs                                                             1,923,000       1,923,000
 Furniture and fixtures                                                                   109,000          10,000
 Office equipment                                                                          25,000          25,000
 Leasehold improvements                                                                    31,000               -
                                                                                     -------------   -------------
                                                                                        3,705,000       2,231,000
 Accumulated depreciation and amortization                                             (1,983,000)     (1,125,000)
                                                                                     -------------   -------------
   Total equipment, fixtures and software                                               1,722,000       1,106,000
OTHER ASSETS
 Deferred offering costs                                                                        -         417,000
 Other                                                                                     25,000          25,000
                                                                                     -------------   -------------
   Total other assets                                                                      25,000         442,000
                                                                                     -------------   -------------
TOTAL ASSETS                                                                         $  8,923,000    $  1,653,000
                                                                                     =============   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable                                                                  $    489,000    $    173,000
   Accrued expenses                                                                       463,000         671,000
   Contingent payable                                                                           -         125,000
   Notes payable                                                                                -         225,000
                                                                                     -------------   -------------
       Total current liabilities                                                          952,000       1,194,000
                                                                                     -------------   -------------

LONG-TERM DEBT
  Line of credit-affiliate                                                                      -       1,462,000
  Note payable-affiliate                                                                        -       2,000,000
  Accrued interest-affiliate                                                                    -         861,000
                                                                                     -------------   -------------
   Total long-term liabilities                                                                  -       4,323,000
                                                                                     -------------   -------------
TOTAL LIABILITIES                                                                         952,000       5,517,000
                                                                                     -------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value; 4,000,000 shares authorized, no shares issued or outstanding
   Common stock, $.001 par value; 40,000,000 shares authorized; 6,625,000 shares
   and 3,625,000 shares outstanding as of December 31, 1999 and 1998, respectively          7,000           4,000
   Additional capital                                                                  24,572,000       3,882,000
   Accumulated deficit                                                                (16,608,000)     (7,750,000)
                                                                                     -------------   -------------
       Total stockholders' equity (deficit)                                             7,971,000      (3,864,000)
                                                                                     -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  8,923,000    $  1,653,000
                                                                                     =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
                                                  ----------------------------------------
                                                      1999          1998            1997
                                                      ----          ----            ----
REVENUES                                          $   414,000   $   155,000    $    82,000

Cost of Revenues                                    1,665,000       649,000        251,000
                                                  ------------  ------------   ------------
Gross Loss                                         (1,251,000)     (494,000)      (169,000)
                                                  ------------  ------------   ------------
OPERATING EXPENSES:
 Research and Development                           1,005,000       531,000        461,000
 Software Amortization                                729,000       672,000        403,000
 Selling, General & Administrative                  5,086,000     2,658,000      1,399,000
                                                  ------------  ------------   ------------
LOSS FROM OPERATIONS                               (8,071,000)   (4,355,000)    (2,432,000)
                                                  ------------  ------------   ------------
OTHER INCOME (EXPENSE)
 Interest expense-affiliate                          (142,000)     (314,000)      (390,000)
 Interest expense-bridge debt                        (967,000)            -              -
 Interest income                                      322,000         6,000         41,000
                                                  ------------  ------------   ------------
   Total Other Income (Expense)                      (787,000)     (308,000)      (349,000)
                                                  ------------  ------------   ------------

NET LOSS                                          $(8,858,000)  $(4,663,000)   $(2,781,000)
                                                  ============  ============   ============

NET LOSS PER SHARE - BASIC AND DILUTED            $     (1.52)  $     (1.41)   $     (0.98)
                                                  ============  ============   ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Basic and diluted)                     5,811,000     3,309,000      2,851,000
                                                  ============  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       CLAIMSNET.COM INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENT OF CHANGES IN
                                        STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                   Total
                                                     Number of    Common  Additional     Note    Accumulated   Shareholders'
                                                      Shares      Stock     Capital   Receivable   Deficit         Equity
                                                     ---------   ------- ------------ ---------- -------------  -------------
Balances at January 1, 1997                          2,365,000   $ 2,000 $(3,125,000) $  (1,000) $   (306,000)  $ (3,430,000)

Issuance of stock for compensation                      46,000         -      78,000          -             -         78,000

Sale of stock for cash                                 580,000     1,000   2,249,000          -             -      2,250,000

Issuance of stock related to the purchase
 of Medica                                             120,000         -     465,000          -             -        465,000

American Medical Finance capital
 Contribution                                                -         -   1,740,000      1,000             -      1,741,000

Net loss                                                     -         -           -          -    (2,781,000)    (2,781,000)

                                                     ---------   ------- ------------ ---------- -------------  -------------
Balances at December 31, 1997                        3,111,000     3,000   1,407,000          -    (3,087,000)    (1,677,000)
                                                     ---------   ------- ------------ ---------- -------------  -------------

Sale of stock for cash                                 514,000     1,000   2,475,000          -             -      2,476,000

Net loss                                                    -          -           -          -    (4,663,000)    (4,663,000)

                                                     ---------   ------- ------------ ---------- -------------  -------------
Balances at December 31, 1998                        3,625,000     4,000   3,882,000          -    (7,750,000)    (3,864,000)
                                                     ---------   ------- ------------ ---------- -------------  -------------

Issuance of common stock with Series A 12%
 Subordinated Notes                                    125,000         -     850,000          -             -        850,000

Non-employee stock option grants                             -         -     155,000          -             -        155,000

Issuance of common stock warrants                            -         -     121,000          -             -        121,000

Sale of common stock in initial public
 Offering                                            2,875,000     3,000  19,512,000          -             -     19,515,000

Amortization of common stock warrants issued
 in connection with development agreement                    -         -      52,000          -             -         52,000

Net loss                                                     -         -           -          -    (8,858,000)    (8,858,000)
                                                     ---------   ------- ------------ ---------- -------------  -------------
Balances at December 31, 1999                        6,625,000   $ 7,000 $24,572,000  $       -  $(16,608,000)  $  7,971,000
                                                    ==========   ======= ============ ========== =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                  CLAIMSNET.COM INC. AND SUBSIDIARY
                                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Year Ended December 31,
                                                                        ---------------------------------------------
                                                                              1999           1998           1997
                                                                        -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (8,858,000)   $ (4,663,000)   $ (2,781,000)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
     Depreciation and amortization                                           858,000         707,000         417,000
     Common stock issued for services                                        276,000               -          78,000
     Provision for doubtful accounts                                          65,000          34,000          10,000
     Amortization of debt discount and deferred
      financing costs                                                        958,000               -               -
     Offering costs written off                                                    -         412,000         102,000
     Amortization of prepaid sales discount                                   52,000               -               -
     Changes in operating assets and liabilities net of acquisitions:
       (Increase) decrease in accounts receivable                           (121,000)        (62,000)         93,000
       Increase in prepaid expenses and other current assets                (206,000)         (9,000)        (11,000)
       Increase in accounts payable, accrued expenses
        and other current liabilities                                        525,000         587,000         119,000
                                                                        -------------   -------------   -------------
   Net cash used in operating activities                                  (6,451,000)     (2,994,000)     (1,973,000)
                                                                        -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                      (5,757,000)              -               -
   Proceeds from sale of marketable securities                             1,925,000               -               -
   Purchase of business, net of cash acquired                                      -               -         (84,000)
   Employee loan                                                                   -         (25,000)              -
   Purchase of property and equipment                                     (1,313,000)        (95,000)       (160,000)
   Capitalized cost of internal software development                        (161,000)              -        (193,000)
                                                                        -------------   -------------   -------------
   Net cash used in investing activities                                  (5,306,000)       (120,000)       (437,000)
                                                                        -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                                    911,000       1,530,000         575,000
   Payments of notes and line of credit - affiliate                       (5,234,000)              -               -
   Issuance of Series A 12% Subordinated Notes                               892,000               -               -
   Payment of Series A 12% Subordinated Notes                             (1,000,000)              -               -
   Payment of contingent notes                                              (350,000)              -               -
   Proceeds from issuance of common stock                                 19,515,000       2,025,000       2,251,000
   Payments of deferred offering costs                                             -        (792,000)        (37,000)
                                                                        -------------   -------------   -------------
   Net cash provided by financing activities                              14,734,000       2,763,000       2,789,000
                                                                        -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                            2,977,000        (351,000)        379,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                       44,000         395,000          16,000
                                                                        -------------   -------------   -------------
CASH AND EQUIVALENTS, END OF YEAR                                       $  3,021,000    $     44,000    $    395,000
                                                                        =============   =============   =============


                                  CLAIMSNET.COM INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                Year Ended December 31,
                                                                           1999           1998         1997
                                                                       ------------  ------------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON CASH TRANSACTIONS:

Common stock issued for acquisition of a business                      $         -   $         -   $  465,000
                                                                       ============  ============  ===========
Common stock issued in connection with Series A
12% Subordinated Notes                                                 $   850,000   $         -   $        -
                                                                       ============  ============  ===========
Other liabilities incurred for acquisition of subsidiary               $         -   $         -   $   58,000
                                                                       ============  ============  ===========
Conversion of note payable - affiliate to equity                       $         -   $         -   $1,740,000
                                                                       ============  ============  ===========
Conversion of portion of line of credit - affiliate
 to equity                                                             $         -   $   450,000   $        -
                                                                       ============  ============  ===========
Common stock warrants issued in connection with development
 and services agreement                                                $ 1,700,000   $         -   $        -
                                                                       ============  ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE A--ORGANIZATION AND BACKGROUND

Claimsnet.com inc. ("Claimsnet.com" or the "Company") is a Delaware corporation originally formed in April 1996. The Company owns and licenses software used for processing medical insurance claims on the internet.

In 1996, the Company acquired all the internet software, licenses, intellectual property rights and technology developed by an affiliated company, American Medical Finance ("American Medical Finance"). American Medical Finance is affiliated through common stockholders, and as a stockholder of the Company. On June 2, 1997, the Company acquired Medica Systems, Inc., which owned the CyberClaim software source code previously licensed to the Company for use in conjunction with the software purchased from American Medical Finance. (See Note
C).

The Company completed an initial public offering in April 1999 for 2,875,000 shares at $8.00 per share including the underwriter's overallotment of 375,000 shares.

The Company has generated losses since inception and has had negative cash flow from operations. Through 1999, the Company has generated minimal revenues and has relied on an initial public offering and funding from an affiliate to fund its operations and development activities.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying financial statements include the accounts of Claimsnet.com Inc. and its subsidiary from the date of acquisition. All material intercompany accounts and transactions from that date have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of 3 months or less when purchased.

MARKETABLE SECURITIES

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. The Company has classified all investments in debt securities as held-to-maturity because the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs capitalized through December 31, 1999, include internal software development costs totaling $396,000, software purchased from American Medical Finance totaling $615,000 (See Note H), and software purchased through the acquisition of Medica totaling $912,000 (See Note C). Capitalized computer software costs include direct labor, labor-related overhead costs and interest. The software is amortized over its expected useful life of 3 years. Amortization expense related to internally developed software costs totaled $649,000, $629,000 and $394,000 for 1999, 1998 and 1997, respectively.

Management periodically evaluates the recoverability, valuation, and amortization of capitalized software costs to be sold, leased, or otherwise marketed. As part of this review, management considers the expected undiscounted future net cash flows. If they are less than the stated value, software costs will be written down to fair value.

REVENUE

Monthly subscription fee revenue is recognized ratably over the applicable subscription period. Claim processing revenues are recognized when the claims are processed. Enrollment fee revenue is recognized upon enrollment of customers. Customer support fees are recognized when support services are rendered. Project development revenues are recognized on a percentage of completion basis.

Software license revenues are recognized in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 97-2, "Software Revenue Recognition". Under SOP 97-2, software license revenues are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable; no significant production, modification, or customization of the software is required; and collection is considered probable by management.

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $141,000, $57,000 and $19,000 and in 1999, 1998 and 1997, respectively.

Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal development costs of $161,000 and software purchased of $559,000 related to software utilized in several of the Company's internal support systems, were capitalized in 1999 in compliance with this Statement.

The software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $68,000, $21,000, and $4,000 in 1999, 1998, and 1997.

Leasehold improvement costs are capitalized and amortized over the remaining lease term. Costs incurred in 1999 were $42,000 and amortization totaled $11,000.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED OFFERING COSTS

Offering costs are capitalized and recorded as a reduction to stockholders' equity upon completion of a successful offering or expensed if the offering is unsuccessful.

INCOME TAXES

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are provided for deferred tax assets when realization is not reasonably assured.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents, representing options and warrants totaling approximately 1,371,000 shares at December 31,1999 are not included in the diluted loss per share as they are antidilutive. As such, diluted and basic loss per share are the same.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income
(loss). The Company's comprehensive loss is equal to its net losses for all periods presented.

SEGMENT REPORTING

The Company operated during all periods in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

One customer project represented 21% of the Company's total revenue for 1999. The Company does not generally require collateral. Management provides an allowance for doubtful accounts which reflects its estimate of uncollectible receivables.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Claimsnet does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense totaled $579,000, $99,000 and $46,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

RECLASSIFICATION

Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.


NOTE C--MEDICA SYSTEMS, INC. ACQUISITION

On June 2, 1997, the Company completed the acquisition of Medica Systems, Inc. ("Medica "), giving it ownership of the underlying source code of a software program which processes medical insurance claims. The software was previously licensed from Medica under a software licensing agreement. The transaction was accounted for as a purchase. The Company received all of the outstanding stock of Medica in exchange for a purchase price of $973,000 which consisted of $100,000 cash at closing, 119,671 shares of the Company's common stock, a contingent cash payment of $125,000 due within 60 days of the effective date of a registration statement (February 9, 1999), notes for $225,000 due one year from the effective date of a registration statement (December 11, 2000), and 50% of the amounts collected relating to the accounts receivable of Medica existing on the closing date. The fair value of the common stock given as consideration in the transaction totaled $465,000 or $3.89 per share. The Company collected $116,000 of Medica's outstanding receivables at the closing date and has included $58,000 (50%) as a part of the purchase price. The contingent cash and notes payable have been recorded as a part of the purchase price as they were determinable at the date of closing.

The fair value of assets acquired and liabilities assumed consisted of:

         Software ................................................... $ 912,000
         Accounts receivable, net ...................................   116,000
         Fixed assets ...............................................    25,000
         Other current assets .......................................     2,000
         Current liabilities ........................................   (82,000)
                                                                      ----------
                                                                      $ 973,000
                                                                      ==========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE C--MEDICA SYSTEMS, INC. ACQUISITION (CONTINUED)

Unaudited pro forma financial information for the year ended December 31, 1997 as though the acquisition had occurred on January 1, 1997 is as follows:

    Revenues . . . . . . . . . . . . . . . . . . . . . . . . . .   $  408,000
                                                                   ===========
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,856,000
                                                                   ===========
    Net loss per common share (basic and diluted)  . . . . . . . . $    (0.99)
                                                                   ===========
    Weighted average common shares outstanding (basic and diluted)  2,900,632
                                                                   ===========


NOTE D-MARKETABLE SECURITIES

The following is a summary of held-to-maturity debt securities at December 31, 1999:
                                                                  ESTIMATED
                                                     FACE VALUE   FAIR VALUE
                                                     ----------   ----------
Due in one year or less                              $3,483,000   $3,484,000
Due after one year through two years                    350,000      348,000
                                                     ----------   ----------
                                                     $3,833,000   $3,832,000

Held-to-maturity debt securities at December 31, 1999 are summarized based on contractual maturity, however, expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. Amortized cost of securities sold in 1999 upon maturity was $1,925,000.

NOTE E--LINE OF CREDIT AND NOTES PAYABLE

The Company had a line of credit facility with American Medical Finance, an affiliate, of up to $2,000,000, carrying an interest rate of 9.5%. The Company also had a note payable-affiliate to American Medical Finance (see Note H) for $2,000,000 plus interest at 9.5%. The balances due on the line of credit and the note, and the related interest, were paid in 1999 with proceeds from the initial public offering.

Notes payable at December 31, 1998 related to debt incurred in conjunction with the purchase of Medica (see Note C). The notes were retired in 1999 with proceeds from the initial public offering.


NOTE F--FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. The note payable and the line of credit (both amounts with fixed rate debt) had a carrying amount of $3,462,338 and a fair value of approximately the same amount at December 31, 1998. The fair value of the Company's fixed rate debt has been estimated based upon relative changes in the Company's variable borrowing rates since origination of the fixed rate debt.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE G--INCOME TAXES

Deferred tax assets and liabilities at December 31, 1999, 1998 and 1997 are as follows:

                                                       1999         1998         1997
                                                       ----         ----         ----
         Current deferred tax assets. . . . . . . $    10,000  $    16,000   $     4,000
         Non-current deferred tax assets. . . . .   6,088,000    2,953,000     1,289,000
         Non-current deferred tax liabilities . .    (212,000)    (191,000)     (417,000)
         Valuation allowance  . . . . . . . . . .  (5,886,000)  (2,778,000)     (876,000)
                                                  ------------ ------------  ------------
         Net non-current deferred taxes . . . . . $        --   $       --   $        --
                                                  ============ ============  ============

The deferred tax assets result from the provision for doubtful accounts which is not currently deductible for income tax purposes and from the net operating loss generated by the Company. The non-current deferred tax liability results from depreciation and amortization deducted for income tax purposes in excess of that expensed for financial reporting purposes and the remaining deferred tax liability acquired in the Medica acquisition. The net deferred tax asset is fully reserved through a valuation allowance recorded against it due to the uncertainty of the Company generating future taxable income.

The Company's effective income tax rate differed from the Federal statutory rate of 34% as follows:

                                                       1999         1998         1997
                                                       ----         ----         ----
         Statutory rate of 34% applied to net loss . .$ 3,012,000    $ 1,585,000   $   946,000
         Permanent differences . . . . . . . . . . . .   (167,000)        62,000        14,000
         State income taxes, net of federal tax effect    263,000        143,000        84,000
         Change in valuation allowance . . . . . . . . (3,108,000)    (1,790,000)   (1,044,000)
                                                      ------------   ------------  ------------
                                                      $        --    $        --   $        --
                                                      ============   ============  ============

At December 31, 1999, the Company has net operating loss carryforwards of approximately $10.3 million which begin to expire in 2011.


NOTE H--RELATED PARTY TRANSACTIONS

In 1996, the Company purchased software, licenses, intellectual property rights and technology from American Medical Finance. As the software was purchased from a related entity, the asset was recorded by the Company at the basis (in accordance with generally accepted accounting principles) of American Medical Finance. Accordingly, the asset was recorded at $615,000 with a corresponding note payable to American Medical Finance $3,740,000. The difference between the recorded cost of the asset and the note payable ($3,125,000) was reflected as a contra to paid-in capital (a deemed distribution). The asset was recorded at the net book value per the affiliate's records, which was less than the estimated fair market value.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

NOTE H--RELATED PARTY TRANSACTIONS (CONTINUED)

In 1997, American Medical Finance agreed to reduce its note receivable from the Company by $1,740,000. The reduction in the note was recorded as a capital contribution by American Medical Finance and effectively reduced the $3,125,000 contra to additional capital described above.

The Company had a note payable and a line of credit facility with American Medical Finance (see Note E).

In 1998 and 1997, certain of the Company's expenses totaling $317,000 and $185,000, respectively, were paid by American Medical Finance and represent costs such as rent, printing and office supplies. All such expenses were accounted for as increases in the line of credit. The relationship with American Medical Finance could result in operating results or financial position significantly different from that which would have been obtained if the entities were autonomous.


NOTE I--STOCKHOLDERS' EQUITY

In 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance. The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid in April 1999 from the proceeds of the initial public offering which occurred on April 6, 1999 (see note 4) and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense. Debt issuance costs of $108,000 were also capitalized as deferred financing costs and amortized to interest expense over the period the Notes were outstanding.

In connection with the Companys initial public offering ("IPO"), 2,875,000 shares of common stock were sold in April and May 1999 at a price of $8.00 per share. The net proceeds to the Company (after deducting the underwriting discount and offering expenses payable by the Company) were approximately $19.5 million.

In connection with the initial public offering, the Company granted employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. Total shares authorized for grant under the 1997 Plan are 557,692. The options were granted at a price of $8.00 or $8.80 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four anniversaries of the grant. The non-employee options were granted for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees require a charge to earnings equal to the imputed value of the options, which is estimated at $5.73 per option using the Black-Scholes valuation method. Therefore, the Company recognized a one-time expense of $155,000 related to the past services as of March 31, 1999.

The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employees and Director's Plan. The non-employee director options were issued at a price of $8.00 per share. In May of 1999, the board of directors voted to accelerate the vesting of the directors' option shares from one year to immediate vesting. The Company did not record a charge for the acceleration as it determined the modification resulted in a de minimus change in fair value. All options expire on the tenth anniversary of the date of the grant. Total shares authorized for grant under this Plan are 111,538.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE I--STOCKHOLDERS' EQUITY (CONTINUED)

Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and issued for past services and, therefore, required a charge to earnings equal to the imputed value of the warrants, which was estimated at $6.07 per share using the Black-Scholes valuation method. Therefore, the Company recognized a one-time expense of $121,400 related to the issuance of warrants as of March 31, 1999.

In November 1999, the Company granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Stock Option Plan, 5,000 of which were granted to a non-employee. The options were issued at a price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant.

In October 1999 Claimsnet.com entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The fair market value of the Company's Common Stock on the date the warrant was granted was $4.25 a share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The imputed value of the warrant, which was estimated at approximately $1.7 million using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a direct reduction of revenues generated by The Agreement.

During 1998, the Company consummated a private offering of 20 units, each unit consisting of 11,967 shares of common stock, for aggregate gross proceeds of $1,000,000 in the form of $550,000 cash and $450,000 debt cancellation related to a portion of the line of credit-affiliate. Also, during the period from July to October 1998, the Company consummated an additional private offering of 29.5 units, each unit consisting of 9,295 shares of the Company's common stock for aggregate gross proceeds of $1,475,000.

In July 1998, the Company issued warrants to acquire an aggregate of 11,154 shares of common stock to a non-employee. Such warrants are exercisable for a period of four years commencing one year following the IPO at a price per share equal to 110% of the IPO price.

During 1997, the Company raised $2,250,000 in gross proceeds, in a private placement, through the sale of 579,806 shares of common stock.


STOCK BASED COMPENSATION ARRANGEMENTS

The Company's 1997 stock option plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 557,692 shares of common stock. The options are to be issued at fair market value, as defined, and vest 25% each year from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire at termination of employment.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE I--STOCKHOLDERS' EQUITY (CONTINUED)

The Company's Directors' Plan provides for the issuance to non-employee directors of options to acquire 111,538 shares of common stock. The options are to be issued at fair market value, as defined, and vest on the first anniversary from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire one year from the date upon which the participant ceases to be a Director.

The following table summarizes the stock option activity related to the Company:

                                              NUMBER OF        PER SHARE      WEIGHTED AVERAGE
                                               SHARES           EXERCISE       EXERCISE PRICE
                                              ----------       ----------     ----------------
Outstanding options-January 1, 1999                   -        $        -         $       -
    Granted                                     562,500         8.00-8.80              8.03
    Cancelled                                   (41,500)             8.00              8.00
                                              ----------       ----------         ---------
Outstanding options-December 31, 1999           521,000         8.00-8.80              8.03
                                              ==========       ==========         =========
Options exercisable-December 31, 1999                 -                 -                 -
                                              ==========       ==========         =========

Outstanding options as of December 31, 1999, had a weighted average remaining contractual life of approximately 9 years and a weighted average fair value at issuance of $4.83 based on the Black-Scholes value method.

The Company accounts for its stock based awards to employees using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees," and its related interpretations.

SFAS No. 123 requires the disclosure of pro forma net loss and net loss per share as if the Company had adopted the fair value method since inception. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, four years; risk free rate of 7 percent; no dividends during the expected term; and a volatility of 0.8. If the computed values of the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net loss would have been $9,252,643 ($1.59 per basic and diluted share) for the year ended December 31, 1999.


NOTE J--COMMITMENTS AND CONTINGENCIES

The Company leases office space under a lease agreement that expires on December 31, 2000. Rent expense totaled $248,000, $116,000 and $56,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Rent expense for the year ended December 31, 2000 is expected to be $409,000.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


NOTE J--COMMITMENTS AND CONTINGENCIES (CONTINUED)

>From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE K--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. The Company has made no contributions to the plan through December 31, 1999.


NOTE L--SUBSEQUENT EVENTS

On March 20, 2000, Claimsnet.com Inc., a Delaware corporation (the "Company"), through its wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HEX"), entered into an asset purchase agreement (the "Asset Purchase Agreement") with VHX Company, a Nevada corporation ("VHX"), whereby HEX will acquire substantially all of the properties and assets, the business and goodwill of VHX, including the HealthExchange.com name and HealthExchange.com trademarks, and assume certain liabilities in exchange for (i) 1,200,000 shares of common stock, par value $.001 per share, (ii) shares of Series A 8% Convertible Redeemable Preferred Stock (the "Series A Preferred Stock") and shares of Series B 8% Convertible Redeemable Preferred Stock (the "Series B Preferred Stock," and, together with the Series A Preferred Stock, the "Preferred Stock"), and (iii) the cancellation of certain indebtedness owed by VHX to the Company. The Company estimates that total purchase price to be approximately $32 million.

Pursuant to the Asset Purchase Agreement, the stated value of the shares of each series of Preferred Stock to be issued shall be determined immediately prior to closing in accordance with the following formula: $15.35 million less (1) the product of 600,000 and the average of the closing sale prices of the Common Stock as quoted on the Nasdaq SmallCap Market on each trading day during the ten-day period terminating on the date immediately prior to March 20, 2000 (the "Trailing Average Closing Price"), and (2) the product of (a) the principal amount of, and accrued and unpaid interest on, the debt obligations owed by VHX to the Company and (b) 0.5.

The Preferred Stock is convertible into shares of Common Stock at a conversion price based upon the market value of the Common Stock at a specified time provided that the conversion price cannot be less than $14.00 or greater than $15.00, and provided further that (i) the convertibility of the Preferred Stock has been approved by the stockholders of the Company by March 31, 2001 and (ii) the performance milestone for the relevant series of Preferred Stock has been satisfied by March 31, 2001. The performance milestone for the Series A Preferred Stock is the existence of 1,000,000 lives covered by the business operation attributable to assets acquired. The performance milestone for the Series B Preferred Stock is the recognition of revenue from 6,000,000 member-months attributable to assets acquired. In the event that the performance milestone of any series of Preferred Stock is not satisfied that series of Preferred Stock will be cancelled. In the event that the performance milestone for any series of Preferred Stock is satisfied by such date, but the required approval by the stockholders of the Company is not obtained by such date, the relevant series of preferred stock will begin on April 1, 2001 to accrue cumulative dividends at the rate of 8% per annum and will be redeemed in equal quarterly installments thereafter for three years out of capital legally available therefor.

In connection with the Asset Purchase Agreement, HEX will at closing enter into employment agreements with each of Eric Hillerbrand, Jeff Muscarella and Nan P. Smith, the Executive Vice President - Chief Knowledge Officer, Executive Vice President - Business Development, and President, respectively, of VHX, each of whom will serve in various managerial capacities with the Company.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 1999 the Company dismissed King Griffin & Adamson P.C., which served as the Company's independent auditors since 1996. The reports issued by King Griffin & Adamson P.C. on the financial statements for the years ended December 31, 1998 and 1997 of the Company did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Based on the recommendation of the Audit Committee of the Board of Directors of the Company, the Company's Board of Directors approved the decision to change independent auditors. In connection with its audits for the years ended December 31, 1998 and 1997 and through August 10, 1999, there were no disagreements with King Griffin & Adamson P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of King Griffin & Adamson P.C., would have caused King Griffin & Adamson P.C. to make reference thereto in their Report on the financial statements for such years or such interim periods. King Griffin & Adamson P.C. furnished the Company with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated August 16, 1999, is filed as Exhibit 16.1 to the Form 8-K of the Company, dated August 10, 1999.

The Company engaged Ernst & Young LLP as its new independent auditors as of August 10, 1999. The Company's Board of Directors approved the engagement on May 21, 1999. Through August 10, 1999, the Company has verbally consulted with Ernst & Young LLP only regarding issues related to 1999 matters and, specifically, to matters related to a bridge financing transaction, matters related to the issuance of stock options and stock warrants to non-employees, and general matters related to the presentation of interim financial results. The recommendations of Ernst & Young LLP were adopted by the Company and disclosed in the Form 10-Q filings dated May 17, 1999 and August 16,1999. The previous independent auditors were verbally consulted on the matter related to a bridge financing transaction and were not in disagreement with the views of management and Ernst & Young LLP. The Company had allowed Ernst & Young LLP to review the aforementioned Form 8-K before it was filed with the Commission. Ernst & Young LLP has not furnished the Company with a letter containing any new information, clarification, or disagreement with the information set forth herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT
The directors and executive officers of Claimsnet.com, their ages, and their positions held with Claimsnet.com are as follows:


NAME                                 AGE               POSITION
----                                 ---               --------
Bo W. Lycke ........................ 53   Chairman of the Board of Directors,
                                          President, Chief Executive Officer, and Class
                                          I Director
Terry A. Lee ........................45   Executive Vice President, Chief Operating Officer
                                          and Class II Director
Paul W. Miller ......................43   Vice President and Chief Financial Officer
Patricia Davis ......................44   Vice President of Business Development
Ellen Opperthauser...................36   Vice President of Marketing
C. Kelly Campbell ...................41   Vice President of Finance and
                                          Secretary
Sharon G. Larkin  ...................47   Vice President, Corporate Controller
Abbas R. Kafi .......................45   Vice President of Information Systems
Cheryl L. Corless ...................43   Vice President of Customer Operations
Ward L. Bensen ..................... 57   Class I Director, Treasurer
Robert H. Brown, Jr. ................46   Class I Director
Sture Hedlund ...................... 61   Class II Director
John C. Willems, III ................44   Class II Director
Westcott W. Price, III ..............60   Class II Director


The following is certain summary information with respect to the executive officers and directors of Claimsnet.com.

BO W. LYCKE has served as the Chairman of the Board of Directors, President, and Chief Executive Officer of Claimsnet.com since its inception. In 1990, Mr. Lycke founded American Medical Finance for the purpose of financing and processing medical accounts receivable and, since such time, has served as the Chairman of the Board of Directors thereof. During the period from 1983 to 1990, Mr. Lycke was involved in a variety of entrepreneurial undertakings in the fields of satellite antenna manufacturing, precious metal scrap recovery, and independent radio programming production. He also has extensive experience as a director of several private companies. In 1972, Mr. Lycke founded, and from 1973 to 1983, was president and director, of Scanoil, Inc., a company engaged in domestic and international oil futures trading, as well as chartering and operating ocean-going oil tankers. From 1971 to 1983 Mr. Lycke also served as a President and director of various domestic operating subsidiaries of the Volvo Automotive/Beijer Group, the indirect owner of Scanoil, Inc.

TERRY A. LEE has served as Executive Vice President and Chief Operating Officer of Claimsnet.com since September 1996 and has served as director of Claimsnet.com since 1998. From October 1995 until September 1996, Mr. Lee served as a director of North American Sales and Marketing, Internetworking Product Group of Compaq Computer Corporation. From January 1995 through December 1995, Mr. Lee served as Vice President of Sales of Networth, a network hardware manufacturer acquired by Compaq. From October 1988 to January 1995, Mr. Lee served as Director of Major Accounts, with Lotus Development Corporation, a software developer and marketer. From November 1983 to October 1988, Mr. Lee served as a district manager with CompuServe, Inc., an online service provider.

PAUL W. MILLER is a Certified Public Accountant and served as Chief Financial Officer of Claimsnet.com since November 1997. From September 1995 to October 1997, Mr. Miller served as Chief Financial Officer and Vice President of Quality Management Services for Sweetwater Health Enterprises, Inc., a NCQA accredited credentials verification organization and commercial software firm serving the managed healthcare industry. From April 1991 to May 1995, Mr. Miller served as Chief Financial Officer and Secretary of Quantra Corporation, formerly, Melson Technologies, an information systems company serving the commercial real estate industry. From January 1984 to February 1991, Mr. Miller held a variety of financial and operations management positions in the independent clinical laboratory industry with SmithKline Beecham Clinical Laboratories, Inc. and Nichols Institute Laboratories North Texas, Ltd. Mr. Miller began his career in 1978 in the audit division of Arthur Andersen & Company.

PATRICIA DAVIS joined the Company and was named the Company's first Vice President of Business Development in October 1999. She comes to Claimsnet.com with over 15 years of health industry management experience. From December 1996 to September 1999 Ms. Davis was the director of quality management services for Caredata.com, a leading healthcare intelligence provider and Internet content destination. From November 1993 to November 1996, Ms. Davis was the region sales/service manager for Quest Diagnostics, one of the leading clinical and research development laboratories. Prior to Quest Diagnostics, Ms. Davis held positions managing operations, client services, sales and multi-site information systems for several of the largest companies in the $35 billion clinical laboratory industry, including Nichols Institute and SmithKline Beecham
Clinical Laboratories. Ms. Davis began her career in 1980 at International Clinical Laboratories.

ELLEN OPPERTHAUSER has served as Vice President of Marketing since August 1999. Ms. Opperthauser came to Claimsnet.com with nine years of high-technology marketing and business development experience. From May 1997 to March 1999, Ms. Opperthauser was Global Director of Marketing, Public Relations, Tradeshows & Events for Philips Consumer Communications (PCC). In that capacity, Ms. Opperthauser was responsible for developing and executing marketing strategies to support PCC's strategic alliances and new product launches including the primary responsibility for marketing partnerships with Disney's Touchstone Pictures and the National Association of Stock Car Automobile Racing (NASCAR). >From December 1996 to April 1997, Ms. Opperthauser was employed by Advanced Telemarketing Corporation as Director of Marketing Communications where she was responsible for development and execution of the company's strategic marketing plan. Previously (January 1995- July 1996) she was Director, Public Relations/Account Executive for G. Williams & Associates, an advertising agency. Ms. Opperthauser began her career with Challenger Electrical Equipment Corporation, a wholly owned subsidiary of Westinghouse (1988 - 1995) where her marketing communications background was complemented by a foundation in the operations of customer service, distribution and production scheduling.

C. KELLY CAMPBELL has served as Vice President, as well as Secretary, of Claimsnet.com and in other positions with Claimsnet.com since April 1996. Mr. Campbell served as the Chief Financial Officer of American Medical Finance from September 1994 until May 1998. From September 1988 to September 1994, Mr. Campbell was President of Campbell Rojas & Associates, Inc., which provided consulting services for the Resolution Trust Corporation, the Federal Deposit Insurance Corporation, banks, and other companies. From July 1984 to September 1988, he served as Vice President and Controller for Turtle Creek National Bank in Dallas, Texas. Mr. Campbell began his career in 1980 in the audit division of KPMG Peat Marwick.

SHARON G. LARKIN has served as Vice President, Corporate Controller of Claimsnet.com since June 1999. Ms. Larkin has over 20 years of financial management experience in both domestic and international markets. From January 1996 to April 1999, Ms. Larkin served as Corporate Controller for Global Compression Services Inc., a wholly-owned subsidiary of GE Capital Co., where she had financial and administrative management, international accounting and audit coordination responsibilities. From 1991 to 1995 Ms Larkin served as Corporate Controller for Production Operators, Inc., a publicly traded oil field service company specializing in contract gas compression services, pipeline management and oil and gas production in the United States and South America. She began her career at Production Operators in August 1976 and progressed through various levels of financial management in a significant growth environment.

ABBAS R. KAFI has served as the Vice President of Information Systems of Claimsnet.com since July 1998. Mr. Kafi has over 17 years of software development and information systems management experience. From August 1996 to July 1998 Mr. Kafi served as Senior Director, Business Systems Development and Operations for Citizens Communications, Inc. in Dallas, Texas, where he was responsible for supporting 1.2 million customers nationwide. From September 1995 to August 1996, Mr. Kafi served as Executive Director of Information Technology for PrimeCo Personal Communications, L.P., Dallas, Texas, during its start up period. At PrimeCo, Mr. Kafi was responsible for designing, developing, and implementing a state of the art client/server environment capable of supporting
4.0 million subscribers nationwide. Mr. Kafi's prior experience includes software development and management positions with Value-Added Communication, USDATA Corporation, Harris Corporation, and American Micro Products.

CHERYL L. CORLESS joined Claimsnet.com in February 1999 as the Vice President of Customer Operations. Ms. Corless has over 12 years of experience in operations and management positions for high volume and technical customer support operations. From June 1998 to February 1999 Ms. Corless served as Senior Manager of Greyhound Lines, Inc. where she managed call center operations handling 10 million calls annually. From March 1987 to February 1998 Ms. Corless held various positions with National TechTeam, Inc., most recently as Call Center and Remote Site Director. At TechTeam, Ms. Corless established and managed technical call centers employing 500 support technicians and successfully implemented and achieved ISO 9001 quality certification. TechTeam provided outsourcing services to Hewlett-Packard, AST, 3COM, WordPerfect, Novell, General Electric, Micrografx, Chrysler, Ford and General Motors.

WARD L. BENSEN has been a director of Claimsnet.com since April 1996 and has served as Treasurer of Claimsnet.com since inception. Since 1990, he has served as a director of American Medical Finance. Since June 1994, he served as Senior Vice President of American Medical Finance where he is primarily responsible for its marketing efforts in the western United States and receivables acquisitions nationwide. From March 1993 until September 1993, Mr. Bensen was Vice President of Investment, and marketed investment programs for both Prudential Securities and Shearson Lehman Brothers, and, from 1991 to 1993, provided specialized investment banking services as a partner of John Casey and Associates, a contract wholesale securities marketing firm. From 1984 to 1991, he served as Division Vice President for Jones International Securities and prior thereto, held various positions with Shearson American Express, The Safeco Insurance Co. and Procter & Gamble.

ROBERT H. BROWN, JR. has served as a director of Claimsnet.com since April 1996 and had been a director of American Medical Finance since 1990. Since January 1999, Mr. Brown has served as President and Chief Executive Officer of Frost Securities, Inc. From July 1998 to January 1999, Mr. Brown served as President and Chief Executive Officer of RHB Capital, LLC, a Dallas-based private investment firm. From 1990 to 1998, Mr. Brown was employed by Dain Rauscher, Inc., a regional investment banking and brokerage firm, as an Executive Vice President. Mr. Brown was Senior Vice President of TM Capital Corporation during 1989. From 1985 to 1989, Mr. Brown was a Vice President of Thompson McKinnon Securities, where he was responsible for all corporate finance activities in the southwestern United States. Mr. Brown also serves as a director of Emerson Radio Inc.

STURE HEDLUND has served as a director of Claimsnet.com since 1998. Since January 1987, Mr. Hedlund has also served as Chairman of the board of directors of Scandinavian Merchant Group AB, a Swedish corporation engaged in venture capital investing. Since 1993, Mr. Hedlund has been a director of Ortivus AB, a public company engaged in the business of medical technology, and has been a director of Ortivus Medical AB, a company engaged in the manufacture of heart monitoring devices and a subsidiary of Ortivus AB.

JOHN C. WILLEMS, III has served as a director of Claimsnet.com since 1998 and has been legal counsel to Claimsnet.com since April 1996. Since September 1993, Mr. Willems has been an attorney with the law firm of McKinley, Ringer & Zeiger, PC, in Dallas, Texas, practicing in the area of business law. From January 1992 to August 1993, Mr. Willems was an attorney in the law firm of Settle & Pou, PC, also located in Dallas, Texas.

WESTCOTT W. PRICE, III has served as a director of Claimsnet.com since April 1999. Mr. Price is the former President, Chief Executive Officer and Vice Chairman of the board of directors of FHP International Corporation ("FHP"), a publicly-held managed health care company. During his fifteen-year tenure at FHP, FHP's annual revenues grew from under $50 million to over $4 billion. In February 1997, FHP was acquired for $2.1 billion. Before joining FHP in 1981, Mr. Price served as President and Chief Executive Officer of Wm. Flaggs, Inc., a restaurant chain. From 1970 to 1973, Mr. Price was the Chief Operating Officer of California Medical Centers, a publicly-held long-term care and retail pharmacy-operating company in Los Angeles. Mr. Price has in the past served on various boards, including Health Maintenance Life Insurance Company and Talbert Medical Management Company, a physician practice management company with revenues of $460 million. He currently serves as a director of Scripps Health, a non-profit hospital operating company, and of StorComm, Inc., as well as other private companies. Mr. Price is a member of the Advisory Board for the School of Medicine at the University of California-Irvine.

STRUCTURE OF THE BOARD OF DIRECTORS

The board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The board of directors currently consists of three members in class I and three members in class II. Class I currently consists of Messrs. Lycke, Bensen, and Brown, the terms of which expire at the 2000 annual meeting of stockholders. Class II currently consists of Messrs. Lee, Hedlund, Price, and Willems, the terms of which expire at the 2001 annual meeting of stockholders. Each class is elected for a term of two years.

There are no family relationships among Claimsnet.com's directors and executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS

In April 1997, the board of directors created a compensation committee, which is currently comprised of Messrs. Brown, and Hedlund. The Compensation Committee has (1) full power and authority to interpret the provisions of, and supervise the administration of, the 1997 Plan and (2) the authority to review all compensation matters relating to Claimsnet.com.

In April 1997, the board of directors also created an audit committee, which is currently comprised of Messrs. Brown, and Hedlund. The audit committee is responsible for reviewing the plans and results of the audit engagement with the independent auditors; reviewing the adequacy, scope, and results of the internal accounting controls and procedures; reviewing the degree of independence of the auditors; reviewing the auditors' fees; and recommending the engagement of auditors to the full board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by Claimsnet.com for services rendered in all capacities during the years ended December 31, 1999, 1998 and 1997 by the chief executive officer and each of the other most highly compensated executive officers of Claimsnet.com. who received compensation of at least $100,000 during the year ended December 31, 1999.


SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION                                          YEAR   SALARY   BONUS
---------------------------                                          ----   ------   -----
Bo W. Lycke ........................................................ 1999  $258,390 $      -
  Chairman of the Board of Directors, President, and Chief           1998   108,333       --
  Executive Officer                                                  1997    50,415       --
Terry A. Lee(1)..................................................... 1999   140,865   15,000
  Executive Vice President and Chief Operating Officer               1998   125,000       --
                                                                     1997   122,806  153,500
Randall S. Lindner(2)............................................... 1999    97,308    5,451
  Former Vice President of Technology                                1998   100,000       --
                                                                     1997    74,498       --
Paul W. Miller ..................................................... 1999   106,345   31,487
  Vice President and Chief Financial Officer                         1998   100,000   20,000
                                                                     1997    11,538       --
Abbas R. Kafi....................................................... 1999   125,000   15,512
  Vice President of Information Systems                              1998    55,288        -

(1) A portion of the 1997 annual bonus to Terry A. Lee consisted of common stock valued at $78,500.
(2) Mr. Lindner served as Vice President of Technology from the purchase of Medica to January 2000.


DIRECTOR COMPENSATION

During the year ended December 31, 1999, directors received no compensation for their services other than reimbursement of expenses relating to attending meetings of the board of directors.

DIRECTORS' STOCK OPTION PLAN (THE "DIRECTORS' PLAN")

In April 1998, Claimsnet.com adopted the Directors' Plan to tie the compensation of outside non-employee directors to future potential growth in Claimsnet.com's earnings, and encourage them to remain on its board of directors, to provide outside directors with an increased incentive to make significant and extraordinary contributions to the long-term performance and growth of Claimsnet.com, and to join the interests of the outside directors through the opportunity for increased stock ownership, with the interests of Claimsnet.com's stockholders. Only outside directors are eligible to receive options under the Directors' Plan.

An aggregate of 111,538 shares of common stock are reserved for issuance to participants under the Directors' Plan. In the event of any changes in the common stock by reason of stock dividends, split-ups, recapitalization, mergers, consolidations, combinations, or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of common stock available for issuance under the Directors' Plan, the number of shares subject to outstanding options, and the exercise price per share of outstanding options, as necessary substantially to preserve option holders' economics interests in their options.

In April 1999, upon the closing of the initial public offering, options exercisable for an aggregate of 80,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $8.00 was not less than the fair market value of a share of the authorized and issued common stock on the date the option is granted.

Mr. Price was granted 30,000 options on April 6, 1999 with an excercise price equal to the initial public offering price per share of $8.00. The options will expire ten years from the date of grant. Mr. Price's options will "vest" every 90 days, commencing 90 days after the close of the April 6, 1999 offering in 7,500 share increments.

The period for exercising an option begins on the first anniversary of the date of grant and ends ten years from the date the option is granted. With the exception of those options to be issued to Mr. Price, the terms of which are described above, fifty percent of the options granted vest on the first anniversary of the date of grant with the remainder vesting on the second anniversary of the date of grant. During the period an option is exercisable, the option holder may pay the purchase price for the share subject to the option in cash, except the option holder may, under some circumstances, make this payment by surrender of shares of common stock, valued at their then fair market value on the date of exercise, or by a combination of cash and shares.

Shares subject to an option which remain unpurchased at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan.

Unless earlier terminated, the Directors' Plan will terminate on December 31, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Claimsnet.com did not have a compensation committee during the period from inception on April 8, 1996 through April 4, 1997. During this period, Messrs. Lycke and Bensen, officers of Claimsnet.com, participated in deliberations of Claimsnet.com's board of directors concerning executive officer compensation. There were no interlocking relationships between Claimsnet.com and other entities that might affect the determination of the compensation of the directors and executive officers of Claimsnet.com.

EMPLOYMENT AGREEMENTS

In April 1997, Claimsnet.com entered into an employment agreement with Mr. Lycke providing that, commencing with the public offering on April 6, 1999 and expiring on December 31, 2002, Mr. Lycke will serve as Chairman of the board of directors, President, and Chief Executive Officer of Claimsnet.com at a base salary equal to $250,000, increasing by 5% per annum subject to increase by the board of directors, and any bonuses as may be determined by the board of are directors. In the event of a change in control of Claimsnet.com, as defined in the employment agreement, all options previously granted to Mr. Lycke which are unvested automatically vest immediately. Upon a termination of Mr. Lycke's employment following a change in control, unless Mr. Lycke voluntarily terminates his employment for other than listed reasons described in the employment agreement, Claimsnet.com is required to pay Mr. Lycke a lump sum severance payment equal to one-half his then current annual salary. In addition, if Mr. Lycke's employment is terminated (1) upon his death, (2) by Claimsnet.com due to disability, (3) by Claimsnet.com without cause, or (4) by Mr. Lycke voluntarily upon Claimsnet.com's default or an unremedied adverse change in duties, as defined in the agreement, then Claimsnet.com is required to pay Mr. Lycke a lump sum severance payment equal to the balance of his salary computed at the then current annual rate. Mr. Lycke may terminate his employment at any time upon at least 30 days written notice to Claimsnet.com. Upon the termination of such agreement, Mr. Lycke is subject to a non-compete, non-disturbance, and non-interference provisions for one year.

In September 1996, Claimsnet.com entered into an employment agreement, which was amended on March 1997, March 1998 and June 1999, with Mr. Lee, Executive Vice President and Chief Operating Officer of Claimsnet.com, providing that, for an initial term of two years subject to annual extension, Mr. Lee will devote his full business time and efforts to Claimsnet.com for a base salary per annum of $150,000 plus bonus for achieving designated milestones. In addition and according to this agreement, Mr. Lee was issued 46,385 shares of common stock on March 26, 1997. Mr. Lee is entitled to participate in insurance and other benefit plans established by Claimsnet.com for its employees. Upon the termination of Mr. Lee's employment, Mr. Lee shall be restricted from competing with Claimsnet.com for a period of six months. In the event Mr. Lee is terminated without cause or other reasons at the discretion of Claimsnet.com, Mr. Lee will be entitled to receive $40,000 in consideration of his termination.

In January 1998, Mr. Lee was granted an option to purchase 109,189 previously issued shares of common stock at a price of $3.89 per share from three stockholders of Claimsnet.com.

1997 STOCK OPTION PLAN

In April 1997, the board of directors and stockholders of Claimsnet.com adopted the 1997 Plan. The 1997 Plan provides for the grant of options to purchase up to 557,692 shares of common stock to employees, officers, directors, and consultants of Claimsnet.com. Options may be either "incentive stock options" or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to employees of Claimsnet.com, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of Claimsnet.com.

The 1997 Plan is administered by "disinterested members" of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option, and the option exercise price.

Subject to some exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the board of directors, but shall not, however, be less than 85% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent exercisable at the time of termination, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee's options remain exercisable for one year to the extent the options were exercisable on the date of such termination. No similar limitation applies to non-qualified options. Claimsnet.com must grant options under the 1997 Plan within ten years from the effective date of the 1997 Plan. Subject to some exceptions, holders of incentive stock options granted under the 1997 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 1997 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to Claimsnet.com of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by Claimsnet.com become available again for issuance under the 1997 Plan.

The following table summarizes the stock option activity related to the Company:

                                              NUMBER OF        PER SHARE     WEIGHTED AVERAGE
                                               SHARES           EXERCISE      EXERCISE PRICE
                                              ---------        ----------     ----------------
Outstanding options-January 1, 1999                   -        $        -        $       -
    Granted                                     562,500         7.00-8.80             7.73
    Expired                                     (41,500)        7.00-8.80             8.00
                                              ----------       ----------        ---------
Outstanding options-December 31, 1999           521,000         7.00-8.80             7.70
                                              ==========       ==========        =========
Options exercisable-December 31, 1999                 -                 -                -
                                              ==========       ==========        =========

Outstanding options as of December 31, 1999, had a weighted average remaining contractual life of approximately 9 years and a weighted average fair value at issuance of $4.83 based on the Black-Scholes value method.

No options were exercised during 1999. The following table sets forth information with respect to options granted during 1999 to the individuals set forth in the Summary Compensation Table above:

                                     INDIVIDUAL GRANTS
                                                                                      Potential Relaizable
                       Number of     % of Total                                      Value at Assumed Annual
                      Sucurities       Options                                         Rates of Stock Price
                      Underlying     Granted to      Exercise                        Appreciation for Option      Alternative
                        Options     Employees in       Price                                 Term (1)              Grant Date
            Name        Granted      Fiscal Year     ($/Share)      Expiration Date     5%            10%           Value (2)
------------------------------------------------------------------------------------------------------------------------------
Bo W. Lycke              20,000           4.4%        $  8.80       April 6, 2009      $ 84,623     $ 238,999       $ 80,600

Terry A. Lee             20,000           4.4%        $  8.00       April 6, 2009       100,623       254,999         96,600

Randall S. Lindner      118,900          26.4%        $  8.00       January 7, 2000         (3)           (3)        574,287

Paul W. Miller           50,000          11.1%        $  8.00       April 6, 2009       251,588       637,497        241,500

Abbas R. Kafi            12,000           2.7%        $  8.00       April 6, 2009        60,374       152,999         57,960

(1) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option spreads" that would exist for the options granted, based on the assumed rates of annually compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term, without adjustment for the present valuation of such potential future option spread.

(2) The alternative grant date value is based upon the actuarial value of the options at the date of grant as estimated using the Black-Sholes method.

(3) Mr. Lindner's options expired upon the cessation of his employment on January 7, 2000.

The Company's calculations for employee grants were made using a Black Scholes valuation model using the following average assumption: expected life, four years; risk free rate of 7 percent; no dividends during the expected term; and a volatility of 0.8. If the computed values of the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net loss would have been $9,050,693 ($1.56 per basic and diluted share) for the one year period ending December 31, 1999.

The Company accounts for its stock based awards to employees using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees," and its related interpretations.

SFAS No. 123 requires the disclosure of pro forma net income (loss) and net income (loss) per share as if the Company had adopted the fair value method since inception. Under SFAS No. 123, the fair value of stock based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future price volatility and expected time to exercises, which greatly affect the calculated values.

DIRECTORS' LIMITATION OF LIABILITY

Claimsnet.com's certificate of incorporation and by-laws include provisions to
(1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts, or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General Corporation Law, or for any transaction from which the director derived an improper personal benefit. Claimsnet.com believes that these provisions are necessary to attract and retain qualified persons as directors and officers.

Claimsnet.com provides directors and officers liability insurance coverage of $5,000,000.

Insofar as indemnification for liability arising under the Securities Act may be permitted to directors, officers, and controlling persons of Claimsnet.com as stated in the foregoing provisions or otherwise, Claimsnet.com has been advised that, in the opinion of the Commission, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1999,

         o each person who is known by Claimsnet.com to be the owner of record or beneficial owner of more than 5% of the outstanding common stock,
         o each director and each of the executive officers of Claimsnet.com, named in the compensation table under Item 11,
         o all directors and executive officers of Claimsnet.com as a group, and
         o the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of December 31, 1999.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 12801 N. Central Expressway, Suite 1515, Dallas, Texas 75243.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

                                                   SHARES BENEFICIALLY OWNED
                                                   -------------------------

NAME AND ADDRESS                                      NUMBER OF     PERCENT
OF BENEFICIAL OWNER                                     SHARES       OWNED
-------------------                                  ----------     -------

Bo W. Lycke (1) (5) (6) ............................ 1,627,993       26.0%
Terry A. Lee (5) ...................................   155,573        2.5
Paul W. Miller .....................................     1,600          *
Abbas R. Kafi ......................................        --         --
Ward L. Bensen (1) (2) .............................   576,904        9.2
Robert H. Brown, Jr. (1) (3) .......................   692,354       11.1
Sture Hedlund (7)...................................   107,008        1.7
John C. Willems, III ...............................     9,277          *
Westcott W. Price III ..............................    25,000          *
American Medical Finance ...........................   381,603        6.1
12801 N. Central Expressway
Suite 1515, Dallas, Texas 75243
All directors and executive officers of
Claimsnet.com as a group (9 persons) (3)
(4) (5) ............................................ 2,323,314       37.2


*        Less than one percent.
(1) Includes 381,603 shares of common stock owned of record by American Medical Finance, 16,333 shares of which are subject to an option agreement with Terry A. Lee. Mr. Lycke serves as the Chairman of the Board of Directors of American Medical Finance. Messrs. Lycke, Bensen, and Brown are stockholders of American Medical Finance owning 70.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance, respectively. Therefore, Messrs. Lycke, Bensen, and Brown may be deemed to beneficially own the shares of common stock owned by American Medical Finance.
(2) Consists of 195,301 shares of common stock owned of record by Mr. Bensen and 381,603 shares of common stock owned of record by American Medical Finance.
(3) Consists of 310,751 shares of common stock owned of record by Mr. Brown, 18,531 shares of which are subject to an option agreement with Terry A. Lee and 381,603 shares of common stock owned of record by American Medical Finance.
(4) Excludes 3,279 shares of common stock owned of record by Mr. Lindner's wife, as to which shares Mr. Lindner disclaims beneficial ownership.
(5) Includes an option, granted by Bo Lycke, Robert H. Brown, Jr. and American Medical Finance to Terry A. Lee to purchase 109,189 shares of common stock at an exercise price of $3.88 per share.
(6) Consists of 1,246,390 shares of common stock owned of record by Mr. Lycke, 74,325 shares of which are subject to an option agreement with Terry A. Lee and 381,603 shares of Common Stock owned of record by American Medical Finance.
(7) Consists of 82,157 shares of common stock owned of record by Mr. Hedlund, 12,884 shares of common stock owned by Scandinavian Export Services, AB and 11,967 shares of common stock owned by Scandinavian Merchant Group, AB.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, the Chairman of the Board, President, and Chief Executive Officer, Ward L. Bensen, a Director, and Robert H. Brown, Jr., a Director of Claimsnet.com are, respectively, the Chairman of the Board, a Director and Senior Vice President, and a Director, and owners, respectively, of 70.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance. They devoted minimal time to winding up the business and affairs of American Medical Finance for approximately three months following the IPO.

On July 31, 1996, Claimsnet.com acquired all of the Internet software, licenses, intellectual property rights, and technology developed by American Medical Finance in exchange for a promissory note in the amount of $3,740,000. On September 19, 1997, American Medical Finance reduced the principal amount of this note to $2,000,000 and contributed the remaining $1,740,000 in principal amount of this note to the capital of Claimsnet.com. This note accrued interest at the rate of 9.50% per annum and was collateralized by all of the Internet software, intellectual property rights, Internet technology and technology rights of Claimsnet.com, including software development costs. Claimsnet.com utilized a portion of the net proceeds of the April 6, 1999 initial public offering to satisfy this obligation.

Upon the consummation of the acquisition transaction with American Medical Finance, American Medical Finance agreed to provide Claimsnet.com with a credit line of up to $2,000,000 to facilitate additional development of Claimsnet.com's services and technology. During June 1998, American Medical Finance purchased nine units in Claimsnet.com's then pending private placement each unit consisting of 11,967 shares of common stock, for an aggregate of 107,704 shares. As consideration for the purchase, American Medical Finance cancelled $450,000 of the principal balance then outstanding under the credit line. Part of the proceeds of the IPO was used to repay the outstanding principal of $2,254,000 of the line of credit and $273,000 of accrued interest.

All future transactions between Claimsnet.com and its officers, directors, and 5% stockholders will be on terms no less favorable to Claimsnet.com than can be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested directors of Claimsnet.com.

                                     PART IV

ITEM 14. EXHIBITS

The following exhibits are filed herewith:

2.1* Asset purchase agreement, dated as of March 23, 2000, related to the acquisition of VHX.

3.1               Certificate of Incorporation

3.1(a)            Form of Certificate of Amendment to Certificate of
                  Incorporation

3.2               Bylaws, as amended

4.1**             Form of warrant issued to Cruttenden Roth Inc.

4.2**             Form of Common Stock Certificate

10.1** Employment Agreement, dated as of April 8, 1997 between Claimsnet.com inc. and Bo W. Lycke

10.2**            1997 Stock Option Plan, as amended

10.3**            Form of Indemnification Agreement

10.4** Agreement and Plan of Merger, dated June 2, 1997, among Claimsnet.com inc. (formerly, American NET Claims), ANC Holdings, Inc., Medica Systems, Inc., and the stockholders of Medica Systems Inc.

10.5 Employment Agreement, dated as of September 17, 1996, between Claimsnet.com inc. and Terry A. Lee, as amended as of March 26, 1997 and April 6, 1998 and June 7, 1999.

10.6** Service Agreement, dated August 5, 1997, between American Medical Finance and Claimsnet.com inc.

10.7** Form of Agreement, dated September 14, 1998, between Claimsnet.com and BlueCross BlueShield of Louisiana

10.8**            Form of Non-Employee Director's Plan

10.9** Service Agreement, dated November 1998, between Claimsnet.com and Southern Medical Association.

10.10*** Development and Services Agreement, dated October 27, 1999, between Claimsnet.com and McKesson/HBOC.

16.1** Change in certifying accountant from King Griffin & Adamson P.C. to Ernst & Young LLC, dated August 16, 1999 and filed on Form 8K.

-----------------
* Incorporated by reference to the corresponding exhibit filed by the Registrant with its current report on form 8-K, dated March 23, 2000.

** Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

*** To be filed by amendment.

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


CLAIMSNET.COM INC.
(Registrant)


By:         /s/ Bo W. Lycke
          -----------------------------
          Bo W. Lycke
          President and
          Chief Executive Officer, on
          behalf of the Registrant


By:        /s/ Paul W. Miller
          -----------------------------
          Paul W. Miller
          Chief Financial Officer


By:       /S/ Terry A. Lee
          -----------------------------
          Terry A. Lee
          Executive Vice President,
          Chief Operating Officer and
          Class II Director


By:       /S/ Ward L. Bensen
          -----------------------------
          Ward L. Bensen
          Class I Director, Treasurer


By:       /S/ Robert H. Brown, Jr.
          -----------------------------
          Robert H. Brown, Jr.
          Class I Director


By:       /S/ Sture Hedlund
          -----------------------------
          Sture Hedlund
          Class II Director


By:       /S/ John C. Willems, III
          -----------------------------
          John C. Willems, III
          Class II Director


By:       /S/ Westcott W. Price, III
          -----------------------------
          Westcott W. Price, III
          Class II Director

March 30, 2000