Form 10-Q
period 2000-03-31
CLAIMSNET COM INC
filed 2000-05-22
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______________ to _______________

                        COMMISSION FILE NUMBER: 001-14665

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 7,825,000 shares outstanding as of May 15, 2000.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2000 and 1999

               Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1999 and the Three Months Ended March 31, 2000 (unaudited)

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2000 and 1999

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


SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                         2000          1999(1)
                                                      ----------     ----------
ASSETS
CURRENT ASSETS:
   Cash                                               $     628      $   3,021
   Marketable securities                                  1,863          3,832
   Accounts receivable, less allowance for
     doubtful accounts of $39 and $26, respectively         347             98
   Prepaid expenses and other current assets                215            225
                                                      ----------     ----------
       Total current assets                               3,053          7,176

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                            1,649          1,617
Software development costs                                1,923          1,923
Furniture and fixtures                                      133            109
Office equipment                                             25             25
Leasehold improvements                                       23             31
                                                      ----------     ----------
                                                          3,753          3,705
Accumulated depreciation and amortization                (2,247)        (1,983)
                                                      ----------     ----------
         Total equipment, fixtures and software           1,506          1,722

DEFERRED COSTS AND OTHER ASSETS                              25             25
ACQUISITION DEPOSIT                                       2,000              -
                                                      ----------     ----------
TOTAL                                                 $   6,584      $   8,923
                                                      ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                   $      81      $     489
   Accrued expenses and other current liabilities           387            463
                                                      ----------     ----------
       Total current liabilities                            468            952
                                                      ----------     ----------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 6,625 shares outstanding as of
     March 31, 2000 and December 31, 1999                     7              7
   Additional capital                                    24,651         24,572
   Accumulated deficit                                  (18,542)       (16,608)
                                                      ----------     ----------
       Total stockholders' equity                         6,116          7,971
                                                      ----------     ----------
TOTAL                                                 $   6,584      $   8,923
                                                      ==========     ==========

(1) The condensed consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
REVENUES                                               $     280     $      65

Cost of Revenues                                             590           216
                                                       ----------    ----------
Gross Loss                                                  (310)         (151)
                                                       ----------    ----------
OPERATING EXPENSES:
   Research and Development                                  266           131
   Software Amortization                                     201           168
   Selling, General & Administrative                       1,258         1,163
                                                       ----------    ----------

       Total operating expenses                            1,725         1,462
                                                       ----------    ----------

LOSS FROM OPERATIONS                                      (2,035)       (1,613)

OTHER INCOME (EXPENSE)
   Interest expense                                            -          (766)
   Interest expense - affiliate                                -           (96)
   Interest income                                           101             -
                                                       ----------    ----------
       Total Other Income (Expense)                          101          (862)
                                                       ----------    ----------

NET LOSS                                               $  (1,934)    $  (2,475)
                                                       ----------    ----------

BASIC AND DILUTED NET LOSS PER COMMON SHARE            $   (0.29)    $   (0.67)
                                                       ==========    ==========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                            6,625         3,669
                                                       ==========    ==========

            See notes to condensed consolidated financial statements.


                                         CLAIMSNET.COM INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        Year Ended December 31, 1999 and Three Months Ended March 31, 2000
                                                  (In thousands)
                                                    (Unaudited)

                                                                                         Total
                                     Number of     Common    Additional  Accumulated  Stockholder's
                                      Shares        Stock     Capital      Deficit       Equity
                                     ---------    ---------  ----------  -----------  -------------
Balances at December 31, 1998           3,625     $      4   $   3,882   $   (7,750)  $     (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes          125            -         850            -            850

Non-employee stock option grants            -            -         155            -            155

Issuance of common stock warrants           -            -         121            -            121

Sale of common stock in initial
 public offering                        2,875            3      19,512            -         19,515

Amortization of common stock
 warrants issued in connection
 with development agreement                 -            -          52            -             52

Net loss                                    -            -           -       (8,858)        (8,858)
                                     ---------    ---------  ----------  -----------  -------------
Balances at December 31, 1999           6,625            7      24,572      (16,608)         7,971
                                     ---------    ---------  ----------  -----------  -------------

Amortization of common stock
 warrants issued in connection
 with development agreement                 -            -          79            -             79

Net loss                                    -            -           -       (1,934)        (1,934)
                                     ---------    ---------  ----------  -----------  -------------
Balances at March 31, 2000              6,625     $      7   $  24,651   $  (18,542)  $      6,116
                                     =========    =========  ==========  ===========  =============


            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                          2000         1999
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                            $  (1,934)   $  (2,475)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                           342          183
     Provision for doubtful accounts                          22            -
     Amortization of debt discount and deferred
      financing costs                                          -          766
     Changes in operating assets and liabilities:
       Accounts receivable                                  (271)         (16)
       Prepaid expenses and other current assets              10           (3)
       Accounts payable, accrued expenses and
        other current liabilities                           (483)         355
                                                       ----------   ----------
   Net cash used in operating activities                  (2,314)      (1,190)
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales/(Purchases) of marketable securities              1,968            -
   Advance payment on acquisition                         (2,000)           -
   Purchases of property and equipment                       (47)         (76)
                                                       ----------   ----------
   Net cash used in investing activities                     (79)         (76)
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                      -          887
   Payments for deferred offering costs                        -          (95)
   Issuance of Series A 12% Subordinated Notes                 -          892
   Payment of contingent notes                                 -         (125)
                                                       ----------   ----------
   Net cash provided by financing activities                   -        1,559
                                                       ----------   ----------
NET INCREASE (DECREASE) IN CASH                           (2,393)         293
CASH, BEGINNING OF PERIOD                                  3,021           44
                                                       ----------   ----------
CASH, END OF PERIOD                                    $     628    $     337
                                                       ==========   ==========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                                 $       -    $     850
                                                       ==========   ==========
Non-employee stock options issued for past services    $       -    $     155
                                                       ==========   ==========
Common stock warrants issued for past services         $       -    $     121
                                                       ==========   ==========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Claimsnet.com inc. (the "Company") and subsidiary as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

        During February 1999 the Board of Directors authorized a 1.115385 for 1 split in the common shares of the Company. All shares and per share amounts have given retroactive effect to this stock split.

2.      TRANSACTIONS WITH MCKESSON HBOC, INC.

        In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company will receive development fees, license fees, subscription fees, and transaction fees pursuant to the agreement.

        In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The value of the warrant, which is estimated at approximately $1.7 million using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a sales discount. Amortization of sales discount of $79,000 was recorded in the three month period ended March 31, 2000.

5.      ACQUISITION OF VHx ASSETS

        On April 18, 2000, Claimsnet.com Inc., through its newly formed, wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), successfully executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company, a Nevada corporation ("VHx"), whereby HECOM acquired properties and assets, the business and goodwill of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all VHx products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members, in exchange for (i) 1,200,000 shares of common stock, par value $.001 per share, (ii) 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (together with the Series A Preferred Stock, the "Preferred Stock"), (iii) options to purchase 175,000 shares of common stock at a price of $8.00 per share, (iv) the assumption of certain liabilties, and (v) the cancellation of a $2 million advance owed by VHx to the Company. The Company estimates the total purchase price to be approximately $32 million.

        The Preferred Stock is convertible into shares of Common Stock at a conversion price based upon the market value of the Common Stock at a specified time provided that the conversion price cannot be less than $14.00 or greater than $15.00, and provided further that (i) the convertibility of the Preferred Stock has been approved by the stockholders of the Company by March 31, 2001 and (ii) the performance milestone for the relevant series of Preferred Stock has been satisfied by March 31, 2001. The maximum number of common shares into which the Preferred Stock may be converted should both of these requirements be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

        The performance milestone for the Series A Preferred Stock is the recognition of revenue from 6,000,000 member-months attributable to assets acquired. The performance milestone for the Series B Preferred Stock is the existence of 1,000,000 lives covered by the business operation attributable to assets acquired. In the event that the performance milestone of any series of Preferred Stock is not satisfied by March 31, 2001 that series of Preferred Stock will be cancelled. In the event that the performance milestone for any series of Preferred Stock is satisfied by such date, but the required approval by the stockholders of the Company is not obtained by such date, the relevant series of preferred stock will begin on April 1, 2001 to accrue cumulative dividends at the rate of 8% per annum and will be redeemed in equal quarterly installments thereafter for three years out of capital legally available therefor. The Preferred Stock will be presented as mezzanine equity outside of stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

Revenues in the three months ended March 31, 2000 were $280,000 compared to $65,000 in the three months ended March 31, 1999, representing an increase of 331%. Revenues of $131,000 during 2000 are related to percentage completion recognition of the McKesson/HBOC Development and Services Agreement and revenues of $149,000 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were minimal related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients during the first two quarters. Revenues for the 2000 period from recurring revenue sources represented 94% of total revenues and were comprised of $131,000 from long-term contracts, $105,000 from transaction-based fees and $28,000 from subscription fees. Other revenues totaled $16,000.

The Company processed 1,254,000 transactions during the three months ended March 31, 2000, compared with 451,000 transactions in the year-earlier quarter, an increase of 178%. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. The Company had 401 accounts processing transactions for 3,178 providers at March 31, 2000 compared with 253 accounts and 2,045 providers at March 31, 1999, representing increases of 58% and 55%, respectively.

Transaction-based revenue averaged $0.08 per transaction for the three months ended March 31, 2000. The Company expects the average revenue per transaction to increase in future quarters for several reasons. Revenue per transaction for the 676,000 commercial electronic claims averaged $0.02 during the period and will increase due to payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 420,000 Medicare and Medicaid claims averaged $0.06 during the current quarter after implementation of a new pricing structure, which charges a per transaction fee to a broader group of customers. Additionally, the Company's agreement with McKesson/HBOC includes a per transaction processing fee which is greater than the average revenue per transaction recognized for the quarter ended March 31, 2000. Average revenue per transaction for the 116,000 paper claims was $0.45 during the quarter.
The Company processed approximately 42,000 patient statements during the quarter ended March 31, 2000, representing three percent of total transactions during the period.

COST OF REVENUES

Cost of revenues in the three months ended March 31, 2000 was $590,000, compared with $216,000 in the three months ended March 31, 1999, representing an increase of 173%. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $93,000 for the three months ended March 31, 2000 compared with $35,000 for 1999, an increase of 166%. Transaction processing expenses were $76,000 in 2000 compared to $40,000 in the first quarter of 1999, representing a 90% increase. While these two transaction-based expense categories combined increased 125%, the number of transactions processed increased 178%. Customer support operations expense increased by 199% to $421,000 in the first quarter of 2000 from $141,000 in the first quarter of 1999, while the number of accounts and providers served at the end of each quarter increased 58% and 55%, respectively.

OPERATING EXPENSES

Research and development expenses were $266,000 in the three months ended March 31, 2000, compared with $131,000 in the three months ended March 31, 1999, representing an increase of 103%. Research and development expenses are comprised of personnel costs and related expenses. There were no software development expenses capitalized during either of the periods. Development efforts during the current quarter were primarily focused on the McKesson/HBOC project while the year-earlier efforts were related to continuous incremental enhancements to the Company's proprietary software system. The McKesson/HBOC development project is scheduled for completion in the second quarter.

Software amortization expenses increased 20% to $201,000 in the current quarter from $168,000 in the year-earlier period. These increases reflect additional amortization for internal use software costs capitalized after March 31, 1999.

Selling, general and administrative expenses were $1,258,000 in the three months ended March 31, 2000, compared with $1,163,000 in the same period of 1999, an increase of 8%. The $95,000 period-to-period increase includes a $113,000 increase in sales and marketing expenses which are primarily related to personnel costs and related expenses. The increase for technology infrastructure and other administrative expenses was $258,000 primarily due to increases in personnel costs, office rent, telephone expenses, and outside professional fees. A one-time charge of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees was recorded in the prior year.

OTHER INCOME (EXPENSE)

Interest income of $101,000 was provided in the current quarter from investment of excess cash in money market instruments and marketable securities. No interest expense was incurred in the current quarter. Interest expense of $766,000 recorded in the quarter ended March 31, 1999 included $680,000 related to amortization of debt discount and $86,000 related to amortization of deferred financing costs. Intercompany interest expense of $96,000 was also recorded in the year earlier period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,314,000 in the three months ended March 31, 2000, compared with $1,190,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, as discussed above. Net cash used in investing activities was $79,000 and $76,000 in the three months ended March 31, 2000 and 1999. Primary uses consisted of funding a note receivable, which was converted to acquisition cost in conjunction with the April 18, 2000 purchase of assets from VHx. Marketable securities were converted to cash equivalents as they matured, providing sources of investing activities. No additional cash was required from financing activities in the current quarter. Net cash provided by financing activities of $1,559,000 for the three months ended March 31, 1999 included borrowings under the line of credit - affiliate of $887,000 and proceeds from the issuance of Series A 12% Subordinated Notes, for which the Company received $892,000 net of cash financing expenses.

On May 22, 2000 the Company completed a private financing in the amount of $300,000 with the sale of 100,000 shares of common stock to American Medical Finance, Inc., a related party and the owner of record of 381,603 shares of common stock prior to the transaction. Following the transaction, American Medical Finance, Inc. is the owner of record of 6.2% of the outstanding common stock of the Company. Bo W. Lycke, the Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a Director of the Company, and Ward L. Bensen, a Director of the Company, control 70.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc.

The Company is currently seeking an additional private investment of up to $5,000,000 and is in discussion with a number of potential institutional and strategic investors. The current market for the Company's stock, and the public financial market for the sector in general, makes such a financing difficult at this time, and there can be no assurance that the transaction will be completed under the currently anticipated terms and timeframe. If the financing is significantly delayed or if the size of the financing is significantly less than currently anticipated, it may negatively impact the Company's operations or ability to expand as rapidly as expected.

On April 18, 2000, the Company, through its newly formed, wholly-owned, subsidiary HealthExchange.com (HECOM), successfully executed an asset purchase agreement with VHx Company, whereby HECOM acquired selected assets, the business and goodwill of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all VHx products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for (i) 1,200,000 shares of common stock, par value $0.001 per share, (ii) 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock, stated value $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (iii) options to purchase 175,000 shares of common stock at a price of $8.00 per share, (iv) the assumption of certain liabilities, and (v) the cancellation of $2,000,000 of advances owed by VHx to the Company. The Company estimates the total purchase price to be approximately $32 million. The purchase price will be adjusted based on the number of shares of Preferred Stock issued upon the measurement of certain milestones contained in the agreement. The maximum number of common shares into which the Preferred Stock may be converted should both of these requirements be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKesson HBOC, Inc. (McKesson), whereby the Company granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company has received development fees of $500,000 through March 31, 2000 and expects to receive additional development fees of $535,000 as well as license fees, subscription fees, and transaction fees pursuant to the agreement.

In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The value of the warrant, which is estimated at approximately $1.7 million using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a sales discount. Amortization of $79,000 was recorded in the current quarter.

In April of 1999, the Company completed its IPO issuing 2,875,000 shares of common stock for proceeds of $19,515,000.

In February, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of $892,000 (net of closing fees and cash financing expenses). The Company retired all notes with the proceeds of its IPO.

The Company believes that the previously mentioned private investment of up to $5,000,000 will be completed in a timely manner and, when combined with its current cash reserves and contractual cash inflows, the Company will have sufficient liquidity to fund operations, capital improvements and the Company's obligations resulting from the VHx transaction.

YEAR 2000

In late 1999, the Company completed its remediation and testing of its information systems to become year 2000 ready. The Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to insure that any latent Year 2000 matters that may arise are addressed promptly.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date, include SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is not expected to have a material impact on the Company's financial statements.

In December of 1999, the SEC staff issued Staff Accounting Bulletin No. 101 (SAB
101). Among other things, SAB 101 requires deferral and amortization of up-front, non-refundable fees over the term of agreement or expected period of benefit. The Company does not expect that the adoption of SAB 101 will have a material impact on its financial statements.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Form 10-K which was filed with the Securities and Exchange Commission on March 30, 2000. No assurance can be given that future results covered by the forward-looking statements will be achieved.

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


May 15, 2000