Form 10-Q
period 2000-06-30
CLAIMSNET COM INC
filed 2000-08-14
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    -----------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 9,195,000 shares outstanding as of August 14, 2000.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months Ended June 30, 2000 and 1999, and for the Six Months Ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1999 and the Six Months Ended June 30, 2000 (unaudited)

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2000 and 1999

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (unaudited)

                                                       June 30,     December 31,
                                                         2000          1999(1)
                                                     ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and equivalents                              $     3,158    $     3,021
   Marketable securities                                     250          3,832
   Accounts receivable, less allowance for
     doubtful accounts of $39 and $26, respectively          124             98
   Prepaid expenses and other current assets                 537            225
                                                     ------------   ------------
       Total current assets                                4,069          7,176

EQUIPMENT, FIXTURES AND SOFTWARE
 Computer Hardware and Software                            1,876          1,617
 Software development costs                                1,923          1,923
 Furniture and fixtures                                      139            109
 Office Equipment                                             25             25
 Leasehold improvements                                       18             31
                                                     ------------   ------------
                                                           3,981          3,705
 Accumulated depreciation and amortization                (2,457)        (1,983)
                                                     ------------   ------------
       Total equipment, fixtures and software              1,524          1,722

INTANGIBLE ASSETS, net                                     3,546              -
DEFERRED COSTS AND OTHER ASSETS                               25             25
                                                     ------------   ------------
TOTAL                                                $     9,164    $     8,923
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                  $     1,053    $       489
   Accrued expenses and other current liabilities          1,550            463
                                                     ------------   ------------
       Total current liabilities                           2,603            952
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 8,925 shares and 6,625 shares
     outstanding as of June 30, 2000 and December
     31, 1999, respectively                                    9              7
   Additional capital                                     34,403         24,572
   Accumulated deficit                                   (27,851)       (16,608)
                                                     ------------   ------------
       Total stockholders' equity                          6,561          7,971
                                                     ------------   ------------
TOTAL                                                $     9,164    $     8,923
                                                     ============   ============

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

                             CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands except per share data)
                                        (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                              ---------------------   ---------------------
                                                 2000        1999        2000        1999
                                              ---------   ---------   ---------   ---------
REVENUES                                      $    330    $     64    $    610    $    129

Cost of Revenues                                   772         411       1,362         627
                                              ---------   ---------   ---------   ---------
Gross Loss                                        (442)       (347)       (752)       (498)
                                              ---------   ---------   ---------   ---------
OPERATING EXPENSES:
   Research and Development                        789         217       1,056         348
   Purchased Research & Development              6,154           -       6,154           -
   Amortization of Software & Intangibles          288         168         489         336
   Selling, General & Administrative             1,655       1,037       2,913       2,200
                                              ---------   ---------   ---------   ---------

       Total operating expenses                  8,886       1,422      10,612       2,884
                                              ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                            (9,328)     (1,769)    (11,364)     (3,382)

OTHER INCOME (EXPENSE)
   Interest expense                                 (3)          -          (3)          -
   Interest expense - affiliate                      -        (229)          -      (1,091)
   Interest income                                  23          84         124          84
                                              ---------   ---------   ---------   ---------
       Total Other Income (Expense)                 20        (145)        121      (1,007)
                                              ---------   ---------   ---------   ---------


NET LOSS                                      $ (9,308)   $ (1,914)   $(11,243)   $ (4,389)
                                              ---------   ---------   ---------   ---------


BASIC AND DILUTED NET LOSS PER COMMON SHARE   $  (1.20)   $  (0.30)   $  (1.56)   $  (0.88)
                                              =========   =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                  7,746       6,282       7,185       4,983
                                              =========   =========   =========   =========

                 See notes to condensed consolidated financial statements.

                                        CLAIMSNET.COM INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          Six Months Ended June 30, 2000
                                                   (Unaudited)

                                                                                                         Total
                                        Number of        Common        Additional      Accumulated    Stockholder's
                                          Shares          Stock          Capital         Deficit         Equity
                                       -----------     -----------     -----------     -----------     -----------
Balances at December 31, 1998               3,625      $        4      $    3,882      $   (7,750)     $   (3,864)

Issuance of common stock with                 125               -             850               -             850
  Series A 12% Subordinated Notes

Non-employee stock option grants                -               -             155               -             155

Issuance of common stock warrants               -               -             121               -             121

Sale of common stock in initial
  public offering                           2,875               3          19,512               -          19,515

Amortization of deferred sales
  discounts                                     -               -              52               -              52

Net loss                                        -               -               -          (8,858)         (8,858)
                                       -----------     -----------     -----------     -----------     -----------
Balance at December 31, 1999                6,625               7          24,572         (16,608)          7,971
                                       -----------     -----------     -----------     -----------     -----------

Issuance of common stock                    1,100               1           3,299               -           3,300

Issuance of common stock for
  software purchase                         1,200               1           6,375               -           6,376

Amortization of deferred
  sales discounts                               -               -             157               -             157

Net loss                                        -               -               -         (11,243)        (11,243)
                                       -----------     -----------     -----------     -----------     -----------
Balances at June 30, 2000                   8,925      $        9      $   34,403      $  (27,851)     $    6,561
                                       ===========     ===========     ===========     ===========     ===========

                            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                              2000        1999
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(11,243)   $ (4,389)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                              628         372
     Provision for doubtful accounts                             23          58
     Amortization of deferred sales discounts                   157
     Purchased research and development
       in exchange for common stock                           6,154           -
     Amortization of debt discount and
       deferred financing costs                                   -         958
     Non-cash compensation for past services                      -         276
     Changes in operating assets and liabilities:
       Accounts receivable                                      (49)        (88)
       Prepaid expenses and other current assets               (312)       (132)
       Accounts payable, accrued expenses and
         other current liabilities                            1,651         243
                                                           ---------   ---------
   Net cash used in operating activities                     (2,991)     (2,702)
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                             3,582           -
   Purchases of property and equipment                         (276)       (660)
   Purchase of intangible assets                             (3,478)          -
                                                           ---------   ---------
   Net cash used in investing activities                       (172)       (660)
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                         -         791
   Payments of notes and line of credit - affiliate               -      (5,114)
   Issuance of Series A 12% Subordinated Notes                    -         892
   Payment of Series A 12% Subordinated Notes                     -      (1,000)
   Payment of contingent notes                                    -        (125)
   Proceeds from issuance of common stock                     3,300           -
   Payments of deferred offering costs                            -           -
   Net proceeds from issuance of common stock
     in initial public offering                                   -      19,510
                                                           ---------   ---------
   Net cash provided by financing activities                  3,300      14,954
                                                           ---------   ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                 137      11,592
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     3,021          44
                                                           ---------   ---------
CASH AND EQUIVALENTS, END OF PERIOD                        $  3,158    $ 11,636
                                                           =========   =========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)


                                                              Six Months Ended
                                                                  June 30,
                                                              2000        1999
                                                           ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                                     $      -    $    850
                                                           =========   =========
Non-employee stock options issued for past services        $      -         155
                                                           =========   =========
Common stock warrants issued for past services             $      -         121
                                                           =========   =========
Issuance of common stock for investment in Health-
Exchange assets                                            $  6,376    $      -
                                                           =========   =========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements


1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of June 30, 2000 and the results of its operations and cash flows for the three months and six months ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.      TRANSACTIONS WITH MCKESSONHBOC, INC.

        In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKessonHBOC, Inc. (McKesson), whereby the Company granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company will receive development fees, license fees, subscription fees, and transaction fees pursuant to the agreement.

        In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The value of the warrant, which was estimated at approximately $1.7 million using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a sales discount. Amortization of the deferred sales discounts of $157,000 was recorded in the six month period ended June 30, 2000.

3.      ACQUISITION OF VHx ASSETS

        On April 18, 2000, Claimsnet.com Inc., through its newly formed, wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), successfully executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company, a Nevada corporation ("VHx"), whereby HECOM acquired the properties and assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all VHx products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for (i) 1,200,000 shares of common stock, par value $.001 per share (ii) the assumption of certain liabilities, and (iii) the cancellation of a $2 million advance owed by VHx to the Company. In addition, contingent upon the completion of specified milestones, described below, the Company will issue additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (the Preferred Stock).

        The Preferred Stock, if issued, will be convertible into shares of Common Stock at a conversion price based upon the market value of the Common Stock at a specified time provided that the conversion price cannot be less than $14.00 or greater than $15.00, and provided further that (i) the convertibility of the Preferred Stock has been approved by the stockholders of the Company by March 31, 2001 and (ii) the performance milestone for the relevant series of Preferred Stock has been satisfied by March 31, 2001. The maximum number of common shares into which the Preferred Stock may be converted should both of these requirements be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

        The performance milestone for the Series A Preferred Stock is the existence of 1,000,000 lives covered by the business operation attributable to assets acquired. The performance milestone for the Series B Preferred Stock is the recognition of revenue from 6,000,000 member-months attributable to assets acquired. In the event that the performance milestone of any series of Preferred Stock is not satisfied by March 31, 2001 that series of Preferred Stock will be cancelled. Thus, for accounting purposes, the Preferred Stock is not considered to be issued until the milestones have been met. In the event that the performance milestone for any series of Preferred Stock is satisfied by such date, but the required approval by the stockholders of the Company is not obtained by such date, the relevant series of preferred stock will begin on April 1, 2001 to accrue cumulative dividends at the rate of 8% per annum and will be redeemed in equal quarterly installments thereafter for three years out of capital legally available therefor. The Preferred Stock will be presented as mezzanine equity outside of stockholders' equity.

        The Company retained an independent valuation firm to evaluate the HealthExchange asset purchase and recommend the allocation of purchase price to the various assets acquired. The appraisals utilized standard appraisal methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. A blended state and federal effective tax rate of 40% was applied to the cash flows. These cash flows were discounted to their present value using discount rates between 60 and 70 percent, reflective of development products at similar risk. The preliminary results of the valuation value the intangible assets at $3,546,000 after a charge to in-process technology of $6,154,000. Amortization of $154,000 was recorded in the three months ended June 30, 2000. Results of the initial valuation are preliminary. In addition, further allocations are contingent upon accomplishment of future performance milestones.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

REVENUES

Revenues increased 416% to $330,000 from $64,000 for the three months ended June 30, 2000 and 1999, respectively. Revenues increased 373% to $610,000 from $129,000 for the six month periods ended June 30, 2000 and 1999, respectively. Revenues of $131,000 and $262,000 for the three and six months ended June 30,2000 are related to percentage completion recognition of the McKesson Development and Services Agreement. The remainder of the revenues during 2000 are related to the Company's Internet-based clients. Although the Company provided Internet-based services during the year-earlier period, there were no related revenues recognized because the Company waived fees as an introductory promotional offer for its initial clients. Revenues for the three months and six months ended June 30, 2000 from recurring revenue sources represented 88% and 91%, respectively, of total revenues. Recurring revenues for the six months were comprised of $262,000 from long-term contracts, $239,000 from transaction-based fees and $56,000 from subscription fees. Revenues from non-recurring sources totaled $53,000 and were related to setup, support, and other fees.

Transactions processed by the Company increased 126% to 1,194,000 from 529,000 for the three months ended June 30, 2000 and 1999, respectively. Transactions increased 150% to 2,448,000 from 981,000 for the six months ended June 30, 2000 and 1999, respectively. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 95% of all transactions were for physician and dental claim submission services. The Company had 378 accounts processing transactions for 3,005 providers at June 30, 2000 compared with 237 accounts and 2,402 providers at June 30, 1999, representing increases of 59% and 25%, respectively.

Transaction-based revenue averaged $0.11 and $0.10 per transaction for the three and six month periods ended June 30, 2000 versus $0.07 per transaction for the three and six month periods ended June 30, 1999. The Company expects the average revenue per transaction to continue to increase in future quarters for several reasons. Revenue per transaction for the 640,000 commercial electronic claims averaged $0.06 during the three month period and is expected to increase. Revenue per transaction for the 433,000 Medicare and Medicaid claims averaged $0.09 during the three month period after implementation of a new pricing structure, which charges a per transaction fee to a broader group of customers. Additionally, the Company's agreement with McKesson includes a per transaction processing fee which is greater than the average revenue per transaction recognized in the current period. Average revenue per transaction for the 61,000 paper claims was $0.46 during the quarter. The company processed approximately 60,000 patient statements during the three months ended June 30, 2000, representing five percent of total transactions during the period.

COST OF REVENUES

Cost of revenues in the three months and six months ended June 30, 2000 were $772,000 and $1,362,000, compared with $411,000 and $627,000 in the prior year periods, representing increases of 88% and 117%, respectively. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $99,000 for the three months ended June 30, 2000 compared with $98,000 for 1999, an increase of 1%. Transaction processing expenses were $139,000 in 2000 compared to $46,000 in the second quarter of 1999, representing a 202% increase. Customer support operations expense increased by 100% to $534,000 in the second quarter of 2000 from $267,000 in the second quarter of 1999. The increases in Customer support operations expense were primarily attributable to a 20% increase in number of employees and an increase in maintenance of customer support systems.

OPERATING EXPENSES

Research and development expenses were $789,000 and $1,056,000 in the three months and six months ended June 30, 2000, compared with $217,000 and $348,000 in the three months and six months ended June 30, 1999, representing increases of 264% and 203%, respectively. Research and development expenses are comprised of personnel costs and related expenses as a result of Claimsnet growth and the acquisition of HealthExchange.com. There were no software development expenses capitalized during either of the periods. Development efforts during the current quarter were primarily focused on the McKesson project and the HealthExchange product, while the year-earlier efforts were related to continuous incremental enhancements to the Company's claim processing system. The McKesson development project reached the beta testing phase during the second quarter and achieved customer sign-off in the third quarter, signaling completion of the development stage.

Purchased research and development reflects the charge to operations associated with the acquisition of HealthExchange assets during the quarter.

Amortization expenses increased 71% to $288,000 in the current quarter from $168,000 in the year-earlier period. This increase reflects amortization of intangibles related to the HealthExchange asset acquisition and amortization of new software purchased for internal use. Prior period amortization included software developed for customer use, which became fully amortized in the current quarter.

Selling, general and administrative expenses were $1,655,000 in the three months ended June 30, 2000, compared with $1,037,000 in the same period of 1999, an increase of 60%. Selling, General and Administrative expenses increased 32% to $2,913,000 from $2,200,000 for the six months ended June 30, 2000 and 1999, respectively. The $713,000 six month period-to-period increase includes a $267,000 increase in sales and marketing expenses which is primarily related to personnel costs and a marketing campaign targeted at laboratory clients. The increase for other general administrative expenses was $622,000, primarily due to the acquisition of HealthExchange and increases in office rent, telephone expenses, employee recruiting expenses, employment agreement contractual increases, and outside professional fees. Severance costs of $128,000 were recorded to administrative expense in the current quarter as was $60,000 for the out-of-court settlement of the Millbrook lawsuit. Technology infrastructure and support expenses decreased $84,000 for capitalization of work performed on the McKesson project. A one-time charge in 1999 of $280,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the decrease.

The company effected a staff reduction in June 2000 to reduce cash expenses and to refocus expenditures on near-term opportunities.

OTHER INCOME (EXPENSE)

Interest income of $23,000 and $124,000 was provided in the three and six months ended June 30, 2000 from investment of excess cash in money market instruments and marketable securities. Interest expense of $3,000 was incurred in the six months ended June 30, 2000. Interest expense of $1,091,000 recorded in the six months ended June 30, 1999 included $850,000 related to amortization of debt discount and $108,000 related to amortization of deferred financing costs. Interest expense of $133,000 was paid to affiliates in the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,991,000 in the six months ended June 30, 2000, compared with $2,702,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, and purchase of in-process research and development as discussed above. Net cash used in investing activities was $172,000 in the six months ended June 30, 2000 and $660,000 in the six months ended June 30, 1999. Cash was provided in the current period by sale of marketable securities. The securities sold had a cost of $1,600,000 at the time of sale and resulted in a net loss of $7,000. Primary uses of cash consisted of the purchase of HealthExchange assets from VHx and the purchase of additional furniture and equipment for the HealthExchange office.

In July, 2000 the Company received $897,750 net proceeds from the private placement of 270,000 shares of common stock at $3.50 per share. Of those proceeds, $276,500 was received by June 30, 2000 from the sale of 79,000 shares of common stock, which were issued in July. In connection with the financing, the Company also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

On June 19, 2000 the Company completed a private placement of 1,000,000 shares of common stock for proceeds of $3,000,000.

On May 22, 2000 the Company completed a private financing in the amount of $300,000 with the sale of 100,000 shares of common stock to American Medical Finance, Inc., a related party and the owner of record of 381,603 shares of common stock prior to the transaction. At June 30, 2000, American Medical Finance, Inc. was the owner of record of 5.4% of the outstanding common stock of the Company. Bo W. Lycke, the Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a Director of the Company, and Ward L. Bensen, a Director of the Company, control 71.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc.

On April 18, 2000, the Company, through its newly formed, wholly-owned, subsidiary HealthExchange.com (HECOM), successfully executed an asset purchase agreement with VHx Company, whereby HECOM acquired selected assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all VHx products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for (i) 1,200,000 shares of common stock, par value $0.001 per share, (ii) the assumption of certain liabilities, and (iii) the cancellation of $2,000,000 of advances owed by VHx to the Company. In addition, contingent upon the completion of specified milestones, described below, the Company will issue additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (the Preferred Stock). The purchase price will be adjusted based on the number of shares of Preferred Stock issued upon the measurement of certain milestones contained in the agreement. The maximum number of common shares into which the Preferred Stock may be converted should both of these requirements be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKesson, Inc. (McKesson), whereby the Company granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company has received development fees of $500,000 through June 30, 2000 and expects to receive additional development fees of $535,000 as well as license fees, subscription fees, and transaction fees pursuant to the agreement.

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

In February, 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes along with 125,000 shares of common stock for net proceeds of $892,000 (net of closing fees and cash financing expenses). The Company retired all notes and borrowings from affiliates with the proceeds of its IPO.

The Company believes that its current cash reserves and contractual cash inflows will provide sufficient liquidity to fund operations, development activities, and capital improvements into 2001. The Company also believes that it can continue to raise additional capital, if needed, to pursue strategic business opportunities and to fund operations to the point of profitability, however, such future funding cannot be assured at this time.

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

                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

During the quarter ended June 30, 2000, the Company filed a report on form 8-K dated June 5, 2000 containing information under item 5. The Company also filed a report on form 8-K dated July 12, 2000, subsequent to the close of the quarter, providing information under item 6.

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


August 14, 2000