Form 10-Q
period 2000-09-30
CLAIMSNET COM INC
filed 2000-11-14
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    ------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 8,795,000 shares outstanding as of November 14, 2000.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of September 30, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2000 and 1999, and for the Nine Months Ended September 30, 2000 and 1999

               Condensed Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1999 and the Nine Months Ended September 30, 2000 (unaudited)

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2000 and 1999

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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)
                                   (unaudited)

                                                     September 30,  December 31,
                                                         2000          1999(1)
ASSETS                                                 ---------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                           $  1,369      $  3,021
   Marketable securities                                      -         3,832
   Accounts receivable, less allowance for
     doubtful accounts of $35 and $26, respectively         163            98
   Prepaid expenses and other current assets                687           225
                                                       ---------     ---------
       Total current assets                               2,219         7,176

EQUIPMENT, FIXTURES AND SOFTWARE
 Computer hardware and software                           1,874         1,617
 Software development costs                               1,923         1,923
 Furniture and fixtures                                     139           109
 Office equipment                                            25            25
 Leasehold improvements                                       8            31
                                                       ---------     ---------
                                                          3,969         3,705
 Accumulated depreciation and amortization               (2,613)       (1,983)
                                                       ---------     ---------
         Total equipment, fixtures and software           1,356         1,722

INTANGIBLE ASSETS, net                                      400             -
DEFERRED COSTS AND OTHER ASSETS                              25            25
                                                       ---------     ---------
TOTAL                                                  $  4,000      $  8,923
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $    309      $    489
   Accrued expenses and other current liabilities         1,210           463
                                                       ---------     ---------
       Total current liabilities                          1,519           952
                                                       ---------     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 4,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000 shares
     authorized; 8,795 shares and 6,625 shares
     outstanding as of September 30, 2000 and
     December 31, 1999, respectively                          9             7
   Additional capital                                    34,051        24,572
   Accumulated deficit                                  (31,579)      (16,608)
                                                       ---------     ---------
       Total stockholders' equity                         2,481         7,971
                                                       ---------     ---------
TOTAL                                                  $  4,000      $  8,923
                                                       =========     =========

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


                                  CLAIMSNET.COM INC. AND SUBSIDIARY
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands except per share data)
                                             (Unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                    -----------------------     -----------------------
                                                      2000          1999          2000          1999
                                                    ---------     ---------     ---------     ---------
REVENUES                                            $    483      $     84      $  1,093      $    213

Cost of Revenues                                         746           475         2,108         1,102
                                                    ---------     ---------     ---------     ---------
Gross Loss                                              (263)         (391)       (1,015)         (889)
                                                    ---------     ---------     ---------     ---------
OPERATING EXPENSES:
   Research and development                              523           212         1,579           560
   Purchased research & development & write-off
    of purchased intangibles                           1,540             -         7,694             -
   Amortization of software & intangibles                305           192           794           528
   Selling, general & administrative                   1,098         1,420         4,012         3,620
                                                    ---------     ---------     ---------     ---------

       Total operating expenses                        3,466         1,824        14,079         4,708
                                                    ---------     ---------     ---------     ---------

LOSS FROM OPERATIONS                                  (3,729)       (2,215)      (15,094)       (5,597)

OTHER INCOME (EXPENSE)
   Interest expense                                       (2)            -            (5)            -
   Interest expense - bridge debt                          -             -             -          (967)
   Interest expense - affiliate                            -             -             -          (124)
   Interest income                                         3           135           128           219
                                                    ---------     ---------     ---------     ---------
       Total Other income (expense)                        1           135           123          (872)
                                                    ---------     ---------     ---------     ---------


NET LOSS                                            $ (3,728)     $ (2,080)     $(14,971)     $ (6,469)
                                                    ---------     ---------     ---------     ---------


BASIC AND DILUTED NET LOSS PER COMMON SHARE         $  (0.41)     $  (0.31)     $  (1.91)     $  (1.17)
                                                    =========     =========     =========     =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                        9,107         6,625         7,831         5,536
                                                    =========     =========     =========     =========

                      See notes to condensed consolidated financial statements.


                                  CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (Unaudited)

                                                                                             Total
                                      Number of     Common     Additional   Accumulated   Stockholders
                                        Shares       Stock       Capital      Deficit        Equity
                                      ---------    ---------    ---------    ---------     ---------

Balance at December 31, 1998             3,625     $      4     $  3,882     $ (7,750)     $ (3,864)

Sale of common stock with                  125            -          850            -           850
 Series A 12% Subordinated Notes

Non-employee stock option grants             -            -          155            -           155

Issuance of common stock warrants            -            -          121            -           121

Sale of common stock in initial
   public offering                       2,875            3       19,512            -        19,515

Amortization of deferred sales
   discounts                                 -            -           52            -            52

Net loss                                     -            -            -       (8,858)       (8,858)
                                      ---------    ---------    ---------    ---------     ---------
Balance at December 31, 1999             6,625            7       24,572      (16,608)        7,971
                                      ---------    ---------    ---------    ---------     ---------

Sale of common stock                     1,370            1        4,244            -         4,245

Issuance of common stock for
   asset purchase                        1,200            1        6,375            -         6,376

Retirement of common stock                (400)           -       (1,375)           -        (1,375)

Amortization of deferred
   sales discounts                           -            -          235            -           235

Net loss                                     -            -            -      (14,971)      (14,971)
                                      ---------    ---------    ---------    ---------     ---------
Balance at September 30, 2000            8,795     $      9     $ 34,051     $(31,579)     $  2,481
                                      =========    =========    =========    ==========    =========

                      See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                            2000          1999
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $(14,971)     $ (6,469)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                          1,015           602
     Provision for doubtful accounts                           32            56
     Amortization of deferred sales discounts                 235             -
     Purchased research and development and
       write-off of purchased intangibles                   7,694             -
     Amortization of debt discount and
         deferred financing costs                               -           958
     Non-cash compensation for past services                    -           276
     Changes in operating assets and liabilities:
         Accounts receivable                                  (98)         (108)
         Prepaid expenses and other current assets           (462)         (201)
         Accounts payable, accrued expenses and
           other current liabilities                           68           449
                                                         ---------     ---------
   Net cash used in operating activities                   (6,487)       (4,437)
                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                           3,832             -
   Purchases of property and equipment                       (264)       (1,261)
   Purchase of intangible assets & research
     and development                                       (2,978)            -
                                                         ---------     ---------
   Net cash provided by(used in)investing activities          590        (1,261)
                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                       -           791
   Payments of notes and line of credit - affiliate             -        (5,114)
   Issuance of Series A 12% Subordinated Notes                  -           892
   Payment of Series A 12% Subordinated Notes                   -        (1,000)
   Payment of contingent notes                                  -          (125)
   Proceeds from sale of common stock                       4,245             -
   Net proceeds from issuance of common stock
     in initial public offering                                 -        19,510
                                                         ---------     ---------
   Net cash provided by financing activities                4,245        14,954
                                                         ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (1,652)        9,256
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              3,021            44
                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $  1,369      $  9,300
                                                         =========     =========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                            2000          1999
                                                         ---------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common Stock issued in connection with Series A
12% Subordinated Notes                                   $      -      $    850
                                                         =========     =========
Non-employee stock options issued for past services      $      -      $    155
                                                         =========     =========
Common stock warrants issued for past services           $      -      $    121
                                                         =========     =========
Issuance of common stock for intangible assets
  and research and development                           $  5,001      $      -
                                                         =========     =========





            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the financial position of Claimsnet.com Inc. (the "Company") and subsidiaries as of September 30, 2000 and the results of its operations and cash flows for the three months and nine months ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

        In connection with the Agreement, the Company issued McKesson a warrant for the purchase of 819,184 shares of common stock at an exercise price of $7.00 per share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The value of the warrant, which was estimated at approximately $1.7 million using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a sales discount. Amortization of the deferred sales discounts of $235,000 was recorded in the nine month period ended September 30, 2000.

3.      ACQUISITION OF VHx ASSETS

        On April 18, 2000, Claimsnet.com Inc., through its newly formed, wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), successfully executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company, a Nevada corporation ("VHx"), whereby HECOM acquired selected properties and assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all efforts of VHx to develop products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for
        (i) 1,200,000 shares of common stock, par value $.001 per share (ii) the assumption of certain liabilities, and (iii) the cancellation of a $2 million advance owed by VHx to the Company. In addition, the Company issued additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (the Preferred Stock).

        The Preferred Stock, contingent upon the completion of specified milestones, described below, will be convertible into shares of Common Stock at a conversion price based upon the market value of the Common Stock at a specified time provided that the conversion price cannot be less than $14.00 or greater than $15.00, and provided further the performance milestone for the relevant series of Preferred Stock has been satisfied by March 31, 2001. The maximum number of common shares into which the Preferred Stock may be converted should both of these milestones be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

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

        One of the significant assets acquired, an agreement with John Deere Health ("JDH") for development of an Enterprise Care Management System, required the parties to negotiate mutually agreeable business terms for delivery of the system after acceptance of beta testing. The Company and JDH have been unable to reach such an agreement. Additionally, the asset purchase agreement contained provisions related to the satisfaction of pre-existing financial obligations due to JDH by VHx within 180 days of the acquisition and also contained certain provisions in the event that such obligations were not satisfied by VHx. VHx was unable to satisfy the JDH obligations within the 180 days. As a result, the Company, HECOM, VHx and JDH reached an agreement in principal in November 2000 by which the parties agreed to cancel all pre-existing agreements, JDH agreed to forgive all unpaid obligations, and VHx agreed to release 400,000 of the 1.2 million shares of the common stock from escrow and return them to the Company. The fair market value of the common shares returned to the Company was $1,375,000 as of the date the parties reached the agreement in principal.

        The Company retained an independent valuation firm to evaluate the HealthExchange asset purchase and recommend the allocation of purchase price to the various assets acquired. The appraisals utilized standard appraisal methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. A blended state and federal effective tax rate of 40% was applied to the cash flows. These cash flows were discounted to their present value using discount rates between 60 and 70 percent, reflective of development products at similar risk. The initial results of the valuation valued the intangible assets at $3,700,000 after charges to in-process technology of $6,154,000, recorded in the quarter ended June 30, 2000.

        In November 2000, as a result of the contractual revisions, the Company reevaluated the HealthExchange asset purchase using the same valuation methodologies and determined that there had been an impairment of the assets acquired. The revised valuation valued the intangible assets acquired at $400,000.

        As a result of the revised agreement and return of escrowed shares described above, and the revised valuation of intangible assets acquired, the Company recognized a net charge of $1,540,000 in the quarter ended September 30, 2000. Amortization of $385,000 related to the acquisition has been recognized during the nine months ended September 30, 2000.

        Further adjustments to the purchase consideration are contingent upon accomplishment of the Preferred Stock performance milestones.

        The Company and JDH also agreed to enter into a separate business agreement whereby the Company will continue to provide limited services to JDH and its clients at fair market value for a period not to exceed eighteen months.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Revenues increased 475% to $483,000 from $84,000 for the three months ended September 30, 2000 and 1999, respectively. Revenues increased 413% to $1,093,000 from $213,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Revenues of $131,000 and $393,000 for the three and nine months ended September 30,2000 are related to percentage completion recognition of the McKesson Development and Services Agreement. The remainder of the revenues during 2000 are related to the Company's Internet-based clients. Revenues for the three months and nine months ended September 30, 2000 from recurring revenue sources represented 93% and 92%, respectively, of total revenues. Recurring revenues for the nine months were comprised of $393,000 from long-term contracts, $522,000 from transaction-based fees and $88,000 from subscription fees. Revenues from non-recurring sources totaled $90,000 and were related to setup, support, and other fees.

Transactions processed by the Company increased 120% to 1,489,000 from 676,000 for the three months ended September 30, 2000 and 1999, respectively. Transactions increased 137% to 3,937,000 from 1,660,000 for the nine months ended September 30, 2000 and 1999, respectively. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 74% of all transactions were for physician and dental claim submission services and 26% were for patient statement processing services. The Company had 383 accounts processing transactions for 3,147 providers at September 30, 2000 compared with 334 accounts and 2,655 providers at September 30, 1999, representing increases of 15% and 19%, respectively.

Transaction-based revenue averaged $0.19 and $0.13 per transaction for the three and nine month periods ended September 30, 2000 versus $0.08 per transaction for the three and nine month periods ended September 30, 1999. The Company expects the average revenue per transaction to continue to increase in future quarters for several reasons. Revenue per transaction for the 612,000 commercial electronic claims averaged $0.13 during the three month period and is expected to increase as improved direct payer connections are developed. Revenue per transaction for the 423,000 Medicare and Medicaid claims averaged $0.13 during the three month period after implementation of a new pricing structure, which charges a per transaction fee to a broader group of customers. Average revenue per transaction for the 73,000 paper claims was $0.46 during the quarter. The company processed approximately 381,000 patient statements averaging $0.30 per statement during the three months ended September 30, 2000.

COST OF REVENUES

Cost of revenues in the three months and nine months ended September 30, 2000 were $746,000 and $2,108,000, compared with $475,000 and $1,102,000 in the prior year periods, representing increases of 57% and 91%, respectively. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $93,000 for the three months ended September 30, 2000 compared with $102,000 for 1999, a decrease of 9%. Transaction processing expenses were $240,000 in 2000 compared to $54,000 in the third quarter of 1999, representing a 344% increase, primarily related to the increased volume of patient statements processed. Customer support operations expense increased by 29% to $413,000 in the third quarter of 2000 from $319,000 in the third quarter of 1999. The increases in Customer support operations expense were primarily attributable to an increase in maintenance of customer support systems.

Operating expenses

Research and development expenses were $523,000 and $1,579,000 in the three months and nine months ended September 30, 2000, compared with $212,000 and $560,000 in the three months and nine months ended September 30, 1999, representing increases of 147% and 182%, respectively. Research and development expenses are comprised of personnel costs and related expenses as a result of Claimsnet growth and the acquisition of HealthExchange.com assets. There were no software development expenses capitalized during either of the periods. Development efforts during the current quarter were primarily focused on the McKesson project and the HealthExchange product, while the year-earlier efforts were related to continuous incremental enhancements to the Company's claim processing system. The McKesson development project reached the beta testing phase during the second quarter and achieved customer sign-off in the fourth quarter, signaling completion of the development stage.

Purchased research and development reflects the charge to operations associated with the acquisition of HealthExchange assets during the second quarter.

As a result of the agreement in principal described in Footnote 3 above, and the revised valuation of intangible assets acquired, the Company recognized a net charge of $1,540,000 in the quarter ended September 30, 2000. Amortization of $385,000 related to the acquisition has been recognized during the nine months ended September 30, 2000.

Amortization expenses increased 59% to $305,000 in the current quarter from $192,000 in the year-earlier period. This increase reflects amortization of intangibles related to the HealthExchange asset acquisition and amortization of new software purchased for internal use. Prior period amortization included software developed for customer use, which became fully amortized in the second quarter of 2000.

Selling, general and administrative expenses were $1,098,000 in the three months ended September 30, 2000, compared with $1,420,000 in the same period of 1999, a decrease of 23%. Selling, General and Administrative expenses increased 11% to $4,012,000 from $3,620,000 for the nine months ended September 30, 2000 and 1999, respectively. The $392,000 nine month period-to-period increase includes an increase for other general administrative expenses of $819,000, which was primarily due to the acquisition of HealthExchange assets and increases in office rent, telephone expenses, employee recruiting expenses, employment agreement contractual increases, and outside professional fees. Severance costs of $128,000 were recorded to administrative expense in the nine-month period as was $60,000 for the out-of-court settlement of a lawsuit. Technology infrastructure and support expenses decreased $201,000 in the current nine months primarily for capitalization of work performed on the McKesson project. Sales and marketing expenses decreased $138,000 due to a decline in sales personnel between the periods related to the Company's shift from a direct sales model to a distribution model. A one-time charge in 1999 of $276,000 for the cost of past services related to the grant of stock options and warrants to non-employees is also included in the decrease.

The company effected a staff reduction in June 2000 to reduce cash expenses and to refocus expenditures on near-term opportunities.

OTHER INCOME (EXPENSE)

Interest income of $3,000 and $128,000 was provided in the three and nine months ended September 30, 2000 from investment of excess cash in money market instruments and marketable securities. Interest expense of $5,000 was incurred in the nine months ended September 30, 2000. Interest expense of $1,091,000 recorded in the nine months ended September 30, 1999 included $850,000 related to amortization of debt discount and $108,000 related to amortization of deferred financing costs. Interest expense of $133,000 was paid to affiliates in the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,487,000 in the nine months ended September 30, 2000, compared with $4,437,000 for the year-earlier period, primarily due to increased selling, general and administrative expenses, and purchase of in-process research and development as discussed above. Net cash provided by investing activities was $590,000 in the nine months ended September 30, 2000. Cash was provided in the current period by sale of marketable securities. The securities sold had a cost of $1,600,000 at the time of sale and resulted in a net loss of $7,000. Primary uses of cash consisted of the purchase of HealthExchange assets from VHx and the purchase of additional furniture and equipment for the HealthExchange office. Net cash used in investing activities in the nine months ended September 30, 1999 was $1,261,000.

In August, 2000 the Company completed the private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $945,000. Of those proceeds, $276,500 was received by June 30, 2000. In connection with the financing, the Company also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

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

On April 18, 2000, the Company, through its newly formed, wholly-owned, subsidiary HealthExchange.com (HECOM), successfully executed an asset purchase agreement with VHx Company, whereby HECOM acquired selected assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all efforts of VHx to develop products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for (i) 1,200,000 shares of common stock, par value $0.001 per share, (ii) the assumption of certain liabilities, and (iii) the cancellation of $2,000,000 of advances owed by VHx to the Company. In addition, contingent upon the completion of specified milestones, described below, the Company issued additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, (the Preferred Stock). The Preferred Stock contain performance milestones which must be satisfied for each series of Preferred Stock to convert into common stock. In the event that the performance milestone of any series of Preferred Stock is not satisfied by March 31, 2001, that series of Preferred Stock will be cancelled. The purchase price will be adjusted based on the number of shares, if any, of common stock issued upon the measurement of certain milestones contained in the agreement. The maximum number of common shares into which the Preferred Stock may be converted should both of these requirements be satisfied is 1,427,076 (713,538 for Series A and 713,538 for Series B).

In November 2000, the Company and VHx reached an agreement in principal whereby 400,000 shares of the common stock held in escrow will be cancelled, reducing the shares issued to VHx and held in escrow to 800,000.

In October of 1999, the Company entered into a Development and Services Agreement (the "Agreement") with McKesson, Inc. (McKesson), whereby the Company granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. The Company has received development fees of $500,000 through September 30, 2000 and will receive additional development fees as well as license fees, subscription fees, and transaction fees pursuant to the agreement.

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

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)     REPORTS:

        During the quarter ended September 30, 2000, the Company filed a Report dated November 14, 2000, subsequent to the close of the quarter, containing information under item 5.

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


November 14, 2000