Form 10-K
period 2000-12-31
CLAIMSNET COM INC
filed 2001-04-16
CIK 1046057

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2000
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition Period from _____________ to ______________

                                    001-14665
                             COMMISSION FILE NUMBER


                               CLAIMSNET.COM INC.
                               ------------------

             (Exact name of registrant as specified in its charter)

            Delaware                               75-2649230
            --------                               ----------

(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

                     12801 N. Central Expressway, Suite 1515
            Dallas, Texas                          75243
            -------------                          -----
        (Address of principal                    (Zip Code)
         executive offices)

Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price on Nasdaq SmallCap stock market on April 12, 2001 was $17,791,374.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,465,514 shares outstanding as of April 12, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

THIS REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT INCLUDING OUR ABILITY TO SECURE ADDITIONAL FUNDING, DEVELOP AND MAINTAIN STRATEGIC PARTNERSHIPS OR ALLIANCES, INCREASE OUR CUSTOMER BASE, DEVELOP OUR TECHNOLOGY AND TRANSACTION PROCESSING SYSTEM, RESPOND TO COMPETITIVE DEVELOPMENTS, OR COMPLY WITH GOVERNMENT REGULATIONS. ANY FORWARD-LOOKING STATEMENT THAT WE MAKE IS INTENDED TO SPEAK ONLY AS OF THE DATE ON WHICH WE MADE THE STATEMENT. WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE ON WHICH THE STATEMENT IS MADE. THESE RISKS AND UNCERTAINTIES, AMONG OTHERS, MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT OR PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.


ITEM 1. BUSINESS

TRANSACTION PROCESSING BUSINESS

We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last seven years and resides entirely on our servers, allows healthcare providers to prepare healthcare claims interactively on the Internet and electronically transmits the claims to us for processing. It also allows us to download claims from the healthcare providers' computers directly to our servers. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payer's specific processing requirements. We then electronically transmit processed claims on behalf of healthcare providers directly or indirectly to medical and dental payers that accept claims processing transmissions electronically. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Health Care Financing Administration. The payers to which claims processed by us are submitted, primarily through clearinghouses operated by McKesson HBOC and ProxyMed, include plans and affiliates of Aetna Life & Casualty Company, Inc., MetLife Healthcare/Metropolitan Healthcare Corporation, Cigna Healthcare, Inc., The Prudential Insurance Company of America, various Blue Shield/Blue Cross organizations, and United Healthcare Corporation.


We believe that the following are significant advantages of our electronic claims transmission services over other currently available services:

o the ability of healthcare providers utilizing their Web sites to interactively process claims on the Internet and receive real time edits prior to claim submission,
o the ease and availability of Claimsnet.com-provided training over the Internet,
o the minimal software and processing power required for providers to utilize our proprietary software,
o the scalability of our software allows us the ability to add incremental services, such as patient statements, managed care encounter forms, eligibility verification, electronic remittance advices, and data modeling, through the same browser interface and Web site as our claims processing services, and
o the ability to create multiple custom Web site formats to be promoted by partners and sponsors without modification of the server-based processing systems.

We believe that the improved claims processing procedure will result in a sharply reduced average number of outstanding days revenue tied up in accounts receivable, which should improve a provider's working capital. We believe that the services offered by our competitors are generally based on legacy mainframe technology, proprietary networks, and proprietary file formats, which limit the ability of those competitors to offer interactive Internet-based processing services on an economical basis. In addition, competitors' services generally require extensive formal training, the installation of substantial software on each healthcare provider's computer, and significant processing power.

We generate revenue from claim processing services by charging commercial payers, or clearinghouses acting for commercial payers, a transaction fee for certain claims submitted electronically and by charging healthcare providers a subscription fee and certain transaction fees for use of our services. We also offer patient statement processing services and real time eligibility verification of patient benefit coverage for healthcare providers and generate revenue by charging additional subscription and transaction fees for such services. We use a subcontractor to print and mail the bar-coded and customized statements along with a return envelope.

ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, has been estimated by Health Data Management, an industry publication, to include over 4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999, of which, approximately 1.7 billion claims are submitted on paper forms. Health Data Management estimates that electronic claims processing is currently used to process approximately 43% of all medical outpatient claims and 17% of all dental claims. We believe that, as a result of the low penetration of electronic claims processing among healthcare providers and dentists, this market presents an attractive opportunity for us to offer a low cost-effective service. We intend to focus our marketing efforts on outpatient claims, including claims of clinics, hospitals, physicians, dentists, and other outpatient service providers, as we believe they are the underserved segments of the market.

The number of non-electronic paper transactions in the HMO market is increasing rapidly and we believe that HMO encounters are another underserved segment of the outpatient claims processing market. Currently there is no formal transmission document standard. Accordingly, we believe that the opportunity exists for us to utilize our claims processing configuration to make available a document scanning service using hypertext markup language (HTML). This will enable us to convert an encounter form into a document that appears identical to the printed version, yet is designed to reconfigure the data entered and present it in a format that conforms to a payer's specific requirements.

Healthcare claims are traditionally processed by clearinghouses using a similar operating structure to that which exists in the credit card industry. A merchant that accepts a credit card for payment does not send payment requests directly to the bank that issued the card, but sends the payment request to a clearinghouse. The payment request is processed and transmitted to the appropriate bank. Healthcare claim clearinghouses accept, sort, process, edit, and then forward the claims to the appropriate payers, either electronically or on paper. The major healthcare clearinghouses operate in a mainframe computer environment. Furthermore, traditional clearinghouses process claims in off-line batches and return edit results to the submitters in a subsequent batch transmission. This operating configuration is both expensive and time consuming due to the source code changes required to continuously process claims correctly to meet payer requirements. In contrast, our healthcare transaction processing software system on the Internet is designed to operate in a real-time, open client-server configuration. This operating alternative can offer the provider a method of bypassing the clearinghouse and communicating directly with the payer in a rapid, accurate, and cost-effective manner. We believe that if the industry evolves toward direct payer submission of claims or real-time adjudication of claims, our software will be able to offer efficient access to payers and their healthcare provider customers in a Health Information Portability and Accountability Act (HIPAA)-compliant format.

BENEFIT MANAGEMENT BUSINESS

On April 18, 2000, we, through our wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), acquired from VHx Company, a Nevada corporation ("VHx"), selected properties and assets, including it's HealthExchange.com name and trademark, and in-process research and development (together, "HealthExchange").

HealthExchange(TM) is a set of Internet-based healthcare applications designed to provide all four core health network constituents - self-insured employers, health plans, doctors and employees/members (consumers), with highly customized administrative services, health and disease management tools, and e-commerce opportunities. Each application will be based on secure, scalable application service provider technology that meets all currently proposed federal guidelines for patient record confidentiality and security.

We believe that the design is unique. Together, the applications will provide a comprehensive Internet-based solution aimed at reducing costs and enhancing health plan members' health and overall experience. HealthExchange(TM) will facilitate the flow of vital information and transactions among employers, doctors, and health plans, and tie the employee/member into the benefit and health management process in a personalized, confidential online relationship. The result will be a reduction in health benefit administrative costs for employers and health plans, and improved health outcomes and satisfaction for employees/members.

Several factors have caused us to delay continued development of the HealthExchange(TM) products, including lack of existing customer commitment to continued product development, lack of market acceptance at this time, future cash requirements to continue product development, and cost of sales and marketing efforts to create a market niche.

On January 4, 2001, we adopted a refined business strategy plan that focuses on near-term financial performance. The new plan dedicates our resources to the implementation of services for existing partnerships, and selective growth opportunities with near-term profit potential and long-term benefit. Our new business plan does not allocate resources for the additional development of the HealthExchange(TM) product at this time.

BENEFIT MANAGEMENT MARKET

According to the U.S. Bureau of the Census, approximately 225 million Americans are covered by some form of health insurance. It was estimated by President Clinton in his September 8, 1999 Remarks on Health Care Priorities that over 160 million of these people are enrolled in some form of managed care. Employers pay for a large proportion of the cost of these health plans. We believe that the complexity of managed care plans has increased the administrative burden and related costs of healthcare and has negatively effected both member satisfaction and provider satisfaction. This market presents a large and attractive opportunity for cost-effective solutions that also lead to improved satisfaction levels. We intend to focus our marketing efforts on managed care organizations, including health maintenance organizations, preferred provider organizations, and third party administrators.

BUSINESS STRATEGY

Our business strategy is as follows:

o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market electronic claims processing and our other services to outpatient healthcare providers, including clinics, hospitals, physicians, HMOs, third party administrators, dentists, and other outpatient service providers;
o to continue to expand our services to include additional transaction processing functions, such as HMO encounter forms, eligibility and referral verifications, patient statements, and other healthcare administrative services, in order to diversify sources of revenue;
o to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

There can be no assurance that any of our business strategies will succeed or that any of our business objectives will be met with any success.

MARKETING EFFORTS

We have entered into several alliances with potentially strategic partners for the marketing of our services and proprietary technology, including:

o an October 1999 agreement, superseded in March 2001 (described below), granting a multi-year, non-exclusive, private label license to McKesson HBOC ("McKesson") as to certain of our proprietary technology and providing for us to manage McKesson's operation on a fully outsourced basis and permitting us to use McKesson's extensive direct payer connections to submit certain claims to selected payers.
o arrangements entered into in 2000 with business-to-business healthcare transaction service providers, application service providers and other internet service providers; such as Proxy Med Inc. ("Proxy Med"), Passport Health Communications, Inc. ("Passport"), and Synertech, to operate or provide each a co-branded version of our claims processing application to be marketed by the other party either directly throughout the United States or, in the case of Passport, as part of its Passport OneSource(TM), its internet-based service delivering time critical healthcare administration data to hospitals and physicians in selected geographic areas.

The foregoing is in addition to several joint marketing arrangements with other partners, including a department of Blue Cross/Blue Shield of Louisiana and an affiliate of Premier Inc.

RECENT DEVELOPMENTS

In connection with the new business plan adopted on January 4, 2001, we significantly reduced our work force and other operating expenses. In addition, Mr. Bo W. Lycke, our Chairman of the Board, President, and Chief Executive Officer, voluntarily agreed to defer one half of the salary due pursuant to his employment agreement for an indefinite period of time.

In February 2001, we entered into a joint arrangement with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations to provide a co-branded version of our claim processing application to QCSI and be able to submit claims directly to QCSI.

In March 2001, we borrowed $400,000 pursuant to a loan agreement with American Medical Finance, Inc., a related party. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

In March 2001, we completed the private placement of 400,000 shares of common stock at $1.75 per share for net proceeds of $630,000.

On April 12, 2001, we entered into an agreement with McKesson which superseded our October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, and paid a one-time contract negotiation fee of $200,000. The $200,000 payment will be amortized in income over the remaining term of the software license agreement. The stock purchase warrant originally issued to McKesson in October 1999 to purchase 819,184 shares of common stock at $7.00 per share was cancelled in April 2001. Additionally, the new agreement eliminates certain of our operating requirements and future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which we and McKesson may jointly pursue.

In the forgoing financing we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933.

HEALTHCARE TRANSACTION PROCESSING SOFTWARE AND SECURITY

Our healthcare transaction processing software is designed for in-patient and out-patient healthcare providers, and dental claims. The software is modular, providing valuable flexibility, and generally consists of the following components:

o        industry standard website management software,
o        state-of-the-art commercial security and encryption software, and
o core processing software developed by us which provides claims review, claims processing, hard-coding of claims, and a "table-based" software coding of claims variables.

The expensive and time-consuming hard-coding routines required by traditional systems have been replaced by a user friendly system that is table-based. This permits payer-specific edits to meet the requirements of payers and avoids expensive onsite software changes. Our personnel input new edits. Once healthcare providers connect to our secure website, our software edits claims on-line automatically, using a database containing more than 22,000 edit variables. The direct provider-payer connections offered by our system are designed to allow for immediate billing data and information exchange when it becomes available from the payers. In the event that a particular payer cannot accept submission of claims electronically, we either print and mail hard copies of the claims to these payers and charge the provider for this additional service or allow the provider to print and mail the claims.

During the initial application process, a new customer interacts with our proprietary "Print Wizard," that downloads claim files from the provider's practice management system. When connecting to the Internet, the provider's browser encryption is automatically enabled at the client extranet site. The user must "log-in" through a security firewall to reach the user's secure extranet site of our healthcare transaction processing system. At this point, all communications with the healthcare provider are automatically encrypted, claims are extracted from the provider's PC, and editing begins. Only claims containing errors are identified for editing. Once claims are edited, they are queued with accurate claims for transmission to payers. Should a claim not be acceptable electronically by a payer, the claim is automatically printed and mailed by the payer gateways. This mailing service is optional to the providers. To assure proper network operation and allow other revenue producing services, such as custom reports, eligibility inquiries, and decision support tools, we monitor all traffic through our private application server and firewall.

Our healthcare transaction processing software is a Web-based system, based upon a client-server computing model, and includes a variety of different software applications. Individual applications work together to provide the extraction and encryption of claims from a provider's practice management system to our Internet claims processing server, where editing and formatting occurs in a secure environment. Our system then delivers the claims to the payer gateway. The different software applications have been purchased, licensed, or developed by us.

Our website is structured into three sections: "PUBLIC INTERNET," "CLIENT EXTRANET," and "PRIVATE INTRANET." The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Health Care Financing Administration has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements. Traditional claims clearinghouses that use regular phone and private data networks cannot provide this level of data security. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

With the exception of the commercial software, such as that provided by Microsoft, we have either identified back-up sources for all the software used or, in the event of a business failure by the licensing vendor, we own the source code.

TRAINING AND HARDWARE REQUIREMENTS

The training for the various products and services offered by us is included in the initial setup fee. User manuals and reference information is available online through our client extranet to the provider, seven days a week, 24 hours a day. The tutorial and other training documents are always available at our Web home page, the location of which is http://www.claimsnet.com. After an initial free period of unlimited service, we will charge users a fee for technical support comparable to those charged by other healthcare software vendors.

No significant hardware investment by the customer is required in order to take advantage of our services. The system requires the provider to use a 28,800 bps or better asynchronous modem and a PC with Windows 3.11 or higher operating system installed. An Internet Service Provider, such as AT&T Worldnet, MCI, and Physicians' Online, offers local telecommunication to the Internet. Our customers are responsible for obtaining and maintaining the Internet Service Provider connection.

INTERNET/INTRANET

The processing configuration used by us requires limited electronic claims processing software to reside at the level of the healthcare provider. All editing and formatting takes place at our Internet application server site. From the standpoint of the user, we believe our system has the latest software version and all format changes available instantly. Our healthcare transaction processing software has the effect of turning a provider's old or outdated hardware into a terminal capable of operating in a 32-bit Windows environment.

Our processing does not take place on the Internet, but rather in an extranet configuration. The main advantage of this approach is to assure that the communication between our servers and a provider takes place in a highly-controlled, secure, and encrypted environment.

The dual encryption utilized by us occurs at the browser software and application server level. All processing and data storage occurs behind a firewall, providing secure and controlled access to all data.

CUSTOMERS

We view our customers as (1) the healthcare providers submitting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the payers accepting claims. We are currently processing claims for approximately 3,700 providers. The providers are geographically dispersed and represent a mix of physician specialties and dentists. We are authorized to submit claims to more than 2,000 payers that are also geographically dispersed and represent a mix of commercial insurers, managed care organizations, third party administrators, and Medicare and Medicaid carriers. Revenues from one strategic partner represented 43% and 21%, respectively, of our total revenues for 2000 and 1999.

We require each healthcare provider using our services to enter into a standard subscription agreement available on the home page of our website. This system allows the healthcare provider to access, complete, and return the subscription agreement on the Internet, and enables the provider to immediately access our services. Each subscription agreement provides that the healthcare provider shall pay us monthly all applicable fees and sets forth the nature of our services and the terms and conditions under which they are to be rendered. The contracts are terminable by the healthcare provider upon 30 days prior written notice.

We also enter into agreements with the commercial medical and dental payers or clearinghouses to which we submit processed claims. Generally, such agreements provide for the payment of a fee per claim to be paid to us for certain payers once certain minimum volume requirements have been met. As a result of the varying submission requirements of many insurance and other plans within any payer, we treat each plan as a separate payer with its own particular requirements.

Under a September 1998 agreement with Electronic Data Interchange Services, a department of Blue Cross/Blue Shield of Louisiana, we provide claim processing services to Blue Cross/Blue Shield of Louisiana Network providers. Under this agreement, we and Blue Cross/Blue Shield of Louisiana are to jointly promote our services to the 9,600 network providers of Blue Cross/Blue Shield of Louisiana through website links, Blue Cross/Blue Shield of Louisiana network communication resources, educational seminars, telemarketing, and direct mail campaigns.

In a Development and Services Agreement with McKesson, originally entered into in October 1999 and superseded by a new agreement on April 12, 2001, we granted McKesson a multi-year, non-exclusive, private label license for certain of our proprietary technology and agreed to manage McKesson's operation of the system on a fully outsourced basis, with our being allowed to operate the system in the way we determine to be the most efficient. McKesson is the leading provider of information technology services in the worldwide healthcare market. Under the agreement, we are to integrate our proprietary Internet-based claims processing technology into selected McKesson's electronic commerce solutions for the purposes of better serving the claims processing needs of the independent physician practice market, and we are allowed to use McKesson's extensive direct payer connections to submit certain claims to selected payers.

Under the April 2001 agreement, McKesson acquired 1,514,285 shares of common stock at a cost of $2,650,000 and paid $200,000; and a three year warrant to purchase 819,184 shares of our common stock at $7.00 per share, granted under the October 1999 agreement, was cancelled. The April 2001 agreement granted McKesson additional license rights for co-branding the services to third parties and for an expanded set of transactions. McKesson will continue to pay transaction fees for all transactions processed under the license, but will not pay additional license fees and subscription fees that were included in the October 1999 agreement.

Since October 2000 we have provided Passport with a co-branded version of our claim processing application integrated into Passport OneSource (TM), Passport's internet-based service delivering time critical healthcare administrative data. Passport markets Passport OneSource, including the claim processing application, to hospitals and physicians in selected geographic markets. We market Passport's eligibility and referral verification services to our customers and we and Passport cooperate on payer opportunities from time to time.

In 2001 we expect to provide Synertech, a premier application service provider and administrative outsourcer for the healthcare industry, and its customers, primarily payer organizations, with co-branded versions of our claim processing application.

Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, linking more than 50,000 physicians' offices to pharmacies, clinical laboratories, and payers, we are to operate a co-branded version of our claim processing application and ProxyMed is to market the service throughout the United States. This arrangement also provides for us to use ProxyMed's extensive direct payer connections to submit certain claims to selected payers.

In February 2001 we agreed with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations, to provide a co-branded version of our claim processing application to QCSI and be able to submit claims directly to QCSI.

MARKETING

We believe that a direct sales and marketing campaign to the large and fragmented healthcare provider community can be prohibitively expensive and impractical at this time. We are, accordingly, pursuing a primary marketing strategy of creating strategic partnerships with organizations that:

o are engaged in electronic claim processing and expect to benefit by using our advanced technology,
o serve or are engaged in direct sales and marketing to the healthcare market and desire to expand the products and services they offer to their clients without incurring substantial costs by using our advanced technology in a co-branded or private-label arrangement.

We have established valuable strategic relationships and are actively seeking additional partners for alliances and joint ventures, including managed care companies, Internet service and information providers, traditional healthcare information systems providers, clearinghouses, payer organizations, and consulting firms, each seeking solutions to the costly handling of healthcare claims and other administrative transactions.

We also believe that there are opportunities for joint marketing with banks, insurance companies, and pharmaceutical companies that desire online interfacing with healthcare providers.

We believe that our strategic alliance marketing strategy will allow us to capture a significant share of the claim processing market without a costly direct sales and marketing effort as the healthcare industry adopts new technology, either because of greater efficiencies or due to required compliance with HIPAA mandates and other regulatory initiatives. If such a transition continues to move at a relatively slow pace, we expect to benefit by conserving expenses, or if it escalates dramatically due to HIPAA compliance deadlines or for other reasons, we expect to benefit by having a broad provider distribution network.

There can be no assurance that we will secure any additional alliances or joint venture relations, or if we do, that such alliances or joint venture relationships will be profitable.

COMPETITION

Several large companies such as WebMD, McKesson, National Data Corporation, QuadraMed Corporation, PerSe Technologies, and ProxyMed dominate the claim processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims.

A number of additional companies such as MedUnite, Axolotl, Zirmed, RealMed, and Merallis have announced that they intend to enter the claim processing industry. Some of these companies have indicated a desire to primarily serve the payer community and some are primarily focused on the provider community.

All of these companies are considered competitors for our provider clients that subscribe to the Claimsnet.com-branded service. However, several of these companies are already our strategic partners for co-branded or private label solutions and many of the others are potential strategic partners.

While we compete with many other providers of electronic claims processing services in some markets, we are not aware of any other companies that provide healthcare electronic claims processing services in the same manner as those provided by us.

We believe that our pricing structure and total cost is very competitive with other providers of electronic claims processing services. We further believe that some competitors and potential partners are constrained not only by capital investments and existing hardware/software configurations, but also by existing customer agreements. Despite these limitations, we anticipate that competition will increase in the processing of claims on the Internet. No assurance can be given that we will successfully compete in any market in which we conduct or may conduct operations.

Some segments of the medical and dental claims processing industry are not currently suited to the use of electronic claims processing, such as psychiatry and surgery, each of which requires substantial documentation in addition to the claim to be submitted. Accordingly, we have not designed our business plan to address these market segments.

EMPLOYEES

As of December 31, 2000, we had a total of 52 full-time employees, of whom two are executive officers, 39 are technical and service personnel, four are sales and marketing personnel, and seven are administrative personnel. None of our employees are represented by a labor organization. All of our employees have been granted incentive stock options and we believe that our relations with our employees are satisfactory.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the period from our inception in April 1996 through December 1996 and the years ended December 31, 1997, 1998, 1999, and 2000, we incurred net losses of $(2,781,000), $(4,663,000), $(8,858,000), and $(17,695,000), respectively. As of December 31, 1997, 1998, 1999, and 2000, we had working capital (deficits) of $36,000, $(1,089,000), $6,224,000, and
$(1,012,000), respectively. We generated revenues of $414,000 for the year ended December 31, 1999, and $1,602,000 for the year ended 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--In General."

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $899,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 based upon annualized actual results for January and February 2001, adjusted for the effect of the restructured agreement with McKesson, and (ii)$90,000 for capital expenditures. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

BECAUSE WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

We have a limited operating history upon which you may base an evaluation of us and determine our prospects for achieving our intended business objectives. We are prone to all of the risks inherent to the establishment of any new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. We are currently processing claims for accounts representing approximately 3,700 providers, some of which receive favorable pricing as early stage clients. We have entered into agreements with clearinghouses providing access to more than 2,000 payers. The revenues received or costs incurred under these agreements are highly dependent upon transaction volumes. Additionally, we endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We have also changed our sales and marketing strategy from a direct sales model to a strategic partner distribution model. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:

o        maintain and increase our strategic partnerships,

o        maintain and increase our customer base,

o        implement and successfully execute our business and marketing strategy,

o continue to develop and upgrade our technology and transaction-processing systems,

o        continually update and improve our Web site,

o        provide superior customer service,

o        respond to competitive developments, and

o        attract, retain, and motivate qualified personnel.


We may not be successful in addressing these risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.

Our ability to achieve operating results will depend on several factors, including:

o        our ability to satisfy capital requirements,

o our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction,

o        our ability to introduce new sites, service and products,

o the announcement or introduction of new sites, services, and products by our competitors,

o        price competition or price increases in our industry,

o the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase of "business to business" services, such as those which we offer,

o our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

o        the amount of traffic on our Web site,

o the incurrance of technical difficulties, system downtime, or Internet brownouts,

o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure,

o our ability to comply with existing and added government regulation, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.

If we are unable to handle or satisfactorily respond to these factors, our operating results may fall below the expectations of securities analysts and investors. In this event, the market price of our common stock would likely be materially adversely affected.

OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS

We have recently changed our marketing strategy from direct marketing to reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to outpatient healthcare providers. To date, we and our strategic partners have conducted limited marketing efforts for such purpose. To penetrate our market we will have to rely on our strategic partners to exert significant efforts and devote material resources to create awareness of and demand for our co-branded products and services. No assurance can be given that our strategic partners will devote significant efforts and resources to, and be successful in, these marketing services or that they will result in material sales of our products and services. No representation can be made that our reliance on this strategy will prove successful and that if not successful that we will have adequate resources to attempt to engage in direct marketing of our products and services or that such efforts will prove successful. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services will have a material adverse effect on our business, prospects, financial condition, and results of operations.

IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site. If the volume of traffic on our Web site or the number of claims submitted by customers substantially increases, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

BECAUSE WE DEPEND UPON A SINGLE SITE FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS

Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software resides solely on our servers, most of which are located in a monitored server facility in Washington, DC. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Further, we maintain redundant systems at a separate facility for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, and similar events. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE RELY ON INTERNALLY DEVELOPED SYSTEMS WHICH ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE

We use an internally developed system for our Web site and for a portion of our claims processing software. As we developed these systems primarily to support the rapid growth of claim submission volume and customer service and less on traditional accounts, control, and reporting, these systems are inefficient and require a significant amount of manual effort to prepare information for financial and accounting reporting. Such manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to continue to upgrade and expand our claims processing systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our reporting methods and support increased transaction volume, although we are unable to predict whether these upgrades will improve our competitive position.

WE HAVE LIMITED SENIOR MANAGEMENT RESOURCES, AND WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL; WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH WITH OUR LIMITED RESOURCES

We expect the expansion of our business to place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations.

Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected.

WE DEPEND UPON OUR SENIOR MANAGEMENT AND THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE

We currently depend upon the efforts and abilities of our senior executives. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have obtained, own, and are the sole beneficiary of, key-person life insurance in the amount of $2,000,000 on the life of Bo W. Lycke, our Chairman of the Board of Directors, President, and Chief Executive Officer. This insurance may not continue to be available to us on reasonable terms, or at all. Mr. Lycke and Messrs. Ward L. Bensen and Robert H. Brown Jr., two of our Directors, serve as the Chairman of the board of directors, a Director and Senior Vice President, and a Director, respectively, of American Medical Finance, one of our affiliates. In addition, our employment agreement with Mr. Lycke permits him to terminate the agreement on 30 days' notice.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Our ability to compete effectively will depend on our ability to maintain the proprietary nature of our services and technologies, including our proprietary software and the proprietary software of others with which we have entered into software licensing agreements. We hold no patents and rely on a combination of trade secrets and copyright laws, nondisclosure, and other contractual agreements and technical measures to protect our rights in our technological know-how and proprietary services. In addition, we have been advised that trademark and service mark protection of our corporate name is not available. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our services are not subject to any infringement actions based upon the patents or copyrights of any third parties; however, our know-how and technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents or copyrights, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of their intellectual property, enter into royalty agreements, or redesign our products so as not to utilize their intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

BECAUSE WE ARE NOT CURRENTLY PAYING CASH DIVIDENDS, INVESTORS MAY HAVE TO SELL CLAIMSNET.COM SHARES IN ORDER TO REALIZE THEIR INVESTMENT

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the board of directors decides is relevant. Holders of our common stock may have to sell all or a part of these shares in order to realize their investment.

SOME PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER OUR ACQUISITION

A number of provisions of our amended certificate of incorporation and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation and by-laws provide that our board of directors is divided into two classes serving staggered two-year terms, resulting in approximately one-half of the directors being elected each year and other provisions relating to voting and the removal of the officers and directors. Further, our by-laws contain provisions which regulate the introduction of business at annual meetings of our stockholders by other than the board of directors. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

In addition, our certificate of incorporation, as amended, authorizes our board of directors to issue up to 4,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, and redemption rights, and sinking fund provisions. We have no present plans for the issuance of any series of preferred stock. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of shares of our common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to future holders of preferred stock, could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, thereby preserving our control by the current stockholders.

INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS

The electronic submission of healthcare claims and other electronic healthcare transaction processing services by means of our proprietary software involves the transmission and analysis of confidential and proprietary information of the patient, the healthcare provider, or both, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition, and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as medical information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web site in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, such as diagnostic and treatment data, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW

Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by submitters of medical claims. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few services and products have generated profits. For us to be successful, the healthcare community must accept and use novel and cost efficient ways of conducting business and exchanging information.

In addition, the public in general, and the healthcare industry in particular, may not accept the Internet and other online services as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online "business to business" services continue to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the Internet and online services may be unable to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and our product and services in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than we expect, if the infrastructure for the Internet and other online services does not effectively support the growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition, and results of operations could be materially adversely affected.

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE

The Internet and the electronic commerce industry are characterized by:

o        rapid technological change,

o        changes in user and customer requirements and preferences,

o frequent new product and service introductions embodying new technologies, and

o the emergence of new industry standards and practices that could render our existing Web site and proprietary technology and systems obsolete.


Our success will depend, in part, on our ability to:

o enhance and improve the responsiveness and functionality of our online claims processing services,

o license leading technologies useful in our business and to enhance our existing services,

o develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers, and

o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.


The development of Web site and other proprietary technology will involve significant technical and business risks. We may not be able to adapt successfully to such demands. Our failure to respond in a timely manner to changing market conditions or customer requirements would have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

The medical claims processing industry is highly competitive and is dominated by a number of significantly larger companies with substantially greater resources than we have. We may not successfully compete in any market in which we conduct or may conduct operations. In addition, in certain market segments, including psychiatry and surgery, we believe that we are not currently able to compete with existing potential competitors and, accordingly, we have designed our business plan to address other market segments.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

We are not currently subject to direct regulation by any government agency other than laws or regulations applicable to electronic commerce, but we process information which, by law, must remain confidential. The U.S. Health Care Financing Administration has defined security requirements for Internet communications including healthcare data. We operate in compliance in all material respects with these requirements. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the

Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy, and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition, and results of operations.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE; WE MUST CONTINUE TO SATISFY THE APPLICABLE REQUIREMENTS FOR OUR COMMON STOCK TO TRADE ON THE NASDAQ SMALLCAP MARKET

The market price of our common stock has experienced, and may continue to experience, significant volatility. Our operating results, announcements by us or our competitors regarding acquisitions or dispositions, new procedures or technology, changes in general conditions in the economy, and general market conditions could cause the market price of our common stock to fluctuate substantially. The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' common stock and have often been unrelated to the operating performance of these companies.

Under the currently effective criteria for continued listing on the Nasdaq SmallCap Market, a company must maintain (a) either (i) $2,000,000 in net tangible assets, (ii) $500,000 net income in the last fiscal year, or (iii) market capitalization of $35 million, (b) a minimum bid price of $1.00, and (c) a public float of at least $1,000,000. If we cannot maintain the standards for continued listing, our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

THE MARKET FOR OUR COMMON STOCK MAY SUFFER IN THE EVENT OF DELISTING FROM THE NASDAQ SMALLCAP MARKET AND IF OUR COMMON STOCK IS "PENNY STOCK"

If our common stock were to be delisted from the Nasdaq SmallCap Market, and no other exclusion from the definition of a "penny stock" under the Exchange Act were available, our common stock would be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. Accredited investors are generally those investors with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As a result, delisting, if it were to occur, could materially adversely affect the ability of broker-dealers to sell our common stock and the ability of purchasers of our stock to sell their shares in the secondary market.

FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS

This report contains, and incorporates by reference, forward-looking statements regarding our plans and objectives for the future. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based on a successful execution of our expansion strategy and are based upon a number of assumptions, including assumptions relating to the growth in the use of the Internet and that there will be no unanticipated material adverse change in our operations or business. These assumptions involve judgments with respect to, among other things, future economic, political, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate. The forward-looking statements included, or incorporated by reference, in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not regard these statements as representations by us or any other person that we will achieve our objectives and plans.


ITEM 2. PROPERTIES

We currently lease 8,735 square feet of office space at a rent of $15,546 per month, at 12801 North Central Expressway, Suite 1515, Dallas, Texas 75243. The lease expires December 31, 2001. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we utilize DIGEX Business Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24 hour per day, 7 day per week Network Operations Center at a cost of $28,500 per month.


ITEM 3. LEGAL PROCEDINGS

We are not currently party to any litigation proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 20, 2000, the annual meeting of stockholders was held in Dallas, Texas. The stockholders approved, by a vote of 5,632, 980 shares for and 89,634 shares against, with holders of 1,866,703 shares not voting and 37,271 shares abstaining, the proposal to increase the number of shares issuable pursuant to the 1997 Stock Option Plan by 750,000. The stockholders approved, by a vote of 5,669,533 for and 51,842 against, with holders of 1,866,703 not voting and 32,510 abstaining, the reservation of 1,427,076 shares of Common Stock of the Company, for issuance upon the conversion of the Company's Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock. The stockholders elected, by a vote of 7,611,053 shares for and 9,535 shares withheld, Bo W. Lycke, Ward L. Bensen, and Robert H. Brown, Jr., to serve as Class I Directors for a two year period and until their successors are elected and qualified. The stockholders also ratified, by a vote of 7,610,758 shares for, and 6,530 shares against, with holders of 3,300 shares abstaining, the selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com has been traded on the Nasdaq SmallCap Market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" since April 6, 1999. The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq:

                                                          HIGH           LOW
                                                        --------       --------
         1999
         From April 6, 1999 through June 30,1999        $19.125        $ 7.563
         Three months ended September 30, 1999            8.500          4.000
         Three months ended December 31, 1999            12.625          4.000

         2000
         Three months ended March 31, 2000              $11.250        $ 6.500
         Three months ended June 30,2000                  9.500          2.000
         Three months ended September 30, 2000            4.813          1.625
         Three months ended December 31, 2000             3.750          1.063

         2001
         Three months ended March 31, 2001              $ 2.313        $ 1.063

The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on March 30, 2001 was $1.688 per share. As of September 14,2000, there were 2,192 holders of record of the Common Stock.


DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors determines to be relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The financial statements as of, and for the years ended December 31, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. The financial statements as of, and for the year ended December 31, 1998, have been audited by King Griffin & Adamson, P.C., independent auditors.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10-K.

                                                                        Year Ended December 31,
                                                             ---------------------------------------------
                                                                  2000           1999             1998
                                                             -------------   -------------   -------------
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues .................................................   $  1,602,000    $    414,000    $    155,000
                                                             -------------   -------------   -------------
Total operating expenses .................................     19,432,000       8,485,000       4,510,000
                                                             -------------   -------------   -------------
Interest expense - affiliate .............................          6,000         142,000         314,000
Interest expense - bridge debt ...........................              -         967,000               -
Interest income ..........................................       (141,000)       (322,000)         (6,000)
                                                             -------------   -------------   -------------
Net loss .................................................   $(17,695,000)   $ (8,858,000)   $ (4,663,000)
                                                             =============   =============   =============
Loss per weighted average common share outstanding
  (basic and diluted) ....................................   $      (2.16)   $      (1.52)   $      (1.41)
                                                             =============   =============   =============
Weighted average common shares outstanding (basic
  and diluted) ...........................................      8,174,000       5,811,000       3,309,000
                                                             =============   =============   =============


                                                                        Year Ended December 31,
                                                             ---------------------------------------------
                                                                  2000           1999             1998
                                                             -------------   -------------   -------------
BALANCE SHEET DATA:
-------------------
Current assets ...........................................   $  1,562,000    $  7,176,000    $    105,000
Total assets .............................................      2,740,000       8,923,000       1,653,000
Working capital (deficit).................................     (1,012,000)      6,224,000      (1,089,000)
Long-term debt ...........................................              -               -       4,323,000
Accumulated deficit ......................................    (34,303,000)    (16,608,000)     (7,750,000)
Stockholders' equity (deficit) ...........................        166,000       7,971,000      (3,864,000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


IN GENERAL

As of December 31, 2000, we had a working capital deficit of $(1,012,000) and stockholders' equity of $166,000. We generated revenues of $1,602,000 for the year ended December 31, 2000, $414,000 for the year ended December 31, 1999 and $155,000 for the year ended December 31, 1998, incurred net losses since inception and had an accumulated deficit of ($34,303,000) at December 31, 2000. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2000, net cash used in operating activities was $6,737,000.

We are in the early stage of operations and, as a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses increased with the escalation of sales and marketing activities and transaction volumes, but at a much slower rate of increase than the corresponding revenue increase. Research and development reported a significant one-time, non-recurring expense due to delay in development of an asset acquisition made during the year. Accordingly, we believe that, at our current stage of operations period to period comparisons of results of operations are not meaningful.

BRIDGE FINANCING

In February, 1999 we issued $1,000,000 of Series A 12% Subordinated Notes ("Notes") along with 125,000 shares of common stock for proceeds of $892,000 (net of closing fees and cash financing expenses).

The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid from the proceeds of the initial public offering which occurred on April 6, 1999 and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense during the year ended December 31, 1999. Debt issuance costs of $108,000 were also capitalized and amortized over the period the Notes were outstanding, resulting in a charge of $108,000 to interest expense in 1999. Cash interest expense of $9,000 was also recorded for the two month period the Notes were outstanding.

INITIAL PUBLIC OFFERING

On April 6, 1999, we consummated an initial public offering of 2,500,000 shares of common stock at a price of $8.00 per share. The underwriters exercised, in full, the right to sell an additional 375,000 shares under the underwriters' overallotment option on May 21, 1999. The aggregate net proceeds (after deducting the underwriting discount and offering expenses payable by us) were approximately $19.5 million. We repaid from the net proceeds (i) approximately $5,100,000 of outstanding principal and accrued interest on the 9.5% note payable and line of credit facility with American Medical Finance, Inc., a related party, and (ii) approximately$1,000,000 of outstanding principal and accrued interest under the Series A 12% Subordinated Notes.

In connection with the initial public offering, we granted certain employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan of which 27,000 were subject to options granted to non-employees. The options contain exercise prices of between $7.00 and $8.80 per share and expire on the tenth anniversary of the grant. The employee options become exercisable ratably over the first four anniversaries of the grant. The non-employee options were issued for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees require a charge to earnings equal to the imputed value of the options, which is estimated at $5.73 per option using the Black-Scholes valuation method. Therefore, we recognized a one-time expense of $155,000 related to the past services.

We also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employee Director's Plan. The non-employee director options were issued at a price of $8.00 per share. Under the terms as originally granted, options for 50,000 shares of common stock were to vest ratably over the first two anniversaries of the grant, and options for 30,000 shares of common stock were to vest ratably at the end of each three-month period of the option term. On May 21, 1999 the Board of Directors, at the recommendation of the Compensation Committee, voted to modify the vesting period for all outstanding non-employee director options such that the options became fully vested on May 21, 1999. All options expire on the tenth anniversary of the grant. The modification did not result in a charge to earnings as it resulted in a de minimus change in the fair value of the options.

Also in connection with the initial public offering, we issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants, which are fully vested and were issued for past services, resulted in one-time expense of $121,400 based on an estimated value of $6.07 per share using the Black-Scholes valuation method. Therefore, we accrued and recognized a one-time expense of $121,400 related to the issuance of warrants.

In November 1999, we granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Stock Option Plan, of which options for 5,000 shares were granted to a non-employee. The options were issued at an exercise price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant.

In October 2000, upon completion of our annual meeting, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of a share of the outstanding common stock on the date the options were granted.

PRIVATE PLACEMENTS

In August 2000, we completed a private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000. In connection with the financing, we also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 per share for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

In June 2000, we completed a private placement of 1,000,000 shares of common stock for net proceeds of $2,982,000.

In June 2000, we granted certain employees ten-year warrants to purchase 178,250 shares of common stock at a price of $3.00 per share, the market price on the date of grant. They become exercisable in June 2001.

In May 2000, we sold at a price of $3.00 per share, 100,000 shares of common stock to American Medical Finance, Inc., a related party and the owner of record of 381,603 shares of common stock prior to the transaction. Bo W. Lycke, the Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a Director of the Company, and Ward L. Bensen, a Director of the Company, control 71.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc.

In April 2000, we issued 1,200,000 shares valued at $6,376,000 to acquire certain assets from VHx Company. In December 2000, pursuant to provisions of the asset purchase agreement, we withdrew from escrow and returned to our treasury 888,000 shares at a value of $1,415,000, and we issued 244,000 shares valued at $389,000 from treasury stock to JDH, a major creditor, in satisfaction of debt owed by VHx Company.

In the forgoing financing we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933.

PLAN OF OPERATIONS

Our business strategy is as follows:

o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market electronic claims processing and our other services to outpatient healthcare providers, including clinics, hospitals, physicians, HMOs, third party administrators, dentists, and other outpatient service providers;
o to continue to expand our services to include additional transaction processing functions, such as HMO encounter forms, eligibility and referral verifications, patient statements, and other healthcare administrative services, in order to diversify sources of revenue;
o to license our technology for other applications, including stand-alone purposes, Internet systems, private label use, and original equipment manufacturers.

We anticipate that our primary source of revenues will be fees paid by strategic partners for private-label and co-branded licenses and services, fees paid by users for insurance claim and patient statement services, and fees from medical and dental payers for delivering claims electronically. We expect most of our revenues to be recurring in nature.

Our principal operating costs are anticipated to be processing fees for certain transactions, technical and customer support, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues increased 287% to $1,602,000 in 2000 from $414,000 in 1999. Revenues of $523,000 and $87,000, respectively, during 2000 and 1999 are related to percentage of completion revenue recognition of the McKesson Development and Services Agreement and revenues of $1,079,000 and $327,000, respectively during 2000 and 1999, are related to our Internet-based clients. Increased revenues from internet-based clients are attributable to volume and pricing improvements and increased customer interest in the patient statement product. Revenues from recurring revenue sources for 2000 represented 57% of total revenues. Recurring revenues were comprised of $644,000 from transaction-based fees and $273,000 from subscription fees. Revenues from non-recurring sources totaled $162,000 and were related to setup, support, and other fees. Revenues under the McKesson Development and Services Agreement accounted for approximately 43% of 2000 revenues and 21% of 1999 revenues.

Transactions processed by us increased 88% to 5,283,000 in 2000 from 2,809,000 in 1999. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to our services. Additionally, 88% of all transactions were for physician and dental claim submission services and 12% were from patient statement processing. We had 399 accounts processing transactions for 3,696 providers at December 31, 2000 compared with 365 accounts and 3,001 providers at December 31, 1999, representing increases of 9% and 23%, respectively.

Transaction-based revenue averaged $.12 per transaction and $.07 per transaction for the years ended December 31, 2000 and 1999, respectively, representing an increase of 71%. Pricing changes implemented early in the year on certain transactions and the growth in statement transactions contributed to the improvement. We expect the average revenue per transaction to continue to increase in future periods for several reasons. Revenue per transaction for the 2,543,000 commercial electronic claims averaged $.04 during 2000 as compared to 1,649,000 claims which averaged $.02 during 1999. We expect commercial electronic claim prices to increase due to additional payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 1,803,000 Medicare and Medicaid claims averaged $.09 during 2000, compared to 842,000 Medicare and Medicaid claims which averaged $.01 during 1999. This increase resulted from the implementation of a new pricing structure charging a per transaction fee to a broader group of customers. Average revenue per transaction for the 310,000 paper claims was $.48 during the year compared to 287,000 paper claims at $.47 for the prior year. Patient statement volumes increased to 626,000 in 2000 from approximately 30,000 in 1999. Patient statement revenues averaged $.34 per transaction in 2000.

COST OF REVENUES

Cost of revenues were $2,724,000 in 2000 compared to $1,665,000 for the prior year. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $394,000 for the year ended December 31, 2000 compared with $324,000 for 1999, an increase of 22%. Transaction processing expenses were $498,000 in 2000 compared to $208,000 in 1999, representing a 139% increase. Customer support operations expense increased by 62% to $1,832,000 in 2000 from $1,133,000 in 1999, while the number of accounts and providers served at the end of each year increased by 9% and 23%, respectively. The increases in customer support operations expense were primarily attributable to increased staffing.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,087,000 in 2000, compared with $1,005,000 in 1999, representing an increase of 108%. Research and development expenses are comprised of personnel costs and related expenses. No internal use software costs were capitalized in the current year compared to $161,000 capitalized during 1999. Development efforts during 2000 were concentrated on development of the McKesson project started during 1999 and additional development of HealthExchange(TM) products which have not yet reached marketability. Development efforts during 1999 relating to our proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on our centralized operating system. No costs were capitalized for these development efforts. Development costs capitalized during 1999 were related to several internal infrastructure system projects.

SOFTWARE AMORTIZATION

Software amortization expenses decreased 34% to $482,000 in 2000 from $729,000 in 1999. This decrease reflects completion of software development amortization in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $5,297,000 in 2000, compared with $5,086,000 in 1999, an increase of 4%. The $211,000 increase includes a $913,000 increase for other general and administrative expenses, primarily related to salaries and benefits for additional employees and increases in professional and insurance fees. Offsetting this increase were decreases of $380,000 in sales and marketing expenses and $46,000 in technology infrastructure and support expenses and a one-time charge of $276,000 in 1999 for the cost of past services related to the grant of stock options and warrants to non-employees. The sales and marketing decrease primarily reflects reduced marketing efforts during 2000.

OTHER INCOME (EXPENSE)

Interest expense was $6,000 for 2000 compared with $1,109,000 in 1999. Included in the 1999 expense was $850,000 related to amortization of debt discount related to bridge financing, $108,000 related to amortization of deferred financing costs and $9,000 of cash interest at 12% per annum. Interest of $142,000 was paid to affiliates in 1999. Interest income of $141,000 and $322,000 was provided in 2000 and 1999, respectively, from investment of the net proceeds from the April 6, 1999 Initial Public Offering.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues increased 167% to $414,000 in 1999 from $155,000 in 1998. Revenues of $87,000 during 1999 (21% of total revenues) are related to percentage of completion revenue recognition of the McKesson Development and Services Agreement and revenues of $327,000 (79% of revenue) are related to our internet-based clients. Although we provided internet-based services during 1998, there were no related revenues recognized because we waived fees as an introductory promotional offer for our initial clients. Revenues for 1998 were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by us in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to our internet-based system. Nearly all of the Medica business was phased out during 1998. Revenues from recurring revenue sources for 1999 represented 61% of total revenues. Recurring revenues were comprised of $199,000 from transaction-based fees and $53,000 from subscription fees. Revenues from non-recurring sources totaled $75,000 and were related to setup, support, and other fees. Transactions processed by us increased 302% to 2,809,000 in 1999 from 699,000 in 1998, attributable to internal growth in the number of accounts and healthcare providers subscribing to our services. Additionally, 99.1% of all transactions were for physician and dental claim submission services. We had 365 accounts processing transactions for 3,001 providers at December 31, 1999 compared with 175 accounts and 1,364 providers at December 31, 1998, representing increases of 109% and 120%, respectively.

Transaction-based revenue averaged $.07 per transaction for 1999. Revenue per transaction for the 1,649,000 commercial electronic claims averaged $.02 during 1999 and revenue per transaction for the 842,000 Medicare and Medicaid claims averaged $.01for the year. Revenue per transaction for the 287,000 paper claims averaged $.47 during 1999.

We processed approximately 31,000 patient statements during 1999, representing 1% of total transactions during the period.

COST OF REVENUES

Cost of revenues were $1,665,000 in 1999 compared to $649,000 for the prior year. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses were $324,000 for 1999 compared with $114,000 for 1998, an increase of 184%. Transaction processing expenses were $208,000 in 1999 compared to $110,000 in 1998, representing a 89% increase. Customer support operations expense increased by 167% to $1,133,000 in 1999 from $425,000 in 1998, while the number of accounts and providers served at the end of each year increased by 109% and 120%, respectively. The increases in customer support operations expense were primarily attributable to increased staffing.

RESEARCH AND DEVELOPMENT

Research and development expenses were $1,005,000 in 1999, compared with $531,000 in 1998, representing an increase of 89%. Research and development expenses are comprised of personnel costs and related expenses. Internal use software costs of $161,000, all related to several internal infrastructure system projects, were capitalized during 1999 while no costs were capitalized during 1998. Development efforts during both periods relating to our proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on our centralized operating system. No costs were capitalized for these development efforts.

SOFTWARE AMORTIZATION

Software amortization expenses increased 8% to $729,000 in 1999 from $672,000 in 1998 as a result of additional amortization for internal use software costs capitalized in 1999.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $5,086,000 in 1999, compared with $2,658,000 in 1998, an increase of 91%. The $2,428,000 increase includes a $1,413,000 increase in sales and marketing expenses and a $192,000 increase in technology infrastructure and support expenses, both of which are primarily related to personnel costs and related expenses. The sales and marketing increase also reflects marketing efforts during 1999. A one-time charge of $276,000 for the cost of past services related to the grants of stock options and warrants to non-employees contributed to the increase. Other general administrative expenses increased by $547,000, primarily due to increases in office rent, telephone expenses, employee recruiting expenses, outside professional fees, and employment agreement contractual increases.

OTHER INCOME (EXPENSE)

Interest expense was $1,109,000 in 1999 compared with $314,000 in 1998. Included in the 1999 expense was $850,000 of amortization of debt discount related to bridge financing, $108,000 of amortization of deferred financing costs and $9,000 of cash interest at 12% per annum. Interest of $142,000 was paid to affiliates in 1999 and $314,000 in 1998. Interest income of $322,000 in 1999 arose from investment of the net proceeds from the April 6, 1999 initial public offering. Interest income of $6,000 was earned in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $6,737,000 in 2000, compared with $6,451,000 in 1999 and $2,994,000 in 1998. The acquisition of HECOM assets in the second quarter of 2000 was responsible for $10,649,000 of our $17,695,000 net loss. The following table presents HECOM's impact on our consolidated statement of operations:

         Revenue                                                $       58,000
                                                                ---------------

         Cost of revenue                                                21,000
         Research and development                                      944,000
         Purchased research and development
           and write-off of intangible assets                        8,430,000
         Amortization of intangibles                                   412,000
         Selling, general and administrative                           900,000
                                                                ---------------
         Total operating expenses                                   10,707,000
                                                                ---------------
         NET LOSS                                               $   10,649,000
                                                                ===============

The increase in net cash used in operating activities for 1999 from 1998 was primarily due to increased selling, general and administration expenses.

Net cash provided by investing activities was $621,000 in 2000 compared to net cash used in investing activities in 1999 of $5,306,000. Cash was provided by the sale of $3,832,000 marketable securities and collection of employee loans. Primary uses in 2000 consisted of the purchase of $2,978,000 of intangible assets and research and development from the VHx Company, and the purchase of $258,000 in property and equipment.

Net cash provided by financing activities in 2000 was $4,227,000 as a result of sales in: May 2000 of 100,000 shares of common stock to American Medical Finance, Inc. for $300,000; June 2000, in a private placement of 1,000,000 shares of common stock for $3,000,000; and August 2000 of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000. In connection with the financing, we issued warrants to purchase 270,000 shares of common stock at a price of $4.60 per share for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 per share for a period of two years.

Net cash used in investing activities was $5,306,000 in 1999 and $120,000 in 1998. Primary uses in 1999 consisted of the net purchases of $3,832,000 of marketable securities and the purchases of $1,313,000 in property and equipment. In addition, we purchased operating licenses and began implementation for several internal support systems during 1999. In connection with the implementation of such systems, we capitalized $161,000 of internal development.

In March 2001, we entered into the following financing transactions:

(i) a one year loan from American Medical Finance, Inc., a related party, in the amount of $400,000 bearing interest at 9.5% per annum, and

(ii) a private placement of 400,000 shares of common stock at $1.75 per share for net proceeds of $630,000.

On April 12, 2001, we sold 1,514,285 shares of common stock at $1.75 per share to McKesson for net proceeds of $2,650,000, and received a one time contract renegotiation fee of $200,000 as part of an agreement which superseded our October 1999 agreement. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain of our operating requirements and future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which we and McKesson may jointly pursue.

In the forgoing financing we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $899,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 based upon annualized actual results for January and February 2001, adjusted for the effect of the restructured agreement with McKesson, and (ii)$90,000 for capital expenditures. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE FOLLOWING DISCUSSION AND ANALYSIS ABOUT MARKET RISK DISCLOSURES MAY CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH STATEMENTS INCLUDE DECLARATIONS REGARDING OUR INTENT, BELIEF OR CURRENT EXPECTATIONS AND OUR MANAGEMENT AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $889,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 based upon annualized actual results for January and February 2001, adjusted for the effect of the restructured agreement with McKesson, and (ii)$90,000 for capital expenditures. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

We operate in the United States and are not subject to foreign currency fluctuations and run away inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Below is an index of financial statements. The financial statements required by this item begin at page F-1 hereof.
                                                                          Page
                                                                         ------
        Independent Auditors' Report                                      F-1
        Independent Auditors' Report                                      F-2
        Consolidated Balance Sheets - December 31, 2000 and 1999          F-3
        Consolidated Statements of Operations for the Years Ended
          December 31, 2000, 1999 and 1998                                F-4
        Consolidated Statements of Changes in Stockholders'
          Equity (Deficit) for the Years Ended December 31,
          2000, 1999 and 1998                                             F-5
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998                                F-6
        Notes to Consolidated Financial Statements                        F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, inc.

         We have audited the accompanying consolidated balance sheets of Claimsnet.com, inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2000, and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  /S/  Ernst & Young LLP



Dallas, Texas
February 2, 2001, except for Notes A and J as to which the date is April 13, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Claimsnet.com inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of Claimsnet.com, inc. and subsidiary for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Claimsnet.com, inc. and subsidiary for the year ended December 31, 1998 in conformity with generally accepted accounting principles.



                                              /S/ KING GRIFFIN & ADAMSON, P.C.


Dallas, Texas
January 22, 1999

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                               December 31,
                                                           ---------------------
                                                             2000         1999
                                                           ---------   ---------
                                     ASSETS
CURRENT ASSETS
 Cash and equivalents                                      $  1,132    $  3,021
 Marketable securities                                            -       3,832
 Accounts receivable, net of allowance
  for doubtful accounts of $29 and $26
  in 2000 and 1999, respectively                                307          98
 Interest receivable                                              -         100
 Prepaid expenses and other current assets                      123         125
                                                           ---------   ---------
       Total current assets                                   1,562       7,176

EQUIPMENT, FIXTURES AND SOFTWARE
 Computer hardware and software                               1,875       1,617
 Software development costs                                   1,923       1,923
 Furniture and fixtures                                         125         109
 Office equipment                                                25          25
 Leasehold improvements                                           -          31
                                                           ---------   ---------
                                                              3,948       3,705
 Accumulated depreciation and amortization                   (2,770)     (1,983)
                                                           ---------   ---------
   Total equipment, fixtures and software                     1,178       1,722

 OTHER ASSETS                                                     -          25
                                                           ---------   ---------
TOTAL ASSETS                                               $  2,740    $  8,923
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $    163    $    489
   Accrued expenses                                           1,522         463
   Deferred revenues                                            889           -
                                                           ---------   ---------
TOTAL CURRENT LIABILITIES                                     2,574         952

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 4,000,000
     shares authorized, no shares
     issued or outstanding
   Common stock, $.001 par value; 40,000,000
     shares authorized; 8,551,000 shares and
     6,625,000 shares outstanding as of December
     31, 2000 and 1999, respectively                              9           7
   Additional capital                                        35,486      24,572
   Accumulated deficit                                      (34,303)    (16,608)
   Treasury stock, 644,000 shares, at cost                   (1,026)          -
                                                           ---------   ---------
       Total stockholders' equity                               166       7,971
                                                           ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  2,740    $  8,923
                                                           =========   =========

The accompanying notes are an integral part of these consolidated financial statements.


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                           Year Ended December 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
REVENUES                                               $  1,602    $    414    $    155

Cost of revenues                                          2,724       1,665         649
                                                       ---------   ---------   ---------
Gross loss                                               (1,122)     (1,251)       (494)
                                                       ---------   ---------   ---------
OPERATING EXPENSES:
 Research and development                                 2,087       1,005         531
 Purchased research and development and write-off of
  purchased intangibles and other assets                  8,430           -           -
 Amortization of software and intangibles                   894         729         672
 Selling, general and administrative                      5,297       5,086       2,658
                                                       ---------   ---------   ---------
LOSS FROM OPERATIONS                                    (17,830)     (8,071)     (4,355)
                                                       ---------   ---------   ---------
OTHER INCOME (EXPENSE)
 Interest expense-affiliate                                  (6)       (142)       (314)
 Interest expense-bridge debt                                 -        (967)          -
 Interest income                                            141         322           6
                                                       ---------   ---------   ---------
   Total Other Income (Expense)                             135        (787)       (308)
                                                       ---------   ---------   ---------

NET LOSS                                               $(17,695)   $ (8,858)   $ (4,663)
                                                       =========   =========   =========

NET LOSS PER SHARE - BASIC AND DILUTED                 $  (2.16)   $  (1.52)   $  (1.41)
                                                       =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Basic and diluted)                           8,174       5,811       3,309
                                                       =========   =========   =========


 The accompanying notes are an integral part of these consolidated financial statements.


                                        CLAIMSNET.COM INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF CHANGES IN
                                         STOCKHOLDERS' EQUITY (DEFICIT)
                                                 (In Thousands)


                                                                                                           Total
                                               Number of    Common   Additional Accumulated  Treasury   Stockholders'
                                                 Shares      Stock     Capital    Deficit     Stock     Equity (Deficit)
                                               ---------   ---------  ---------  ---------   ---------   ---------

Balances at January 1, 1998                       3,111    $      3   $  1,407   $ (3,087)   $      -    $ (1,677)

Sale of stock for cash                              514           1      2,475          -           -       2,476

Net loss                                              -           -          -     (4,663)          -      (4,663)

                                               ---------   ---------  ---------  ---------   ---------   ---------
Balances at December 31, 1998                     3,625           4      3,882     (7,750)          -      (3,864)
                                               ---------   ---------  ---------  ---------   ---------   ---------

Issuance of common stock with Series A 12%
 Subordinated Notes                                 125           -        850          -           -         850

Non-employee stock option grants                      -           -        155          -           -         155

Issuance of common stock warrants                     -           -        121          -           -         121

Sale of common stock in initial public
 offering                                         2,875           3     19,512          -           -      19,515

Amortization of common stock warrants issued
 in connection with development agreement             -           -         52          -           -          52

Net loss                                              -           -          -     (8,858)          -      (8,858)
                                               ---------   ---------  ---------  ---------   ---------   ---------
Balances at December 31, 1999                     6,625           7     24,572    (16,608)          -       7,971
                                               ---------   ---------  ---------  ---------   ---------   ---------

Sale of common stock                              1,370           1      4,226          -           -       4,227

Issuance of common stock for asset purchase       1,200           1      6,375          -           -       6,376

Return to treasury of stock issued for
 asset purchase                                    (888)          -          -          -      (1,415)     (1,415)

Issuance from treasury of common stock for
 settlement of acquired obligation                  244           -          -          -         389         389

Amortization of deferred sales discount               -           -        313          -           -         313

Net loss                                              -           -          -    (17,695)          -     (17,695)
                                               ---------   ---------  ---------  ---------   ---------   ---------
Balances at December 31, 2000                     8,551    $      9   $ 35,486   $(34,303)   $ (1,026)   $    166
                                               =========   =========  =========  =========   =========   =========


                 The accompanying notes are an integral part of these consolidated financial statements.

                                                           F-5

                                CLAIMSNET.COM INC. AND SUBSIDIARY
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (In Thousands)
                                                                               Year Ended December 31,
                                                                          ---------------------------------
                                                                             2000       1999        1998
                                                                          ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $(17,695)   $ (8,858)   $ (4,663)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                             787         858         707
     Common stock issued for services                                            -         276           -
     Provision for doubtful accounts                                            27          65          34
     Amortization  of intangibles                                              412           -           -
     Purchased research and development and write off of
       purchased intangibles                                                 8,415           -           -
    Write-off of property and equipment                                         15           -           -
     Amortization of debt discount and deferred financing costs                  -         958           -
     Offering costs written off                                                  -           -         412
     Amortization of prepaid sales discount                                    313          52           -
     Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                        (236)       (121)        (62)
       Increase (decrease) in prepaid expenses and other current assets        103        (206)         (9)
       Increase in accounts payable, accrued expenses
        and other current liabilities                                        1,122         525         587
                                                                          ---------   ---------   ---------
  Net cash used in operating activities                                     (6,737)     (6,451)     (2,994)
                                                                          ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                             -      (5,757)          -
   Proceeds from sale of marketable securities                               3,832       1,925           -
   Purchase of intangible assets and research and development               (2,978)          -           -
   Employee loan                                                                25           -         (25)
   Purchase of property and equipment                                         (258)     (1,313)        (95)
   Capitalized cost of internal software development                             -        (161)          -
                                                                          ---------   ---------   ---------
   Net cash provided by (used in) investing activities                         621      (5,306)       (120)
                                                                          ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                                        -         911       1,530
   Payments of notes and line of credit - affiliate                              -      (5,234)          -
   Issuance of Series A 12% Subordinated Notes                                   -         892           -
   Payment of Series A 12% Subordinated Notes                                    -      (1,000)          -
   Payment of contingent notes                                                   -        (350)          -
   Proceeds from issuance of common stock                                    4,227      19,515       2,025
   Payments of deferred offering costs                                           -           -        (792)
                                                                          ---------   ---------   ---------
   Net cash provided by financing activities                                 4,227      14,734       2,763
                                                                          ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                             (1,889)      2,977        (351)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                      3,021          44         395
                                                                          ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF YEAR                                         $  1,132    $  3,021    $     44
                                                                          =========   =========   =========


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In Thousands)

                                                                                Year Ended December 31,
                                                                          ---------------------------------
                                                                            2000        1999         1998
                                                                          ---------   ---------   ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON CASH TRANSACTIONS:

Common stock issued in connection with Series A
12% Subordinated Notes                                                    $      -    $     850   $      -
                                                                          =========   ==========  =========
Conversion of portion of line of credit - affiliate
 to equity                                                                $      -    $       -   $    450
                                                                          =========   ==========  =========
Common stock warrants issued in connection with development
 and services agreement                                                   $      -    $   1,700   $      -
                                                                          =========   ==========  =========

Issuance of common stock for intangible assets and research
 and development                                                          $  6,376    $       -   $      -
                                                                          =========   ==========  =========

Return to treasury of stock issued for asset purchase                     $ (1,415)   $       -   $      -
                                                                          =========   ==========  =========

Issuance from treasury of common stock for settlement of
 acquired obligation                                                      $    389    $       -   $      -
                                                                          =========   ==========  =========



         The accompanying notes are an integral part of these consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE A--ORGANIZATION, BACKGROUND AND LIQUIDITY

Claimsnet.com inc. ("Claimsnet.com" or the "Company") is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the internet.

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

The Company completed an initial public offering in April 1999, for 2,875,000 shares of common stock at $8.00 per share including the underwriter's overallotment of 375,000 shares.

During 2000, the Company made private placements of 1,370,000 shares of common stock at prices between $3.00 and $3.50 per share.

In April 2000, the Company formed a wholly owned subsidiary, HealthExchange.com (HECOM), to purchase certain research and development and other assets from VHx Company. (See Note C)

In March 2001, the Company entered into a twelve-month loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000 bearing interest at 9.5% per annum.

In March 2001, the Company completed the private placement of 400,000 shares of common stock at $1.75 per share for net proceeds of $630,000.

On April 12, 2001, the Company entered into an agreement with McKessonHBOC ("McKesson") that superseded its October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share, for net proceeds of $2,650,000, and paid a one-time contract renegotiation fee of $200,000. The $200,000 payment will be amortized to income over the remaining term of the software license agreement. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain Claimsnet operating requirements and future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which Claimsnet and McKesson may jointly pursue.

The Company has generated losses since inception and has had negative cash flow from operations. Through 2000, the Company generated minimal revenues and relied on an initial public offering, private equity placements, and funding from an affiliate to fund its operations and development activities. In 2001 the Company has acquired additional funding from a one year loan, a private placement of common stock, and a sale to McKesson of shares of common stock in conjunction with a contract restructuring. The Company's business strategy has been refined to focus on existing partnerships and selective growth opportunities with near-term profit potential and long-term benefit in order to improve near-term financial performance.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE A--ORGANIZATION, BACKGROUND AND LIQUIDITY (CONTINUED)

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed funding will be sufficient to satisfy the Company's capital requirements through December 31, 2001. This belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $899,000 and a $500,000 disputed liability which has been accrued and which the Company does not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 based upon annualized actual results for January and February 2001, adjusted for the effect of the restructured agreement with McKesson, and (ii) $90,000 for capital expenditures. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy capital requirements for this period. The Company is currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of the Company's business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying financial statements include the accounts of Claimsnet.com and its subsidiary. All material intercompany accounts and transactions from that date have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of 3 months or less when purchased.

MARKETABLE SECURITIES

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designations as of each balance sheet date. In 1999 the Company classified all investments in debt securities as held-to-maturity because the Company had the positive intent and perceived ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Accounts receivable are considered to be equivalent to market value, as stated net of allowance for doubtful accounts.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs capitalized through December 31, 2000 were $1,923,000. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of 3 years. Amortization expense related to internally developed software totaled $224,000, $649,000 and $629,000 for 2000, 1999 and 1998, respectively.

Management periodically evaluates the recoverability, valuation, and amortization of capitalized software costs to be sold, leased, or otherwise marketed. As part of this review, management considers the expected undiscounted future net cash flows. If they are less than the stated value, capitalized software costs will be written down to fair value.

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $304,000, $141,000 and $57,000 in 2000, 1999 and 1998, respectively.

Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Software purchases of $79,000 in 2000 and $559,000 in 1999, related to software utilized in several of the Company's internal support systems, and internal development costs in 1999 of $161,000 were capitalized in compliance with this Statement.

The software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $258,000, $68,000 and $21,000 in 2000, 1999 and 1998.

Leasehold improvement costs are capitalized and amortized over the remaining lease term. Costs incurred in 2000 and 1999 were $3,000 and $42,000, respectively. Amortization totaled $34,000 and $11,000 in 2000 and 1999, respectively.

INTANGIBLE ASSETS

The purchase price of HECOM assets acquired from VHx in April 2000 (see Note C) was allocated to intangible assets and research and development based upon appraisals provided by an independent valuation firm. The appraisals utilized standard appraisal methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. Intangible assets included trademarks and non-compete agreements. Initial results of the valuation valued intangibles at $3,700,000 and amortization commenced using straight-line method of depreciation, with a four year expected life. Amortization of $412,000 was recorded in 2000 prior to total impairment. Subsequent re-valuations, due to contractual and strategic revisions resulted in a charge for the full impairment of intangibles.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation reserves are provided for the deferred tax assets when realization of the assets is not reasonably assured.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents, representing options and warrants totaling approximately 2,329,000 shares at December 31, 2000 are not included in the diluted loss per share as they would be antidilutive. As such, diluted and basic loss per share are the same.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income
(loss). The Company's comprehensive loss is equal to its net losses for all periods presented.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. The Company provides the supplemental disclosures required by Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation", which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of FAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services", for equity instruments granted to nonemployees.

SEGMENT REPORTING

The Company operated during all periods in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

One customer represented 43% and 21% of the Company's total revenue for 2000 and 1999, respectively. The Company does not generally require collateral. Management provides an allowance for doubtful accounts which reflects its estimate of uncollectible receivables.

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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In management's opinion, Claimsnet's adoption of SFAS 133 will not have a material impact on its financial position or results of operations.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expense totaled $230,000, $579,000 and $99,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

RECLASSIFICATION

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.


NOTE C--HEALTHEXCHANGE ASSET ACQUISITION

On April 18, 2000, Claimsnet.com, through its newly formed, wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company, a Nevada corporation ("VHx"), whereby HECOM acquired selected properties and assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all efforts of VHx to develop products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for
(i) 1,200,000 shares of common stock, par value $.001 per share, which were held in escrow, (ii) the assumption of certain liabilities, and (iii) the cancellation of a $2 million advance owed by VHx to the Company. In addition, the Company issued additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock , stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share (the Preferred Stock).

The Preferred Stock is contingent upon the completion of specified milestones, described below, by March 31, 2001. The Preferred Stock is either (i) cancelled in the event that the milestones are not satisfied or (ii) convertible into common stock in the event that the milestones are satisfied.

The performance milestone for the Series A Preferred Stock is the existence of 1,000,000 lives covered by the business operation attributable to assets acquired. The performance milestone for the Series B Preferred Stock is the recognition of revenue from 6,000,000 member-months attributable to assets acquired. Neither performance milestone was satisfied by March 31, 2001. Therefore, both series of Preferred Stock will be cancelled.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE C--HEALTHEXCHANGE (CONTINUED)

One of the significant assets acquired, an agreement with John Deere Health ("JDH") for development of an Enterprise Care Management System, required the parties to negotiate mutually agreeable business terms for delivery of the system after acceptance of beta testing. The Company and JDH were unable to reach such an agreement. Additionally, the asset purchase agreement contained provisions related to the satisfaction of pre-existing financial obligations due to JDH by VHx within 180 days of the acquisition and also contained certain provisions in the event that such obligations were not satisfied by VHx. VHx was unable to satisfy the JDH obligations within the 180 days. As a result, the Company exercised its rights pursuant to the asset purchase agreement and reclaimed 888,000 of the 1.2 million shares of common stock back into treasury stock. The fair market value of the common shares returned to the Company was $1,415,000 as of the date of the agreement. Contemporaneously, the Company, HECOM, and JDH reached an agreement in December 2000 by which the parties agreed to cancel all pre-existing agreements and JDH agreed to forgive all unpaid obligations in exchange for 244,000 shares of Claimsnet common stock which was valued at $389,000 at the date of the agreement.

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

In November 2000, as a result of revised expectations, the Company reevaluated the HealthExchange asset purchase using the same valuation methodologies and determined that there had been an impairment of the assets acquired. The revised valuation valued the intangible assets acquired at $400,000.

In December 2000, in anticipation of the sluggish growth in potential customers, and future cash requirements to continue product development, the Company decided to postpone further development of the HealthExchange(TM) products and terminate the Atlanta facility. The residual value of intangible assets was written off.

As a result of the revised valuation of intangible assets acquired and the revised agreement and return of escrowed shares described above, the Company recognized charges of $3,288,000 for impairment of assets, $15,000 for write off of fixed assets and a reduction to purchased research and development expense of $1,026,000. Amortization of $412,000 related to the acquisition has been recognized during the twelve months ended December 31, 2000.

The Company and JDH also entered into a separate business agreement whereby the Company will continue to provide limited services to JDH and its clients at fair market value for a period not to exceed eighteen months.

The following table reflects the impact of HECOM upon the Company's current year operations:

        Revenue                                              $       58,000
                                                             ---------------

        Cost of sales                                                21,000
        Research and development                                    944,000
        Purchased research and development
          and write-off of intangible assets                      8,430,000
        Amortization of intangibles                                 412,000
        Selling, general and administrative                         900,000
                                                             ---------------
        Total operating expenses                                 10,707,000
                                                             ---------------
        NET LOSS                                             $   10,649,000
                                                             ===============

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE D--MARKETABLE SECURITIES

Securities classified in 1999 as held-to-maturity debt securities were converted to cash in 2000 to fund operations. Of the $3,832,000 outstanding at December 31, 1999, $2,232,000 matured and $1,600,000 were sold prior to maturity, incurring a $7,000 loss.

NOTE E--INCOME TAXES

There was no provision or benefit for federal or state income taxes for the two years ended December 31, 2000.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:
                                                          December 31,
                                                       2000           1999
                                                   -------------   -------------
Benefit computed at federal statutory rate         $ (6,016,300)   $ (3,012,000)
Permanent differences                                    60,591         167,000
State income tax benefit, net of federal
  tax effect at state statutory rate                   (520,249)       (263,000)
Increase in valuation reserve                         6,475,958       3,108,000
                                                   -------------   -------------
                                                   $         --    $         --
                                                   =============   =============

The components of the deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                       2000           1999
                                                   -------------   -------------
Deferred tax assets:
  Net operating loss carryforwards                 $  9,135,592    $  6,058,525
  Intangible assets                                   3,263,712               -
  Fixed assets                                                -          29,738
  Allowance for doubtful accounts                        10,721           9,871
                                                   -------------   -------------
Total deferred tax assets                            12,410,025       6,098,134
Valuation allowance for deferred tax assets         (12,362,092)     (5,886,134)
                                                   -------------   -------------

Deferred tax liabilities:
  Equipment and fixtures                                (47,933)       (212,000)
                                                   -------------   -------------
Deferred income tax assets, net of
  deferred tax liabilities                         $         --    $         --
                                                   =============   =============

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE E--INCOME TAXES (CONTINUED)

At December 31, 2000, the Company has approximately $24,700,000 of federal net operating loss carryforwards, which begin to expire in 2011. The Company has approximately $24,700,000 of state net operating losses as of December 31, 2000.

At December 31, 2000, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured.

As a result of stock issued during 2000, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company's ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%.

NOTE F--RELATED PARTY TRANSACTIONS

In 2000, American Medical Finance, a related party, acquired 100,000 shares of Claimsnet.com at $3.00 per share. As a result, American Medical Finance owns a total 482,000 shares of the Company's common stock or 5.6% of the outstanding shares at December 31, 2000.

In March 2001, the Company entered into a loan agreement in the amount of $400,000 with American Medical Finance, Inc. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

NOTE G--STOCKHOLDERS' EQUITY

In 2000, the Company sold 1,370,000 shares of common stock in private placement to various investors at prices between $3.00 and $3.50 per share for proceeds of $4,227,000. In connection with the financing, the Company issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

The Company also issued 1,200,000 shares valued at $6,376,000 for the purchase of assets from VHx Company. Subsequent adjustments pursuant to provisions of the asset purchase agreement resulted in the return of 888,000 shares to treasury stock at a value of $1,415,000 and the issuance from treasury stock of 244,000 shares at a value of $389,000 to JDH in forgiveness of all the unpaid obligations of VHx Company to JDH under a development agreement.

In October 2000, upon completion of the Company's annual meeting and pursuant to the terms of the Directors' Plan, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of the common stock on the date the options were granted.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

In June 2000, the Company granted certain employees warrants to purchase 178,250 shares of common stock at $3.00 per share, the market price on the date of grant. The warrants expire on the 10th anniversary of the grant, and become exercisable one year from the grant date.

In 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes (see Note C) along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance. The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid in April 1999 from the proceeds of the initial public offering which occurred on April 6, 1999 and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense. Debt issuance costs of $108,000 were capitalized as deferred financing costs and amortized to interest expense over the period the Notes were outstanding.

In connection with the Company's initial public offering, 2,875,000 shares of common stock were sold in April and May 1999 at a price of $8.00 per share. The net proceeds to the Company (after deducting the underwriting discounts and offering expenses payable by the Company) were approximately $19.5 million. The Company also issued underwriter warrants to purchase an aggregate of 250,000 shares of common stock at a price of $13.20 per share, exercisable between the first and fourth anniversaries of the date of grant.

In connection with the initial public offering, the Company granted employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. Total shares authorized for grant under the 1997 Plan are 1,307,692. The options were granted at prices between $7.00 and $8.80 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four anniversaries of the grant. The non-employee options were granted for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees required a charge to earnings equal to the imputed value of the options as of March 31, 1999, which was estimated at $5.73 per option using the Black-Scholes valuation method and resulted in a one-time expense of $155,000.

The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the Non-Employees and Director's Plan. The non-employee director options were issued with an exercise price of $8.00 per share. In May 1999, the board of directors voted to accelerate the vesting of the directors' option shares from one year to immediate vesting. The Company did not record a charge for the acceleration as it determined the modification resulted in a de minimus change in fair value. All options expire on the tenth anniversary of the date of the grant. Total shares authorized for grant under this Plan are 111,538.

Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and were issued for past services and, therefore, required a charge to earnings equal to the imputed value of the warrants, which was estimated at $6.07 per share using the Black-Scholes valuation method. Therefore, the Company recognized a one-time expense of $121,400 as of March 31, 1999 related to the issuance of warrants.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

In November 1999, the Company granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Stock Option Plan, 5,000 of which were granted to a non-employee. The options provide for an exercise price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant.

In October 1999 Claimsnet.com entered into a Development and Services Agreement (the "Agreement") with McKesson, whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. In connection with the Agreement, the Company issued McKesson a warrant to purchase 819,184 shares of common stock at an exercise price of $7.00 per share. The fair market value of the Company's Common Stock on the date the warrant was granted was $4.25 a share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The imputed value of the warrant, which was estimated at approximately $1,700,000 using the Black-Scholes valuation method, is being amortized ratably over the life of the agreement as a direct reduction of revenues generated by the Agreement. (See Note J-Subsequent Events, for March 2001 restructuring of the agreement.)

During 1998, the Company consummated a private offering of 20 units, each unit consisting of 11,967 shares of common stock, for aggregate gross proceeds of $1,000,000 in the form of $550,000 cash and $450,000 debt cancellation related to a portion of the line of a credit-affiliate. Also, during the period from July to October 1998, the Company consummated an additional private offering of
29.5 units, each unit consisting of 9,295 shares of the Company's common stock for aggregate gross proceeds of $1,475,000.

In July 1998, the Company issued warrants to acquire an aggregate of 11,154 shares of common stock to a non-employee. Such warrants are exercisable for a period of four years commencing one year following the initial public offering at a price per share equal to 110% of the initial public offering price of $8.00 per share.

STOCK BASED COMPENSATION ARRANGEMENTS

The Company's 1997 stock option plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 1,307,692 shares of common stock. The options are to be issued at fair market value, as defined, and generally vest 25% each year from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire on termination of employment.

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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the stock option activity related to the Company:

                                              NUMBER OF     PER SHARE   WEIGHTED AVERAGE
                                               SHARES       EXERCISE     EXERCISE PRICE
                                            ------------   ------------   ------------
Outstanding options-January 1, 1999                   -    $         -    $         -
    Granted                                     562,500      7.00-8.80           8.03
    Cancelled                                   (41,500)          8.00           8.00
                                            ------------   ------------   ------------
Outstanding options-December 31, 1999           521,000      7.00-8.80           8.03
    Granted                                     220,000      2.38-8.00           7.36
    Expired                                    (213,462)     7.00-8.00           7.44
                                            ------------   ------------   ------------
Outstanding options-December 31, 2000           527,538    $ 2.38-8.80    $      7.67
                                            ============   ============   ============
Options exercisable-December 31, 2000           150,463    $ 7.00-8.80    $      7.94
                                            ============   ============   ============

Outstanding options as of December 31, 2000, had a weighted average remaining contractual life of approximately 8.7 years and a weighted average fair value at issuance of $4.66 based on the Black-Scholes value method. Options available for grant under the Company's 1997 Stock Option Plan at December 31, 2000, were 885,154, and under the Company's Directors' Plan were 6,538.


The following table summarizes the warrant activity related to employee grants:

                                                   NUMBER OF     PER SHARE   WEIGHTED AVERAGE
                                                    SHARES       EXERCISE     EXERCISE PRICE
                                                 ------------   ------------   ------------
Outstanding employee warrants-January 1, 2000              -              -              -
    Granted                                          178,250    $      3.00    $      3.00
    Expired                                          (33,800)          3.00           3.00
                                                 ------------   ------------   ------------
Outstanding employee warrants-December 31, 2000      144,450    $      3.00    $      3.00
                                                 ============   ============   ============
Employee warrants exercisable-December 31, 2000            -              -              -
                                                 ============   ============   ============

Outstanding employee warrants as of December 31,2000, had a weighted average contractual life of approximately 9.4 years and a weighted average fair value at issuance of $2.53 based on the Black-Scholes value method.

SFAS No. 123 requires the disclosure of pro forma net loss and net loss per share as if the Company had adopted the fair value method since inception. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, four years; risk free rate of
5.64 to 7 percent; no dividends during the expected term; and a volatility of
0.8 to 1.355. If the computed values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net loss would have been $17,226,000 ($2.11 per basic and diluted share) for the year ended December 31, 2000 and $9,200,000 ($1.58 per basic and diluted share) for the year ended December 31, 1999.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE H--COMMITMENTS AND CONTINGENCIES

The Company leases office space under a lease agreement that expires on December 31, 2001. Rent expense totaled $492,000, $248,000 and $116,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Rent expense commitments for the year ended December 31, 2001 are $193,000.

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE I--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. The Company has made no contributions to the plan through December 31, 2000.


NOTE J--SUBSEQUENT EVENTS

In January 2001, the Company unveiled a refined business strategy focused on existing partnerships and selective growth opportunities with near-term profit potential and long-term benefit in order to improve near-term financial performance and preserve capital. The Company's new business plan does not allocate resources for the additional development of the HealthExchange(TM) product at this time.

In January 2001, the Company granted employees options to purchase an aggregate of 385,500 shares of common stock under the 1997 Stock Option Plan. The options were issued at a price of $1.25 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest on the first anniversary of the grant.

In March 2001, the Company entered into a loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

In March 2001, the Company completed the private placement of 400,000 shares of common stock at $1.75 per share for net proceeds of $630,000.

On April 12, 2001, the Company entered into an agreement with McKesson which superseded the October 1999 Agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, and paid a one-time contract renegotiation fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain Claimsnet operating requirements and future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which Claimsnet and McKesson may jointly pursue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

On August 10, 1999 we discontinued the engagement of King Griffin & Adamson P.C., which served as our independent auditors since 1996. The report issued by King Griffin & Adamson P.C. on our financial statements for the year ended December 31, 1998 did not contain an adverse opinion nor a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Based on the recommendation of our Audit Committee of the Board of Directors, the Board approved the decision to change independent auditors. In connection with its audit for the year ended December 31, 1998 and through August 10, 1999, there were no disagreements with King Griffin & Adamson P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of King Griffin & Adamson P.C., would have caused King Griffin & Adamson P.C. to make reference thereto in their Report on the financial statements for such years or such interim periods. King Griffin & Adamson P.C. furnished us with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated August 16, 1999, is filed as Exhibit 16.1 to our Report on Form 8-K, dated August 10, 1999.

We engaged Ernst & Young LLP as our new independent auditors as of August 10, 1999. Our Board of Directors approved the engagement on May 21, 1999. Through August 10, 1999, we verbally consulted with Ernst & Young LLP only regarding issues related to 1999 matters and, specifically, to matters related to a bridge financing transaction, matters related to the issuance of stock options and stock warrants to non-employees, and general matters related to the presentation of interim financial results. The recommendations of Ernst & Young LLP were adopted by us and disclosed in our Reports on Form 10-Q dated May 17, 1999 and August 16,1999. The previous independent auditors were verbally consulted on the matter related to a bridge financing transaction and were not in disagreement with the views of management and Ernst & Young LLP. We had allowed Ernst & Young LLP to review the aforementioned Report on Form 8-K before it was filed with the Commission. Ernst & Young LLP has not furnished us with a letter containing any new information, clarification, or disagreement with the information set forth herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME                                 AGE                POSITION
---------                           ------            --------------
Bo W. Lycke .....................     55          Chairman of the Board of Directors, President,
                                                   Chief Executive Officer, and Class I Director
Paul W. Miller  .................     44          Senior Vice President, Chief Operating Officer,
                                                   and Chief Financial Officer
Patricia Davis ..................     45          Vice President of Business Development
Abbas R. Kafi  ..................     48          Vice President of Information Systems
Ward L. Bensen  .................     58          Class I Director, Treasurer
Robert H. Brown, Jr .............     47          Class I Director
Sture Hedlund ...................     62          Class II Director
John C. Willems, III ............     45          Class II Director
Wescott W. Price, III ...........     61          Class II Director

The following is certain summary information with respect to our executive officers and directors.

BO W. LYCKE has served as our Chairman of the Board of Directors, President, and Chief Executive Officer since our inception. In 1990, Mr. Lycke founded American Medical Finance for the purpose of financing and processing medical accounts receivable and, since such time, has served as the Chairman of the Board of Directors thereof. During the period from 1983 to 1990, Mr. Lycke was involved in a variety of entrepreneurial undertakings in the fields of satellite antenna manufacturing, precious metal scrap recovery, and independent radio programming production. He also has extensive experience as a director of several private companies. In 1972, Mr. Lycke founded, and from 1973 to 1983, was president and director, of Scanoil, Inc., a company engaged in domestic and international oil futures trading, as well as chartering and operating ocean-going oil tankers. From 1971 to 1983 Mr. Lycke also served as a President and director of various domestic operating subsidiaries of the Volvo Automotive/Beijer Group, the indirect owner of Scanoil, Inc.

PAUL W. MILLER is a Certified Public Accountant and has served as our Chief Operating Officer since October 2000 and Chief Financial Officer since November 1997. From September 1995 to October 1997, Mr. Miller served as Chief Financial Officer and Vice President of Quality Management Services for Sweetwater Health Enterprises, Inc., a NCQA accredited credentials verification organization and commercial software firm serving the managed healthcare industry. From April 1991 to May 1995, Mr. Miller served as Chief Financial Officer and Secretary of Quantra Corporation, formerly, Melson Technologies, an information systems company serving the commercial real estate industry. From January 1984 to February 1991, Mr. Miller held a variety of financial and operations management positions in the independent clinical laboratory industry with SmithKline Beecham Clinical Laboratories, Inc. and Nichols Institute Laboratories North Texas, Ltd. Mr. Miller began his career in 1978 in the audit division of Arthur Andersen & Company.

PATRICIA DAVIS has served as our Senior Vice President of Business Development and joined us in October 1999. She has over 15 years of health industry management experience. From December 1996 to September 1999 Ms. Davis was the director of quality management services for Caredata.com, a leading healthcare intelligence provider and Internet content destination. From November 1993 to November 1996, Ms. Davis was the region sales/service manager for Quest Diagnostics, one of the leading clinical and research development laboratories. Prior to Quest Diagnostics, Ms. Davis held positions managing operations, client services, sales and multi-site information systems for several of the largest companies in the $35 billion clinical laboratory industry, including Nichols Institute and SmithKline Beecham Clinical Laboratories. Ms. Davis began her career in 1980 at International Clinical Laboratories.

ABBAS R. KAFI has served as our Chief Technology Officer since August 2000 and was our Vice President of Information Systems from July 1998 until August 2000. Mr. Kafi has over 17 years of software development and information systems management experience. From August 1996 to July 1998 Mr. Kafi served as Senior Director, Business Systems Development and Operations for Citizens Communications, Inc. in Dallas, Texas, where he was responsible for supporting services for 1.2 million customers nationwide. From September 1995 to August 1996, Mr. Kafi served as Executive Director of Information Technology for PrimeCo Personal Communications, L.P., Dallas, Texas, during its start up period. At PrimeCo, Mr. Kafi was responsible for designing, developing, and implementing a state of the art client/server environment capable of supporting
4.0 million subscribers nationwide. Mr. Kafi's prior experience includes software development and management positions with Value-Added Communication, USDATA Corporation, Harris Corporation, and American Micro Products.

WARD L. BENSEN has been a director since April 1996 and has served as our Treasurer since inception. He has served as a director, and since June 1994, as Senior Vice President of American Medical Finance where he is primarily responsible for its marketing efforts in the western United States and receivables acquisitions nationwide. From March 1993 until September 1993, Mr. Bensen was Vice President of Investment, and marketed investment programs for both Prudential Securities and Shearson Lehman Brothers, and, from 1991 to 1993, provided specialized investment banking services as a partner of John Casey and Associates, a contract wholesale securities marketing firm. From 1984 to 1991, he served as Division Vice President for Jones International Securities and prior thereto, held various positions with Shearson American Express, The Safeco Insurance Co. and Procter & Gamble.

ROBERT H. BROWN, JR. has served as a director of our Company since April 1996 and had been a director of American Medical Finance since 1990. Since January 1999, Mr. Brown has served as President and Chief Executive Officer of Frost Securities, Inc. From July 1998 to January 1999, Mr. Brown served as President and Chief Executive Officer of RHB Capital, LLC, a Dallas-based private investment firm. From 1990 to 1998, Mr. Brown was employed by Dain Rauscher, Inc., a regional investment banking and brokerage firm, as an Executive Vice President. Mr. Brown was Senior Vice President of TM Capital Corporation during 1989. From 1985 to 1989, Mr. Brown was a Vice President of Thompson McKinnon Securities, where he was responsible for all corporate finance activities in the southwestern United States. Mr. Brown also serves as a director of Emerson Radio Inc.

STURE HEDLUND has served as a director of our Company since 1998. Since January 1987, Mr. Hedlund has also served as Chairman of the board of directors of Scandinavian Merchant Group AB, a Swedish corporation engaged in venture capital investing. From 1993 to April 5, 2001, Mr. Hedlund served as a director of Ortivus AB, a public company engaged in the business of medical technology, and was a director of Ortivus Medical AB, a subsidiary of Ortivus AB, engaged in the manufacture of heart monitoring devices.

JOHN C. WILLEMS, III has served as a director of our Company since 1998 and has been our legal counsel since April 1996. Since September 1993, Mr. Willems has been an attorney with the law firm of McKinley, Ringer & Zeiger, PC, in Dallas, Texas, practicing in the area of business law. From January 1992 to August 1993, Mr. Willems was an attorney in the law firm of Settle & Pou, PC, also located in Dallas, Texas.

WESTCOTT W. PRICE, III has served as a director of our Company since April 1999. Mr. Price is the former President, Chief Executive Officer and Vice Chairman of the board of directors of FHP International Corporation ("FHP"), a publicly-held managed healthcare company. During his fifteen-year tenure at FHP, it's annual revenues grew from under $50 million to over $4 billion. In February 1997, FHP was acquired for $2.1 billion. Before joining FHP in 1981, Mr. Price served as President and Chief Executive Officer of Wm. Flaggs, Inc., a restaurant chain. From 1970 to 1973, Mr. Price was the Chief Operating Officer of California Medical Centers, a publicly-held long-term care and retail pharmacy-operating company in Los Angeles. Mr. Price has in the past served on various boards, including Health Maintenance Life Insurance Company and Talbert Medical Management Company, a physician practice management company with revenues of $460 million. He currently serves as a director of Scripps Health, a non-profit hospital operating company, and of StorComm, Inc., as well as other private companies. Mr. Price is a member of the Advisory Board for the School of Medicine at the University of California-Irvine.

STRUCTURE OF THE BOARD OF DIRECTORS

The board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The board of directors currently consists of three members in class I and three members in class II. The Class I directors currently are Messrs. Lycke, Bensen, and Brown, whose terms of expire at the 2002 annual meeting of stockholders. The Class II directors currently are Messrs. Hedlund, Price, and Willems, whose terms expire at the 2001 annual meeting of stockholders. Each class is elected for a term of two years.

There are no family relationships among our directors and executive officers.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2000, 1999 and 1998 by the chief executive officer and each of the other most highly compensated executive officers of our Company who received compensation of at least $100,000 during the year ended December 31, 2000.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION                                                  YEAR         SALARY            BONUS
---------------------------                                                -------      -----------       ----------
Bo W. Lycke ..............................................................   2000       $  263,173        $  11,891
  Chairman of the Board of Directors, President, and Chief                   1999          258,390                -
  Executive Officer                                                          1998          108,333                -
Terry A. Lee(1) ..........................................................   2000          231,729            3,868
  Former Executive Vice President and Chief Operating Officer                1999          140,865           15,000
                                                                             1998          125,000                -
Paul W. Miller(2) ........................................................   2000          130,192            7,723
  Senior Vice President, Chief Operating Officer, and Chief                  1999          106,345           31,487
  Financial Officer                                                          1998          100,000           20,000
Abbas R. Kafi ............................................................   2000          139,462            2,759
  Senior Vice President and Chief Technology Officer                         1999          125,000           15,512
                                                                             1998           55,288                -
Patricia Davis(3) ........................................................   2000          109,680            3,482
  Senior Vice President of Sales and Operations                              1999           19,961              850

(1) Mr. Lee served as Executive Vice President and Chief Operating Officer from September 1997 to June 2000. Mr. Lee's salary for the year ended December 31, 2000 includes $162,500 pursuant to a severance agreement.
(2)      Mr. Miller was appointed Chief Operating Officer in October 2000.
(3)      Ms. Davis joined us in October 1999.

DIRECTOR COMPENSATION

During the year ended December 31, 2000, directors received no compensation for their services other than reimbursement of expenses relating to attending meetings of the board of directors.

DIRECTORS' STOCK OPTION PLAN (THE "DIRECTORS' PLAN")

In April 1998, we adopted the Directors' Plan to tie the compensation of outside (non-employee) directors to future potential growth in our earnings, and encourage them to remain on our board of directors, to provide them with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, and to align their interests through the opportunity for increased stock ownership, with the interests of our stockholders. Only outside directors are eligible to receive options under the Directors' Plan.

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

In April 1999, upon the closing of the initial public offering, options exercisable for an aggregate of 80,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $8.00 was not less than the fair market value of a share of the issued common stock on the date the options were granted. The options became fully vested in May 1999.

In October 2000, upon completion of our annual meeting, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of a share of the outstanding common stock on the date the options were granted.

The period for exercising an option ends ten years from the date the option is granted. With the exception of those options issued in April 1999 which were fully exercisable in May 1999, fifty percent of the options granted become exercisable on the first anniversary of the date of grant with the remainder becoming exercisable on the second anniversary of the date of grant. During the period an option is exercisable, the option holder may pay the purchase price for the share subject to the option in cash or, under some circumstances, make this payment by surrender of shares of common stock, valued at their then fair market value on the date of exercise, or by a combination of cash and shares.

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan.

Unless earlier terminated, the Directors' Plan will terminate on December 31, 2007.

EMPLOYMENT AGREEMENTS

In April 1997, we entered into an employment agreement with Mr. Lycke providing that, commencing with the public offering on April 6, 1999 and expiring on December 31, 2002, Mr. Lycke will serve as our Chairman of the board of directors, President, and Chief Executive Officer at a base salary equal to $250,000, increasing by 5% per annum subject to increase by the board of directors, and any bonuses as may be determined by the board of are directors. In the event of a change in control of our Company, as defined in the employment agreement, all options previously granted to Mr. Lycke which are unvested automatically vest immediately. Upon a termination of Mr. Lycke's employment following a change in control, unless Mr. Lycke voluntarily terminates his employment for other than listed reasons described in the employment agreement, we are required to pay Mr. Lycke a lump sum severance payment equal to one-half his then current annual salary. In addition, if Mr. Lycke's employment is terminated (1) upon his death, (2) by us due to disability, (3) by us without cause, or (4) by Mr. Lycke upon our default or an unremedied adverse change in duties, as defined in the agreement, we are required to pay Mr. Lycke a lump sum severance payment equal to the balance of his salary for the remainder of the term computed at the then current annual rate. Mr. Lycke may terminate his employment at any time upon at least 30 days written notice to us. Upon the termination of such agreement, Mr. Lycke is subject to a non-compete, non-disturbance, and non-interference provisions for one year.

In September 1996, we entered into an employment agreement, which was amended in March 1997, March 1998 and June 1999, with Mr. Lee, then our Executive Vice President and Chief Operating Officer, providing that, for an initial term of two years subject to annual extension, Mr. Lee will devote his full business time and efforts to our Company for a base salary per annum of $150,000 plus bonus for achieving designated milestones. In addition and according to this agreement, Mr. Lee was issued 46,385 shares of common stock on March 26, 1997. Mr. Lee was entitled to participate in insurance and other benefit plans established by us for our employees. In January 1998, Mr. Lee was granted an option to purchase an aggregate of 109,189 shares of common stock at a price of $3.89 per share from Messrs. Lycke and Brown and American Medical Finance. In June 2000, pursuant to a severance agreement with Mr. Lee, Mr. Lee resigned as an executive officer and member of the board of directors and provided us a general release related to his employment. He received severance of $162,500 and a general release. Mr. Lee was restricted from competing with us for a period of six months from termination.

1997 STOCK OPTION PLAN

In April 1997, our board of directors and stockholders adopted the 1997 Plan. The 1997 Plan provides for the grant of options to purchase up to 1,307,692 shares of common stock to our employees, officers, directors, and consultants. Options may be either "incentive stock options" or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to our employees.

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

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent exercisable at the time of termination, unless otherwise determined by the board of directors. Upon termination of employment or engagement of an optionee by reason of death or permanent and total disability, the optionee's incentive stock options remain exercisable for one year to the extent the options were exercisable on the date of such termination. Options may not be granted under the 1997 Plan beyond a date ten years from the effective date of the 1997 Plan. Subject to some exceptions, holders of incentive stock options granted under the 1997 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 1997 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1997 Plan.

The following table summarizes the stock option activity related to the Company:
                                              NUMBER OF     PER SHARE   WEIGHTED AVERAGE
                                               SHARES       EXERCISE     EXERCISE PRICE
                                            ------------   ------------   ------------
Outstanding options-January 1, 1999                   -    $         -    $         -
    Granted                                     562,500      7.00-8.80           8.03
    Cancelled                                   (41,500)          8.00           8.00
                                            ------------   ------------   ------------
Outstanding options-December 31, 1999           521,000      7.00-8.80           8.03
    Granted                                     220,000      2.38-8.00           7.36
    Expired                                    (213,462)     7.00-8.00           7.44
                                            ------------   ------------   ------------
Outstanding options-December 31, 2000           527,538    $ 2.38-8.80    $      7.67
                                            ============   ============   ============
Options exercisable-December 31, 2000           150,463    $ 7.00-8.80    $      7.94
                                            ============   ============   ============

Outstanding options as of December 31, 2000, had a weighted average remaining contractual life of approximately 8.7 years and a weighted average fair value at issuance of $4.66 based on the Black-Scholes value method.

The following table summarizes the warrant activity related to employee grants:

                                                   NUMBER OF     PER SHARE   WEIGHTED AVERAGE
                                                    SHARES       EXERCISE     EXERCISE PRICE
                                                 ------------   ------------   ------------

Outstanding employee warrants-January 1, 2000
    Granted                                          178,250    $      3.00    $      3.00
    Expired                                          (33,800)          3.00           3.00
                                                 ------------   ------------   ------------
Outstanding employee warrants-December 31, 2000      144,450    $      3.00    $      3.00
                                                 ============   ============   ============
Employee warrants exercisable-December 31, 2000            -              -              -
                                                 ============   ============   ============


Outstanding employee warrants as of December 31,2000, had a weighted average contractual life of approximately 9.4 years and a weighted average fair value at issuance of $2.53 based on the Black-Scholes value method.

No options or warrants were exercised during 2000. The following table sets forth information with respect to options and warrants granted during 2000 to the individuals set forth in the Summary Compensation Table above:


                                                INDIVIDUAL GRANTS

                  Number of     % of Total                                     Potential Realizable
                  Securities    Options and                                   Value at Assumed Annual
                  Underlying      Warrants                                     Rates of Stock Price
                  Options and    Granted to     Exercise                      Appreciation for Option    Alternative
                  Warrants      Employees in     Price                          or Warrant Term (1)      Grant Date
    Name          Granted       Fiscal Year    ($/Share)    Expiration Date       5%         10%         Value (2)
--------------------------------------------------------------------------------------------------------------------
Bo W. Lycke        22,500          6.0%        $   3.00       June 2, 2010     $ 42,450   $107,578       $       -

Terry A. Lee            -            -               -                   -            -          -               -

Paul W. Miller     12,000          3.2             3.00       June 2, 2010       22,640     57,375               -

Abbas R. Kafi      20,000          5.4             8.00     April 18, 2010      100,623    255,000               -
                   12,000          3.2             3.00       June 2, 2010       22,640     57,375               -

Patricia Davis     12,000          3.2             3.00       June 2, 2010       22,640     57,375               -



(1) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option spreads" that would exist for the options or warrants granted, based on the assumed rates of annually compounded stock price appreciation of 5% and 10% from the date the option or warrant was granted over the full option or warrant term, without adjustment for the present valuation of such potential future option or warrant spread.

(2) The alternative grant date value is based upon the actuarial value of the options at the date of grant as estimated using the Black-Sholes method.

Our calculations for employee grants were made using a Black Scholes valuation model using the following average assumption: expected life, four years; risk free rate of 5.64 to 7%; no dividends during the expected term; and a volatility of 0.8 to 1.355.

We account for our stock based awards to employees using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees," and its related interpretations.

DIRECTORS' LIMITATION OF LIABILITY

Our certificate of incorporation and by-laws include provisions to (1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts, or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General Corporation Law, or for any transaction from which the director derived an improper personal benefit. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.

We provide directors and officers liability insurance coverage of $10,000,000.

Insofar as indemnification for liability arising under the Securities Act may be permitted to our directors, officers, and controlling persons as stated in the foregoing provisions or otherwise, we have been advised that, in the opinion of the Commission, this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2000,

o each person who is known by us to be the beneficial owner of more than 5% of the outstanding common stock,
o each director and each of our executive officers, named in the compensation table under Item 11,
o        all our directors and executive officers as a group, and
o the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of December 31, 2000.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 12801 N. Central Expressway, Suite 1515, Dallas, Texas 75243.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

                                                      SHARES BENEFICIALLY OWNED
                                                      -------------------------

NAME AND ADDRESS                                      NUMBER OF       PERCENT
OF BENEFICIAL OWNER                                     SHARES         OWNED
----------------------------------                    ----------     ----------
Bo W. Lycke (1) (2) (6) ............................  1,737,993           20.3%
Terry A. Lee (6) (12) ..............................    160,573            1.9
Paul W. Miller (5) .................................     14,100              *
Abbas R. Kafi  (8) .................................      3,000              *
Ward L. Bensen (1) (3) .............................    701,904            8.2
Robert H. Brown, Jr. (1) (4) (6) ...................    802,354            9.4
Sture Hedlund (7) ..................................    117,008            1.4
John C. Willems, III (9) ...........................     14,277              *
Westcott W. Price III (10) .........................     55,000              *
Patricia Davis (11) ................................      2,100              *
American Medical Finance ...........................    481,603            5.6
12801 N. Central Expressway
Suite 1515, Dallas, Texas 75243
McKesson HBOC, Inc. (14)............................    819,184            9.6
One Post Street
San Francisco, California 94104
Sinclair Restructuring Fund ........................  1,000,000           11.7
One Post Street
San Francisco, California 94104
All our directors and executive officers as a
group (10) persons) (13) ...........................  2,416,638           29.0

*        Less than one percent.
(1) Includes 481,603 shares of common stock owned of record by American Medical Finance, 16,333 shares of which are subject to an option it granted to Terry A. Lee. Mr. Lycke serves as the Chairman of the Board of Directors of American Medical Finance. Messrs. Lycke, Bensen, and Brown are stockholders of American Medical Finance owning 71.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance, respectively. Therefore, Messrs. Lycke, Bensen, and Brown may be deemed to beneficially own the shares of common stock owned by American Medical Finance.
(2) Consists of 1,246,390 shares of common stock owned of record by Mr. Lycke, 74,325 shares of which are subject to an option he granted to Terry A. Lee, 10,000 shares which Mr. Lycke has the right to acquire, and 481,603 shares of Common Stock owned of record by American Medical Finance.
(3) Consists of 195,301 shares of common stock owned of record by Mr. Bensen, 25,000 shares which Mr. Bensen has the right to acquire, and 481,603 shares of common stock owned of record by American Medical Finance.
(4) Consists of 310,751 shares of common stock owned of record by Mr. Brown, 18,531 shares of which are subject to an option he granted to Terry A. Lee, 10,000 shares which Mr. Brown has the right to acquire, and 481,603 shares of common stock owned of record by American Medical Finance.
(5) Consists of 1,600 shares of common stock owned of record by Mr. Miller and 12,500 shares which Mr. Miller has the right to acquire.
(6) Includes options granted by Bo Lycke, Robert H. Brown, Jr. and American Medical Finance to Terry A. Lee to purchase an aggregate of 109,189 shares of common stock at an exercise price of $3.88 per share.
(7) Consists of 82,157 shares of common stock owned of record by Mr. Hedlund, 12,884 shares of common stock owned by Scandinavian Export Services, AB and 11,967 shares of common stock owned by Scandinavian Merchant Group, AB, and 10,000 shares which Mr. Hedlund has the right to acquire.
(8)      Consists of 3,000 shares which Mr. Kafi has the right to acquire.
(9) Consists of 9,277 shares of common stock owned of record by Mr. Willems and 5,000 shares which Mr. Willems has the right to acquire.
(10) Consists of 25,000 shares of common stock owned of record by Mr. Price and 30,000 shares which Mr. Price has the right to acquire.
(11) Consists of 100 shares of common stock owned of record by Ms. Davis and 2,000 shares which Ms. Davis has the right to acquire.
(12) Consists of 46,384 shares of common stock owned of record by Mr. Lee, 5,000 shares which Mr. Lee has the right to acquire from the Company and 109,189 shares which Mr. Lee has the right to acquire from Mr. Lycke, Mr. Brown and American Medical Finance.
(13) Includes an aggregate of 115,275 shares which they have a right to acquire.
(14)     Consists of 819,184 shares which they have a right to acquire.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, our Chairman of the Board, President, and Chief Executive Officer, Ward L. Bensen, a Director, and Robert H. Brown, Jr., a Director, are, respectively, the Chairman of the Board, a Director and Senior Vice President, and a Director, and owners, respectively, of 71.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance. They devoted minimal time to winding up the business and affairs of American Medical Finance for approximately three months following the initial public offering.

On July 31, 1996, we acquired all of the Internet software, licenses, intellectual property rights, and technology developed by American Medical Finance in exchange for a promissory note in the amount of $3,740,000. On September 19, 1997, American Medical Finance reduced the principal amount of the note to $2,000,000 and contributed the remaining $1,740,000 in principal amount of this note to our capital. The note accrued interest of 9.50% per annum and was collateralized by all of our Internet software, intellectual property rights, Internet technology and technology rights, including software development costs. We utilized a portion of the net proceeds of the April 6, 1999 initial public offering to satisfy this obligation.

Upon the consummation of the acquisition transaction with American Medical Finance, it agreed to provide us with a credit line of up to $2,000,000 to facilitate additional development of our services and technology. During June 1998, American Medical Finance purchased nine units in our private placement, each unit consisting of 11,967 shares of common stock, or an aggregate of 107,704 shares. As consideration for the purchase, American Medical Finance cancelled $450,000 of the principal balance then outstanding under the credit line. Part of the proceeds of the initial public offering was used to repay the outstanding principal of $2,254,000 of the line of credit and $273,000 of accrued interest.

In March 2001, we borrowed $400,000 pursuant to a loan agreement with American Medical Finance, Inc. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

All future transactions between us and our officers, directors, and 5% stockholders will be on terms no less favorable to us than can be obtained from unaffiliated third parties and will be approved by a majority of our independent and disinterested directors.

                                            PART IV

ITEM 14. EXHIBITS

The following exhibits are filed herewith:

2.1* Asset purchase agreement, dated as of March 23, 2000, related to the acquisition of VHX.

3.1**        Certificate of Incorporation

3.1(a)**     Form of Certificate of Amendment to Certificate of Incorporation

3.2**        Bylaws, as amended

4.1**        Form of warrant issued to Cruttenden Roth Inc.

4.2**        Form of Common Stock Certificate

10.1** Employment Agreement, dated as of April 8, 1997 between Claimsnet.com inc. and Bo W. Lycke

10.2**       1997 Stock Option Plan, as amended through October 19, 2000

10.2(a)      Amendment dated October 20, 2000 to 1997 Stock Option Plan

10.3**       Form of Indemnification Agreement

10.4** Agreement and Plan of Merger, dated June 2, 1997, among Claimsnet.com inc. (formerly, American NET Claims), ANC Holdings, Inc., Medica Systems, Inc., and the stockholders of Medica Systems Inc.

10.5*** Employment Agreement, dated as of September 17, 1996, between Claimsnet.com inc. and Terry A. Lee, as amended as of March 26, 1997, April 6, 1998 and June 7, 1999.

10.5(a)****  Severance Agreement with Mr. Lee

10.6** Service Agreement, dated August 5, 1997, between American Medical Finance and Claimsnet.com inc.

10.7** Form of Agreement, dated September 14, 1998, between Claimsnet.com and BlueCross BlueShield of Louisiana

10.8**       Form of Non-Employee Director's Plan

10.10*****   Development and Services Agreement, dated April 12,2001, between
             Claimsnet.com and McKesson/HBOC superseding October 1999 Agreement.

10.11*****   Agreement dated March 9, 2001 between Claimsnet.com and American
             Medical Finance related to $400,000 loan

16.1** Letter from King Griffin & Adamson P.C. as to change in certifying accountant to Ernst & Young LLC, dated August 16, 1999 and filed on Form 8K.
-----------------

* Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K, dated March 23, 2000.

** Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

*** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 1999.

**** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated June 28, 2000.

*****        To be filed by amendment.

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

CLAIMSNET.COM INC.
(Registrant)

By:       /s/ Bo W. Lycke
          -----------------------------
          Bo W. Lycke
          President and
          Chief Executive Officer, on
          behalf of the Registrant


By:       /s/ Paul W. Miller
          -----------------------------
          Paul W. Miller
          Chief Financial Officer and
          Chief Operating Officer


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

April 16, 2001