Form 10-Q
period 2001-03-31
CLAIMSNET COM INC
filed 2001-05-15
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    ------------------------

                        COMMISSION FILE NUMBER
                                                ---------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,465,514 shares outstanding as of May 15, 2001.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2001 and December 31, 2000

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months Ended March 31, 2001 and 2000

               Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Years Ended December 31, 1999 and 2000 and the Three Months Ended March 31, 2001

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                         March 31,    December
                                                           2001      31, 2000(1)
                                                         ---------   ---------
ASSETS
CURRENT ASSETS:
   Cash                                                  $  1,030    $  1,132
   Accounts receivable, net of allowance for
     doubtful accounts of $29 and $29, respectively           306         307
   Prepaid expenses and other current assets                  302         123
                                                         ---------   ---------
       Total current assets                                 1,638       1,562
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                              1,798       1,875
Software development costs                                  1,923       1,923
Furniture and fixtures                                        125         125
Office equipment                                               25          25
                                                         ---------   ---------
                                                            3,871       3,948
Accumulated depreciation and amortization                  (2,871)     (2,770)
                                                         ---------   ---------
         Total equipment, fixtures and software             1,000       1,178
                                                         ---------   ---------
TOTAL                                                    $  2,638    $  2,740
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                      $     57    $    163
   Accrued expenses and other current liabilities           1,342       1,522
   Deferred revenue                                            25         889
   Notes payable - affiliate                                  400          --
                                                         ---------   ---------
       Total current liabilities                            1,824       2,574
                                                         ---------   ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 4,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 9,595,000 and 9,195,000 shares issued
     as of March 31, 2001 and December 31, 2000                 9           9
   Additional capital                                      37,450      35,486
   Accumulated deficit                                    (35,619)    (34,303)
   Treasury stock, at cost - 644,000 shares as of
     March 31, 2001 and December 31, 2000                  (1,026)     (1,026)
                                                         ---------   ---------
       Total stockholders' equity                             814         166
                                                         ---------   ---------
TOTAL                                                    $  2,638    $  2,740
                                                         =========   =========
(1) The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                           2001           2000
                                                          --------      --------
REVENUES                                                  $   532       $   280

COST OF REVENUES                                              504           590
                                                          --------      --------
GROSS PROFIT (LOSS)                                            28          (310)
                                                          --------      --------
OPERATING EXPENSES:
   Research and development                                   202           266
   Software amortization                                       70           201
   Selling, general & administrative                        1,073         1,258
                                                          --------      --------

       Total operating expenses                             1,345         1,725
                                                          --------      --------

LOSS FROM OPERATIONS                                       (1,317)       (2,035)

OTHER INCOME (EXPENSE)
   Interest expense                                            (2)           --
   Interest expense - affiliate                                (2)           --
   Interest income                                              5           101
                                                          --------      --------
       Total Other Income (Expense)                             1           101
                                                          --------      --------

NET LOSS                                                  $(1,316)      $(1,934)
                                                          --------      --------

BASIC AND DILUTED NET LOSS PER COMMON SHARE               $ (0.15)      $ (0.29)
                                                          ========      ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                             8,640         6,625
                                                          ========      ========

            See notes to condensed consolidated financial statements.

                                       CLAIMSNET.COM INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      Year Ended December 31, 2000 and Three Months Ended March 31, 2001
                                                (In thousands)
                                                  (Unaudited)

                                                                                                        Total
                                          Number of                                                 Stockholders'
                                           Shares      Common    Additional  Accumulated  Treasury     Equity
                                         Outstanding    Stock      Capital     Deficit      Stock     (Deficit)
                                          ---------   ---------   ---------   ---------   ---------   ---------

Balances at December 31, 1998                3,625    $      4    $  3,882    $ (7,750)   $     --    $ (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes               125          --         850          --          --         850

Non-employee stock option grants                --          --         155          --          --         155

Issuance of common stock warrants               --          --         121          --          --         121

Sale of common stock in initial
 public offering                             2,875           3      19,512          --          --      19,515

Amortization of common stock
 warrants issued in connection
 with development agreement                     --          --          52          --          --          52

Net loss                                        --          --          --      (8,858)         --      (8,858)
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balances at December 31, 1999                6,625           7      24,572     (16,608)         --       7,971
                                          ---------   ---------   ---------   ---------   ---------   ---------

Sale of common stock                         1,370           1       4,226          --          --       4,227

Issuance of common stock for
 asset purchase                              1,200           1       6,375          --          --       6,376

Return to treasury of stock issued
 for asset purchase                           (888)         --          --          --      (1,415)     (1,415)

Issuance from treasury of common stock
 for settlement of acquired obligation         244          --          --          --         389         389

Amortization of deferred sales discount         --          --         313          --          --         313

Net loss                                        --          --          --     (17,695)         --     (17,695)
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balances at December 31, 2000                8,551           9      35,486     (34,303)     (1,026)        166
                                          ---------   ---------   ---------   ---------   ---------   ---------
Sale of common stock                           400          --         630          --          --         630

Amortization of deferred sales discount         --          --          79          --          --          79

Write down of unamortized warrant cost          --          --       1,255          --          --       1,255

Net loss                                        --          --          --      (1,316)         --      (1,316)
                                          ---------   ---------   ---------   ---------   ---------   ---------
Balances at March 31, 2001                   8,951    $      9    $ 37,450    $(35,619)   $ (1,026)   $    814
                                          =========   =========   =========   =========   =========   =========

                           See notes to condensed consolidated financial statements.

                                                      5

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                             Three Months Ended
                                                                   March 31,
                                                               2001       2000
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,316)   $(1,934)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                               150        342
     Provision for doubtful accounts                              --         22
     Amortization of deferred sales discount                      79         --
     Write down of net deferred charges on
       McKesson contract                                         356         --
     Loss on sale of assets                                       16         --
     Changes in operating assets and liabilities:
       Accounts receivable                                         1       (271)
       Prepaid expenses and other current assets                  21         10
       Accounts payable, accrued expenses and
        other current liabilities                               (450)      (483)
                                                             --------   --------
   Net cash used in operating activities                      (1,143)    (2,314)
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                                 --      1,968
   Advance payment on acquisition                                 --     (2,000)
   Purchases of property and equipment                            --        (47)
   Proceeds from sale of assets                                   11         --
                                                             --------   --------
   Net cash provided by(used in) investing activities             11        (79)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                         400         --
   Proceeds from issuance of common stock                        630         --
                                                             --------   --------
   Net cash provided by financing activities                   1,030         --
                                                             --------   --------
NET DECREASE IN CASH                                            (102)    (2,393)
CASH, BEGINNING OF PERIOD                                      1,132      3,021
                                                             --------   --------
CASH, END OF PERIOD                                          $ 1,030    $   628
                                                             ========   ========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 16, 2001.

2.       TRANSACTIONS WITH MCKESSON HBOC, INC.

         On April 12, 2001, the Company completed an agreement with McKesson/HBOC ("McKesson") which restructured the October 1999 Development and Services Agreement. In compliance with the new agreement, McKesson paid to Claimsnet $2,850,000 for the purchase of 1,514,285 shares of common stock at $1.75 per share, and for a one-time contract renegotiation fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled. Additionally, the new agreement eliminates certain Claimsnet operating requirements and future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which Claimsnet and McKesson may jointly pursue.

         As of March 31, 2001 the Company had deferred charges related to the McKesson contract in the net amount of $556,000 recorded as deferred revenue of $699,000 and a deferred warrant expense of $1,255,000 which was netted against additional capital. Those net deferred charges were written down as of March 31, 2001 to the $200,000 recoverable under the contract renegotiation described above, through a $356,000 charge to selling, general and administrative expenses in the statement of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Revenues in the three months ended March 31, 2001 were $532,000 compared to $280,000 in the three months ended March 31, 2000, representing an increase of 90%. Revenues of $131,000 during 2001 are related to percentage of completion recognition of the McKesson/HBOC Development and Services Agreement and revenues of $401,000 are related to the Company's Internet-based clients. Revenues for the three months ended March 31, 2001 from recurring revenue sources represented 67% of total revenues. Recurring revenues for the three months were comprised of $147,000 from transaction-based fees and $208,000 from subscription fees. Revenues from non-recurring sources totaled $177,000 and were related to, support, and other fees.

The Company processed 1,434,000 transactions during the three months ended March 31, 2001, compared with 1,254,000 transactions in the year-earlier quarter, an increase of 14%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 93% of all transactions were for physician and dental claim submission services and 7% were for patient statement processing services. The Company had 416 accounts processing transactions for 3,612 providers at March 31, 2001 compared with 401 accounts and 3,178 providers at March 31, 2000, representing increases of 4% and 14%, respectively.

Transaction-based revenue averaged $0.10 per transaction for the three months ended March 31, 2001 as compared with $0.08 per transaction for the three months ended March 31, 2000. The Company expects the average revenue per transaction to increase in future quarters for several reasons. Revenue per transaction for the 702,000 commercial electronic claims averaged $0.03 during the period and will increase due to additional payer rebate contracts with volume-based pricing structures. Revenue per transaction for the 542,000 Medicare and Medicaid claims averaged $0.07 during the current quarter compared to 420,000 Medicare and Medicaid claims which averaged $0.06 in the quarter ended March 31, 2000. Average revenue per transaction for the 85,000 paper claims was $0.49 during the quarter ended March 31, 2001 compared to 116,000 paper claims which averaged $0.45 during the quarter ended March 31, 2000. The Company processed 105,000 patient statements during the current quarter compared to 42,000 in the same year earlier period.

COST OF REVENUES

Cost of revenues in the three months ended March 31, 2001 was $504,000, compared with $590,000 in the three months ended March 31, 2000, representing a decrease of 15%. The three components of cost of revenues are data center expenses, transaction processing expenses, and customer support operation expenses. Data center expenses remained constant at $92,000 for the three months ended March 31, 2001 compared with $93,000 for the same period in 2000. Transaction processing expenses were $113,000 in 2001 compared to $76,000 in the first quarter of 2000, representing a 49% increase. These two transaction-based expense categories combined increased 21% primarily due to an increase of 14% in the total number of transactions processed and an increase of 150% in patient statement transactions, which carry the highest per transaction cost. Customer support operations expense decreased by 29% to $299,000 in the first quarter of 2001 from $421,000 in the first quarter of 2000, while the number of accounts and providers served at the end of each quarter increased 4% and 14%, respectively. This decrease was attributable to a cost conservation strategy implemented at the beginning of the year, which significantly reduced operating expenses in all areas.

OPERATING EXPENSES

Research and development expenses were $202,000 in the three months ended March 31, 2001, compared with $266,000 in the three months ended March 31, 2000, representing a decrease of 24%. Research and development expenses are comprised of personnel costs and related expenses. There were no software development expenses capitalized during either of the periods. Development efforts during the first quarter were primarily focused on continuous incremental enhancements to the Company's proprietary software system while the year-earlier efforts were related to the McKesson project.

Software amortization expenses decreased 65% to $70,000 in the current quarter from $201,000 in the year-earlier period. This decrease reflects completion of amortization for internally developed software costs for customer use.

Selling, general and administrative expenses were $1,073,000 in the three months ended March 31, 2001, compared with $1,258,000 in the same period of 2000, a decrease of 15%. The $185,000 period-to-period decrease includes a $541,000 decrease in sales and marketing, technology infrastructure and other administrative expenses due to decreases in personnel costs, office rent, telephone expenses, and outside professional fees as part of the Company's cost conservation strategy implemented at the start of the year. A one-time charge of $356,000 was recorded in the current quarter for net unamortized costs associated with the McKesson contract, which was renegotiated April 12, 2001.

OTHER INCOME (EXPENSE)

Interest income from investment of excess cash decreased to $5,000 in the quarter ended March 31, 2001 from $101,000 in the quarter ended March 31, 2000 due to diminished levels of cash available for investment between the periods. Interest expense of $4,000 was incurred in the current quarter on financing fees and affiliate debt. No interest expense was incurred in the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,143,000 in the three months ended March 31, 2001, compared with $2,314,000 for the year-earlier period. This decrease was directly related to the cost conservation strategy implemented at the first of the year, which reduced salaries, consulting, rent, telephone and other operating expenses. Net cash provided in the current period by investing activities was $11,000. Cash was provided in the current quarter from the sale of assets which had a net book value of $27,000 and generated a loss of $16,000. Net cash used in investing activities was $79,000 in the three months ended March 31, 2000.

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

In August 2000, the Company completed the private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000. In connection with the financing, the Company also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

In June 2000, the Company completed a private placement of 1,000,000 shares of common stock for net proceeds of $3,000,000.

In May 2000, the Company completed a private financing in the amount of $300,000 with the sale of 100,000 shares of common stock to American Medical Finance, Inc., a related party and the owner of record of 381,603 shares of common stock prior to the transaction. Bo W. Lycke, the Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a Director of the Company, and Ward L. Bensen, a Director of the Company, control 71.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc.

In April 2000, the Company issued 1,200,000 shares valued at $6,376,000 to acquire certain assets from VHx Company. In December 2000, pursuant to provisions of the asset purchase agreement, the Company withdrew from escrow and returned to its treasury 888,000 shares at a value of $1,415,000, and issued 244,000 shares valued at $389,000 from treasury stock to John Deere Health, a major creditor, in satisfaction of debt owed by VHx Company.

On May 4, 2001 the Company filed a registration statement on form S-3 to register 3,076,229 previously unregistered outstanding shares of its common stock.

The Company believes that its available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy its capital requirements through December 31, 2001. This belief is based on the existence of net working capital of $314,000 at March 31, 2001, excluding a $500,000 disputed accrued liability which is not expected to require a cash settlement in 2001; plus net cash proceeds of $2,850,000 received from transactions described above, less
(i)$3,009,000 of net cash operating losses for the nine months from April 1 through December 31, 2001 based upon annualized actual results for January through March 2001, adjusted for the effect of the restructured agreement with McKesson, and (ii)$90,000 for capital expenditures. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy the Company's capital requirements for this period. The Company is currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

NET TANGIBLE ASSETS

The Company's net tangible assets as of March 31, 2001 were $814,000. The Company's net tangible assets are $3,464,000 on a proforma basis, after giving effect to the $2,650,000 stock sale to McKesson which was consummated on April 12, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Claimsnet's adoption of SFAS 133 effective January 1, 2001 had no material impact on its financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Form 10-K which was filed with the Securities and Exchange Commission on April 16, 2001. No assurance can be given that future results covered by the forward-looking statements will be achieved.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

         During the quarter ended March 31, 2001, the Company filed reports on form 8-K dated January 5, 2001 and March 20, 2001, containing information under item 7.

         Subsequent to the close of the quarter ended March 31, 2001, the Company filed reports on form 8-K dated April 5, 2001 and April 18,2001, containing information under item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:      /s/ Bo W. Lycke
         ---------------------------
         Bo W. Lycke
         President and
         Chief Executive Officer, on
         behalf of the Registrant

By:      /s/ Paul W. Miller
         ---------------------------
         Paul W. Miller
         Chief Financial Officer

May 15, 2001