Form 10-Q
period 2001-06-30
CLAIMSNET COM INC
filed 2001-08-14
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to
                               -----------    -----------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,481,514 shares outstanding as of August 14, 2001.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000

              Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2001 and 2000, and for the Six Months Ended June 30, 2001 and 2000

              Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Years Ended December 31, 1999 and 2000 and the Six Months Ended June 30, 2001

              Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001 and 2000

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                             (Unaudited)
                                                               June 30,   December 31,
                                                                 2001        2000(1)
                                                               ---------   ---------
ASSETS
CURRENT ASSETS:
   Cash                                                        $  2,486    $  1,132
   Accounts receivable, net of allowance for
     doubtful accounts of $35 and $29, respectively                 157         307
   Prepaid expenses and other current assets                        143         123
                                                               ---------   ---------
       Total current assets                                       2,786       1,562

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                    1,814       1,875
Software development costs                                        1,923       1,923
Furniture and fixtures                                              138         125
Office equipment                                                     25          25
                                                               ---------   ---------
                                                                  3,900       3,948
Accumulated depreciation and amortization                        (3,017)     (2,770)
                                                               ---------   ---------
         Total equipment, fixtures and software                     883       1,178
                                                               ---------   ---------
TOTAL                                                          $  3,669    $  2,740
                                                               =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                            $    449    $    434
   Accrued severance                                                205         363
   Accrued acquisition costs                                        500         500
   Accrued payroll and other current liabilities                    364         388
   Deferred revenue                                                   3         889
                                                               ---------   ---------
       Total current liabilities                                  1,521       2,574
                                                               ---------   ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 4,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 11,125,000 and 9,195,000 shares issued
     as of June 30, 2001 and December 31, 2000                       11           9
  Additional capital                                             40,188      36,820
  Deferred sales discount                                             -      (1,334)
  Accumulated deficit                                           (37,025)    (34,303)
  Treasury stock, at cost - 644,000 shares as of
     June 30, 2001 and December 31, 2000                         (1,026)     (1,026)
                                                               ---------   ---------
       Total stockholders' equity                                 2,148         166
                                                               ---------   ---------
TOTAL                                                          $  3,669    $  2,740
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


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                       June 30,               June 30,
                                                ---------------------   ---------------------
                                                  2001       2000(1)      2001       2000(1)
                                                ---------   ---------   ---------   ---------
REVENUES                                        $    263    $    330    $    795    $    610

Cost of Revenues                                     565         942       1,159       1,769
                                                ---------   ---------   ---------   ---------

Gross Loss                                          (302)       (612)       (364)     (1,159)
                                                ---------   ---------   ---------   ---------

OPERATING EXPENSES:
   Research and Development                          178         753         360         984
   Purchased Research & Development                    -       6,154           -       6,154
   Amortization of Intangibles                         -         154           -         154
   Selling, General & Administrative                 946       1,655       2,020       2,913
                                                ---------   ---------   ---------   ---------

       Total operating expenses                    1,124       8,716       2,380      10,205
                                                ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                              (1,426)     (9,328)     (2,744)    (11,364)

OTHER INCOME (EXPENSE)
   Interest expense                                   (3)         (3)         (4)         (3)
   Interest expense - affiliate                       (4)          -          (7)          -
   Interest income                                    27          23          33         124
                                                ---------   ---------   ---------   ---------
       Total Other Income (Expense)                   20          20          22         121
                                                ---------   ---------   ---------   ---------

NET LOSS                                        $ (1,406)   $ (9,308)   $ (2,722)   $(11,243)
                                                ---------   ---------   ---------   ---------

BASIC AND DILUTED NET LOSS PER COMMON SHARE $      (0.14)   $  (1.20)   $  (0.29)   $  (1.56)
                                                =========   =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   10,285       7,746       9,467       7,185
                                                =========   =========   =========   =========


(1) The statement of operations presentation for the three months and six months ended June 30, 2000 has been reclassified to conform with the 2001 presentation format.

            See notes to condensed consolidated financial statements.


                                            CLAIMSNET.COM INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       Years Ended December 31, 1999 and 2000, and Six Months Ended June 30, 2001
                                                     (In thousands)
                                                      (Unaudited)

                                                                                                                            Total
                                                       Number                          Deferred                        Stockholders'
                                                     of Shares    Common   Additional   Sales     Accumulated  Treasury     Equity
                                                    Outstanding    Stock     Capital   Discount     Deficit      Stock     (Deficit)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at December 31, 1998                           3,625    $      4   $  3,882   $      -    $ (7,750)   $      -    $ (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes                          125           -        850          -           -           -         850

Non-employee stock option grants                            -           -        155          -           -           -         155

Issuance of common stock warrants                           -           -        121          -           -           -         121

Sale of common stock in initial public offering         2,875           3     19,512          -           -           -      19,515

Issuance of warrants in connection with
 development agreement                                      -           -      1,700     (1,700)          -           -           -

Amortization of deferred  sales discount                    -           -          -         52           -           -          52

Net loss                                                    -           -          -          -      (8,858)          -      (8,858)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at December 31, 1999                           6,625           7     26,220     (1,648)    (16,608)          -       7,971
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Sale of common stock                                    1,370           1      4,226          -           -           -       4,227

Issuance of common stock for asset purchase             1,200           1      6,374          -           -           -       6,375

Return to treasury of stock issued for asset purchase    (888)          -          -          -           -      (1,415)     (1,415)

Issuance from treasury of common stock for
 settlement of acquired obligation                        244           -          -          -           -         389         389

Amortization of deferred sales discount                     -           -          -        314           -           -         314

Net loss                                                    -           -          -          -     (17,695)          -     (17,695)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at December 31, 2000                           8,551           9     36,820     (1,334)    (34,303)     (1,026)        166
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------

Sale of common stock                                    1,914           2      3,269          -           -           -       3,271

Issuance of common stock for services                      16           -         42          -           -           -          42

Issuance of common stock warrants                           -           -         57          -           -           -          57

Amortization of deferred sales discount                     -           -          -         79           -           -          79

Write down of unamortized deferred sales discount           -           -          -      1,255           -           -       1,255

Net loss                                                    -           -          -          -      (2,722)          -      (2,722)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at June 30, 2001                              10,481    $     11   $ 40,188   $      -    $(37,025)   $ (1,026)   $  2,148
                                                     =========   =========  =========  =========   =========   =========   =========


            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            2001         2000
                                                          ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (2,722)    $(11,243)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                             297          628
     Provision for doubtful accounts                             6           23
     Amortization of deferred sales discounts                   78          157
     Write down of net deferred charges on
       McKesson contract                                       356            -
     Loss on sale of assets                                     16            -
     Purchased Research and Development
       in exchange for common stock                              -        6,154
     Non-cash compensation for services                         67            -
     Changes in operating assets and liabilities:
       Accounts receivable                                     144          (49)
       Prepaid expenses and other current assets                11         (312)
       Accounts payable, accrued expenses and
         other current liabilities                            (152)       1,651
                                                          ---------    ---------
   Net cash used in operating activities                    (1,899)      (2,991)
                                                          ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                                -        3,582
   Purchases of property and equipment                         (29)        (276)
   Proceeds from sale of property and equipment                 11            -
   Acquisition cost - HealthExchange assets                      -       (3,478)
                                                          ---------    ---------
   Net cash used in investing activities                       (18)        (172)
                                                          ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                       400            -
   Payment of note payable to affiliate                       (400)           -
   Proceeds from issuance of common stock                    3,271        3,300
                                                          ---------    ---------
   Net cash provided by financing activities                 3,271        3,300
                                                          ---------    ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS              1,354          137
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                    1,132        3,021
                                                          ---------    ---------
CASH AND EQUIVALENTS, END OF PERIOD                       $  2,486     $  3,158
                                                          =========    =========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            2001          2000
                                                          ---------    ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common stock issued for services                          $     42            -
                                                          =========    =========

Common stock warrants issued for services                 $     57            -
                                                          =========    =========

Issuance of common stock for investment in Health-
Exchange assets                                           $      -     $  6,375
                                                          =========    =========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.      BASIS OF PRESENTATION

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of June 30, 2001 and the results of its operations and cash flows for the three months and six months ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 14, 2001.

2.       TRANSACTIONS WITH MCKESSON CORPORATION

         On April 12, 2001, the Company entered into an agreement with McKesson Corporation (McKesson) which superseded the October 1999 agreement. Under the 1999 Development and Services Agreement the Company (a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and (e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000
         (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled, (d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and the Company agreed to provide standard system hosting, operation, and support services without the payment of future monthly support fees, (f) the Company will receive fees for transactions processed by the McKesson internet application,
         (g) the Company and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and
         (h) the Company and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, the Company has contracted for McKesson processing services to print patient statements and submit claims to payers for certain customers, for which the Company pays McKesson fees for some transactions and shares third party revenues for other transactions.

        Pursuant to the October 1999 agreement, through March 31, 2001 the Company (a) received payments in the aggregate amount of $2,202,000 related to development and license fee provisions, which was recorded as deferred revenue, (b) expended $428,000 related to development and implementation costs, which was recorded as deferred development costs, and (c)recorded a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant. As of March 31, 2001 the Company had amortized $1,187,000 of the deferred revenue, $112,000 of the deferred development costs, and $445,000 of the deferred sales discount, leaving balances of $1,015,000, $316,000 and $1,255,000, respectively. The capitalized amounts were being amortized ratably over the expected contract life of 65 months. Pursuant to the April 12, 2001 restructured agreement, the balance of the capitalized amounts was written down as of March 31, 2001 to the $200,000 recoverable under the payment described above, through a $356,000 charge to selling, general and administrative expenses in the statement of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2000.

REVENUES

Revenues in the three months ended June 30, 2001 were $263,000 compared to $330,000 in the three months ended June 30, 2000, representing a decrease of 20%. Total revenues in the second quarter 2000 included $131,000 in license fees related to the original agreement with McKesson Corporation for which there was no corresponding revenue in the current quarter. Revenue from all sources other than the McKesson license fees increased 32% to $263,000 from $199,000 in the three months ended June 30, 2001 compared to 2000. Revenues from other sources for the three months ended June 30, 2001 were comprised of $171,000 from transaction-based fees, $57,000 from subscription fees, and $35,000 from implementation and other fees.
Revenues from other sources for the three months ended June 30, 2000 were comprised of $134,000 from transaction-based fees, $27,000 from subscription fees, and $38,000 from implementation and other fees.

Revenues in the six months ended June 30, 2001 were $795,000 compared to $610,000 in the prior year period, representing a 30% increase. License fees, and support fees related to the original agreement with McKesson, were $289,000 and $262,000 for the six months ended June 30, 2001 and 2000, respectively. Revenue from all sources other than the McKesson license and support fees increased 45% to $506,000 in the six months ended June 30, 2001 from $348,000 in the year earlier period. Revenues from other sources for the six months ended June 30, 2001 were comprised of $317,000 from transaction-based fees, $107,000 from subscription fees, and $82,000 from implementation and other fees. Revenues from other sources for the six months ended
June 30, 2000 were comprised of $239,000 from transaction-based fees, $56,000 from subscription fees and $53,000 from implementation and other fees.

The Company processed 1,572,000 transactions during the three months ended June 30, 2001, compared with 1,194,000 transactions in the year-earlier quarter, an increase of 32%. Transactions increased 23% to 3,006,000 from 2,448,000 for the six months ended June 30, 2001 and 2000, respectively. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 91% of all transactions were for physician and dental claim submission services and 9% were for patient statement processing services. The Company had 440 accounts processing transactions for 3,700 providers at June 30, 2001 compared with 378 accounts and 3,005 providers at June 30, 2000, representing increases of 16% and 23%, respectively.

Transaction-based revenue averaged $0.11 per transaction for the six months ended June 30, 2001 as compared with $0.10 per transaction for the six months ended June 30, 2000. Revenue per transaction for the 1,491,000 commercial electronic claims averaged $0.03 during the current six-month period compared to 1,316,000 commercial claims at $0.04 for the prior year period. Revenue per transaction averaged $0.08 per transaction for the 1,097,000 and 854,000 Medicare and Medicaid claims processed during the six months ended June 30, 2001 and 2000, respectively. Average revenue per transaction for the 175,000 paper claims was $0.48 during the six months ended June 30, 2001 compared to 176,000 paper claims which averaged $0.46 during the quarter ended June 30, 2000. The Company processed 242,000 patient statements during the current six months compared to 102,000 in the same year-earlier period.

COST OF REVENUES

Cost of revenues in the three months and six months ended June 30, 2001 were $565,000 and $1,159,000, compared with $942,000 and $1,769,000 in the prior year periods, representing decreases of 40% and 34%, respectively. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses were $86,000 for the three months ended June 30, 2001 compared with $99,000 for the same period in 2000, representing a 13% decrease. Transaction processing expenses decreased by 6% to $131,000 in 2001 compared to $139,000 in the second quarter of 2000. These two transaction-based expense categories combined decreased 9% despite a 32% increase in total transactions processed, primarily due to improved management of transaction processing contracts and data center usage. Customer support operations expense decreased by 48% to $277,000 in the first quarter of 2001 from $534,000 in the second quarter of 2000, while the number of accounts and providers served at the end of each quarter increased 16% and 23%, respectively. This decrease was attributable to cost containment initiatives implemented at the beginning of the year, which significantly reduced operating expenses in all areas. Software and deferred development cost decreased 58% to $71,000 in the current quarter from $170,000 in the year-earlier period. This decrease reflects completion of amortization for earlier versions of software for customer use and first quarter write down of unamortized deferred development costs.

OPERATING EXPENSES

Research and development expenses were $178,000 and $360,000 in the three months and six months ended June 30, 2001, compared with $753,000 and $984,000 in the three months and six months ended June 30, 2000, representing decreases of 76% and 63%, respectively. Research and development expenses are comprised of personnel costs and related expenses. Current expense levels reflect cut backs in personnel and other cost containment efforts. Prior period expenses included development efforts for the HealthExchange products which were curtailed at year-end. There were no software development expenses capitalized during the current quarter, and minimal development costs associated with the McKesson development project were capitalized in the prior year period. Development efforts during the current quarter were primarily focused on continuous incremental enhancements to the Company's proprietary software system.

Purchased research and development in the period ended June 30, 2000 reflected the charge to operations associated with the acquisition of HealthExchange assets during that quarter.

Amortization of intangibles recorded in the quarter ended June 30, 2000 was related to HealthExchange assets, which were fully impaired or written off by year-end.

Selling, general and administrative expenses were $946,000 in the three months ended June 30, 2001, compared with $1,655,000 in the same period of 2000, a decrease of 43%. Selling, general and administrative expenses decreased 31% to $2,020,000 from $2,913,000 for the six months ended June 30, 2001 and 2000, respectively. The $709,000 quarter-to-quarter decrease includes decreases in sales and marketing, technology infrastructure and other administrative expenses due to cuts in personnel costs, office rent, telephone expenses, and outside professional fees as part of the Company's cost containment strategy implemented at the start of the year. The quarter ended June 30, 2000 reflected a higher number of people in sales, marketing and general administration as well as administrative costs for the HealthExchange asset acquisition and subsequent operations.

OTHER INCOME

Interest income of $27,000 and $33,000 was provided in the three and six months ended June 30, 2001 from investment of excess cash in money market instruments. Interest income of $23,000 and $124,000 in the three and six months ended June 30, 2000 was provided by investment of excess cash in money market instruments and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,899,000 in the six months ended June 30, 2001 was primarily related to net operating losses of $2,722,000 and changes in working capital of $197,000, less: depreciation of $297,000, non-cash write offs and amortization of $634,000 associated with the McKesson contract renegotiation, non-cash compensation for services of $67,000, loss on sale of assets of $16,000 and provision for doubtful accounts of $6,000.

Net cash used in operating activities of $2,991,000 for the six months ended June 30, 2000 was primarily related to net operating losses of $11,243,000, less; purchased research and development of $6,154,000 associated with the HealthExchange acquisition, depreciation of $628,000, provision for doubtful accounts of $23,000, amortization of deferred sales discounts of $157,000 related to the McKesson Development and Services contract, and changes in working capital of $1,290,000.

The decrease in net cash used in operating activities between the periods was primarily related to prior year expenditures to acquire and further develop the HealthExchange assets, and the cost containment strategy implemented at the beginning of the current year, which reduced salaries, consulting, rent, telephone and other operating expenses.

Net cash used in the current period by investing activities was $18,000. Cash was provided in the current period from the sale of assets which had a net book value of $27,000 and generated a loss of $16,000. Net cash of $29,000 was used in investing activities to purchase equipment and software.

Net cash used in investing activities in the period ended June 30, 2000 was $172,000. Cash was provided by sales of marketable securities of $3,582,000. Net cash of $3,478,000 was used for the purchase of HealthExchange assets, and $276,000 for other software and equipment.

In June 2001, the Company issued 16,000 shares of common stock valued at $42,000 for financial advisory services. The Company recognized expense of $10,000 in the current period for services rendered and will recognize the remaining expense in the next quarter.

In April 2001, the Company issued 1,514,285 shares of common stock to McKesson at $1.75 per share for net proceeds of $2,650,000. The Company also cancelled the warrants originally issued to McKesson in 1999 to purchase 819,184 shares of common stock at $7.00 per share.

In April 2001, the Company issued warrants to purchase 40,000 shares of common stock at a price of $1.75 per share, exercisable for two years from the date of grant. The stock price on the date of grant was $1.74 per share. The warrants are fully vested and issued for services rendered in the current period. The Company recognized a charge to earnings of $57,000, which was equal to the imputed value of the warrants, estimated at $1.41 per share using the Black-Scholes valuation method (using the following assumptions: life of three years, risk free rate of 5.10 percent, no dividends during the term, and a volatility of 1.459).

In March 2001, the Company entered into a loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000. Principal and interest, at 9.5% per annum on the unpaid principal, of $407,000 were repaid in May 2001.

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

In August 2000, the Company completed the private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000. In connection with the financing, the Company also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 which expire in May 2002 and warrants to purchase 270,000 shares of common stock at a price of $5.60 which expire in July 2002.

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

On May 4, 2001 the Company filed a registration statement on form S-3 to register 3,076,229 previously unregistered outstanding shares of its common stock. On July 2, 2001 the Company filed an amended S-3 by which it increased the number of shares being registered to 3,092,229.

The Company is currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. The Company believes that its available cash resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through December 31, 2001. This belief is based on the existence of cash and equivalents of $2,077,000 at July 31, 2001, less $2,002,000 of estimated cash expenditures for the five months from August 1, 2001 through December 31, 2001. The estimated cash expenditures for the five months from August 1, 2001 through December 31, 2001 are based upon average actual results for January through July 2001, adjusted for the effect of the restructured agreement with McKesson, and excluding a $500,000 disputed accrued liability which is not expected to require a cash settlement in 2001. Some of these assumptions may prove to be incorrect.
As a result, financial resources may not be sufficient to satisfy the Company's capital requirements for this period. In any of these events, the Company may be unable to maintain its current level of operations, implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be successfully implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

                           PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

         During the quarter ended June 30, 2001, the Company filed reports on form 8-K dated April 5, 2001, April 18,2001 and May 16, 2001, containing information under item 5.

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

August 14, 2001