Form 10-K/A
period 2000-12-31
CLAIMSNET COM INC
filed 2001-10-03
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price on Nasdaq SmallCap stock market on September 28, 2001 was $16,665,607.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,481,514 shares outstanding as of September 28, 2001.

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


ITEM 1. BUSINESS


TRANSACTION PROCESSING BUSINESS

We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last seven years and resides entirely on our servers, allows healthcare providers to prepare healthcare claims interactively on the Internet and electronically transmits the claims to us for processing. It also allows us to download claims from the healthcare providers' computers directly to our servers. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payer's specific processing requirements. We then electronically transmit processed claims on behalf of healthcare providers directly or indirectly to medical and dental payers that accept claims processing transmissions electronically. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Health Care Financing Administration. The payers to which claims processed by us are submitted, primarily through clearinghouses operated by McKesson HBOC, Inc. ("McKesson") and ProxyMed, include plans and affiliates of Aetna Life & Casualty Company, Inc., MetLife Healthcare/Metropolitan Healthcare Corporation, Cigna Healthcare, Inc., The Prudential Insurance Company of America, various Blue Shield/Blue Cross organizations, and United Healthcare Corporation.


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

We generate revenue from claims processing services by 1) charging commercial payers, or clearinghouses acting for commercial payers, a transaction fee for certain claims submitted electronically, 2) by charging healthcare providers a subscription fee and certain transaction fees for use of our services, or 3) charging our business partners fees for our services. We also offer patient statement processing services and real time eligibility verification of patient benefit coverage for healthcare providers and generate revenue by charging additional subscription and transaction fees for such services. We use various subcontractors to print and mail the bar-coded and customized statements along with a return envelope.

ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, has been estimated by Faulkner & Gray's Health Data Directory, an industry publication, to include over 4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999, of which, approximately 1.7 billion claims are submitted on paper forms. Health Data Management estimates that electronic claims processing is currently used to process approximately 43% of all medical outpatient claims and 17% of all dental claims. We believe that, as a result of the low penetration of electronic claims processing among healthcare providers and dentists, this market presents an attractive opportunity for us to offer a low cost-effective service. We intend to focus our marketing efforts on outpatient claims, including claims of clinics, hospitals, physicians, dentists, and other outpatient service providers, as we believe they are the underserved segments of the market.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information,". All healthcare organizations are effected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, must be implemented by October 2002 for large organizations and October 2003 for small organizations. The provisions relating to standards for privacy must be implemented by April 2003 for large organizations and April 2004 for small organizations. The deadlines for standards related to security and unique identifiers have not yet been established.

We believe that the convergence of HIPAA mandates and the introduction of internet technology will cause sweeping changes in the health care industry. If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

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

BENEFIT MANAGEMENT MARKET

According to the U.S. Bureau of the Census, approximately 225 million Americans are covered by some form of health insurance. It was estimated by President Clinton in his September 8, 1999 Remarks on Health Care Priorities that over 160 million of these people are enrolled in some form of managed care. Employers pay for a large proportion of the cost of these health plans. We believe that the complexity of managed care plans has increased the administrative burden and related costs of healthcare and has negatively effected both member satisfaction and provider satisfaction. Benefit management services are marketed to managed care organizations, including health maintenance organizations, preferred provider organizations, and third party administrators. While we may actively pursue the benefit management market in the future, we have not allocated resources to do so at this time.

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

MARKETING EFFORTS

We have entered into several alliances with potentially strategic partners for the marketing of our services and proprietary technology, including:

o an October 1999 agreement, superseded in April 2001 (described below), granting a multi-year, non-exclusive, private label license to McKesson as to certain of our proprietary technology and providing for us to manage McKesson's operation on a fully outsourced basis and permitting us to use McKesson's extensive direct payer connections to submit certain claims to selected payers.
o arrangements entered into in 2000 with business-to-business healthcare transaction service providers, application service providers and other internet service providers; such as Proxy Med Inc. ("Proxy Med"), Passport Health Communications, Inc. ("Passport"), and Synertech, to operate or provide each a co-branded version of our claims processing application to be marketed by the other party either directly throughout the United States or, in the case of Passport, as part of its Passport OneSource(TM), its internet-based service delivering time critical healthcare administration data to hospitals and physicians in selected geographic areas.

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

In February 2001, we entered into a joint arrangement with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations to provide a co-branded version of our claims processing application to QCSI and be able to submit claims directly to QCSI.

In March 2001, we borrowed $400,000 pursuant to a loan agreement with American Medical Finance, Inc., a related party. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

In March 2001, we completed the private placement of 400,000 shares of common stock at $1.75 per share for net proceeds of $630,000.

In the foregoing financing, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933.

On April 12, 2001, we entered into an agreement with McKesson which superseded our October 1999 agreement. Under the 1999 Development and Services Agreement we
(a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and
(e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000 to us, (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled,
(d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and we agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) we will receive fees for transactions processed by the McKesson internet application, (g) we and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and
(h) we and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, we have contracted for McKesson processing services to print patient statements and submit claims to payers for certain of our customers, for which we pay McKesson fees for some transactions and share third party revenues for other transactions.

Pursuant to the 1999 Development and Services Agreement, we recorded cash payments received for development and license fees as deferred revenue and amortized the total expected contract payments to revenue ratably over the life of the contract. We recorded, in shareholders' equity, the imputed value of the warrant as deferred sales discount and amortized the amount as an offset to revenues ratably over the life of the license. During the year ended December 31, 2000, we received cash payments of $2,004,000 and recorded net revenue of $681,000 (net of $314,000 in deferred sales discount amortization). Pursuant to the processing services agreement, we recorded $411,000 of expense related to fees paid to McKesson and $79,000 of shared revenue for fees received from McKesson during the year ended December 31, 2000. We have no other customers for which we are providing services substantially similar to those under the Development and Services Agreement. The fees paid to and received from McKesson pursuant to the processing services agreement are similar to fees with non-affiliates.

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

Under a September 1998 agreement with Electronic Data Interchange Services, a department of Blue Cross/Blue Shield of Louisiana, we provide claims processing services to Blue Cross/Blue Shield of Louisiana Network providers. Under this agreement, we and Blue Cross/Blue Shield of Louisiana are to jointly promote our services to the 9,600 network providers of Blue Cross/Blue Shield of Louisiana through website links, Blue Cross/Blue Shield of Louisiana network communication resources, educational seminars, telemarketing, and direct mail campaigns.

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

Since October 2000 we have provided Passport with a co-branded version of our claims processing application integrated into Passport OneSource (TM), Passport's internet-based service delivering time critical healthcare administrative data. Passport markets Passport OneSource, including the claims processing application, to hospitals and physicians in selected geographic markets. We market Passport's eligibility and referral verification services to our customers and we and Passport cooperate on payer opportunities from time to time.

In 2001 we expect to provide Synertech, a premier application service provider and administrative outsourcer for the healthcare industry, and its customers, primarily payer organizations, with co-branded versions of our claims processing application.

Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, linking more than 50,000 physicians' offices to pharmacies, clinical laboratories, and payers, we are to operate a co-branded version of our claims processing application and ProxyMed is to market the service throughout the United States. This arrangement also provides for us to use ProxyMed's extensive direct payer connections to submit certain claims to selected payers.

In February 2001 we agreed with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations, to provide a co-branded version of our claims processing application to QCSI and be able to submit claims directly to QCSI.

MARKETING

We believe that a direct sales and marketing campaign to the large and fragmented healthcare provider community can be prohibitively expensive and impractical at this time. We are, accordingly, pursuing a primary marketing strategy of creating strategic partnerships with organizations that:

o are engaged in electronic claims processing and expect to benefit by using our advanced technology,
o serve or are engaged in direct sales and marketing to the healthcare market and desire to expand the products and services they offer to their clients without incurring substantial costs by using our advanced technology in a co-branded or private-label arrangement.

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

We believe that our strategic alliance marketing strategy will allow us to capture a share of the claims processing market without a costly direct sales and marketing effort as the healthcare industry adopts new technology, either because of greater efficiencies or due to required compliance with HIPAA mandates and other regulatory initiatives. If such a transition continues to move at a relatively slow pace, we expect to benefit by conserving expenses, or if it escalates dramatically due to HIPAA compliance deadlines or for other reasons, we expect to benefit by having a broad provider distribution network.

There can be no assurance that we will secure any additional alliances or joint venture relations, or if we do, that such alliances or joint venture relationships will be profitable.

COMPETITION

Several large companies such as WebMD, McKesson, National Data Corporation, QuadraMed Corporation, PerSe Technologies, and ProxyMed dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims.

A number of additional companies such as MedUnite, Axolotl, Zirmed, RealMed, and Merallis have announced that they intend to enter the claims processing industry. Some of these companies have indicated a desire to primarily serve the payer community and some are primarily focused on the provider community.

All of these companies are considered competitors for our provider clients that subscribe to the Claimsnet.com-branded service. However, several of these companies are already our strategic partners for co-branded or private label solutions and many of the others are potential strategic partners.

While we compete with many other providers of electronic claims processing services in some markets, we are not aware of any other companies that provide healthcare electronic claims processing services in the same manner as those provided by us. We believe that we are the only claims processing company currently providing a real time, two-way, streaming transmission over the internet, with the ability and intent to market the service via multiple internet brands connected to a single, highly configurable, processing engine.

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

ONE CUSTOMER HAS GENERATED A SIGNIFICANT SHARE OF OUR REVENUES AND WE HAVE RECENTLY ENTERED INTO A NEW AGREEMENT WHICH WILL HAVE A NEGATIVE IMPACT ON OUR NEAR TERM REVENUES

One customer represented 43% and 21% of our total revenues for the years ended December 31, 2000 and 1999, respectively. We have recently entered into a new agreement that supersedes the agreement under which the revenues were earned. The new agreement eliminates further payments for software development, software license, and dedicated support services, which accounted for nearly all of the revenues from this customer recognized during 1999 and 2000. The new agreement will, therefore, have a material effect on our near term financial results. The nature of all future cash payments to be received pursuant to the new agreement are dependent on the volume of services provided. In the event of a complete termination of the McKesson agreement, our future business prospects and results of operations may be negatively effected. While we would expect to replace the lost revenues primarily by a combination (a) fees from increasing transaction volumes with our existing customers and business partners, (b) fees from new customers and business partners, and (c) fees generated by services for additional types of health care transactions, no assurances can be given that we would be successful in such revenue replacement efforts.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $1,225,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 and
(ii)$90,000 for capital expenditures. The projected net cash operating losses for 2001 are based upon annualized actual results for January and February 2001, and a further loss of $477,000 for the effect of the restructured agreement with McKesson. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL

We are a relatively young company in the rapidly evolving and highly competitive internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:

o our ability to satisfy capital requirements in an investment climate that has been more reluctant generally to invest in "Internet" companies,

o our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which there is as of yet no uniformly accepted standard or methodology for claims processing,

o    our ability to introduce new sites, service and products,

o the announcement or introduction of new sites, services, and products by our competitors in a rapidly evolving industry,

o    price competition or price increases in our industry,

o the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase of health claims processing services,

o our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

o    the amount of traffic on our Web site,

o the incurrance of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,

o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,

o our ability to comply with existing and added government regulation such as HIPAA or privacy regulations relating to the Internet or patient information, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.

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

IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site. We are currently processing less than 10 million medical claims per year in an industry that processes approximately 4.7 billion claims annually. If the volume of traffic on our Web site or the number of claims submitted by customers substantially increases, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

WE RELY ON INTERNALLY DEVELOPED ADMINISTRATIVE SYSTEMS THAT ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE

Some of the systems and processes used by our business office to prepare information for financial, accounting, billing, and reporting, are inefficient, inadequate, and require a significant amount of manual effort. For example, our systems require cumbersome data manipulation using spreadsheets in order to prepare information for both billing and client reporting purposes. The manual effort is both costly and negatively affects the timeliness of these processes. These inefficiencies may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to continue to upgrade and expand our administrative systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our reporting methods, although we are unable to predict whether these upgrades will improve our competitive position.

WE HAVE LIMITED SENIOR MANAGEMENT RESOURCES, AND WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL; WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH WITH OUR LIMITED RESOURCES

Our senior management currently consists of Bo W. Lycke, our Chairman of the Board of Directors, President, and Chief Executive Officer, Paul W. Miller, our Chief Financial Officer, Patricia Davis, our Senior Vice President of Sales and Operations and Jeffrey P. Baird, our Senior Vice President of Technology. Any expansion of our business would place a significant strain on these individuals and on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected.

BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE

We currently depend upon the efforts and abilities of our senior executives and any other key personnel, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. The loss or unavailability of the services of any of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have obtained, own, and are the sole beneficiary of, key-person life insurance in the amount of $2,000,000 on the life of Bo W. Lycke, our Chairman of the Board of Directors, President, and Chief Executive Officer. This insurance may not continue to be available to us on reasonable terms, or at all. Mr. Lycke and Messrs. Ward L. Bensen and Robert H. Brown Jr., two of our Directors, serve as the Chairman of the board of directors, a Director and Senior Vice President, and a Director, respectively, of American Medical Finance, one of our affiliates. In addition, our employment agreement with Mr. Lycke permits him to terminate the agreement on 30 days' notice.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

The Company's business is based in large part upon the proprietary nature of its services and technologies. Accordingly, our ability to compete effectively will depend on our ability to maintain the proprietary nature of these services and technologies, including our proprietary software and the proprietary software of others with which we have entered into software licensing agreements. We hold no patents and rely on a combination of trade secrets and copyright laws, nondisclosure, and other contractual agreements and technical measures to protect our rights in our technological know-how and proprietary services. In addition, we have been advised that trademark and service mark protection of our corporate name is not available. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our services are not subject to any infringement actions based upon the patents or copyrights of any third parties; however, our know-how and technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents or copyrights, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of their intellectual property, enter into royalty agreements, or redesign our products so as not to utilize their intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW GENERALLY AND SPECIFICALLY IN THE HEALTH CARE INDUSTRY

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

The Internet and the medical claims processing industry are characterized by:

o    rapid technological change,

o    changes in user and customer requirements and preferences,

o    changes in federal legislation and regulation,

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

o comply with all applicable regulations regarding our industry and the Internet,

o develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers, and

o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.


The development of our Web site and other proprietary technology will involve significant technical and business risks. We may not be able to adapt successfully to such demands. Our failure to respond in a timely manner to changing market conditions or customer requirements would have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

Based on total assets and annual revenues, we are significantly smaller than the majority of our national competitors: we are one-seventh the size of our next largest competitor in terms of total assets and one-thirtieth their size in terms of total revenues. If we compete with them for the same geographical or institutional markets, their financial strength could prevent us from capturing those markets. We may not successfully compete in any market in which we conduct or may conduct operations. In addition, in certain market segments, including psychiatry and surgery, we believe that we are not currently able to compete with existing potential competitors and, accordingly, we have designed our business plan to address other market segments.

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

Under the currently effective criteria for continued listing on the Nasdaq SmallCap Market, a company must maintain (a) either (i) $2,000,000 in net tangible assets, (ii) $500,000 net income in the last fiscal year, or (iii) market capitalization of $35 million, (b) a minimum bid price of $1.00, and (c) a public float of at least $1,000,000. By letter dated April 19, 2001, the Company was requested to provide to the Staff of the Nasdaq SmallCap Market a specific plan to achieve compliance with these criteria, in connection with its review of the Company's continuing eligibility for listing on the Nasdaq SmallCap Market. By letter dated June 14, 2001, the Company was notified that the Staff has determined that the Company complies with the Rule for continued listing and that the matter is closed. If we cannot maintain the standards for continued listing, our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com has been traded on the Nasdaq SmallCap Market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" since April 6, 1999. The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq:

                                                                    HIGH                LOW
                                                                    ----                ---
          1999
          From April 6, 1999 through June 30,1999                  $19.125           $  7.563
          Three months ended September 30, 1999                      8.500              4.000
          Three months ended December 31, 1999                      12.625              4.000

          2000
          Three months ended March 31, 2000                       $ 11.250           $  6.500
          Three months ended June 30,2000                            9.500              2.000
          Three months ended September 30, 2000                      4.813              1.625
          Three months ended December 31, 2000                       3.750              1.063

          2001
          Three months ended March 31, 2001                       $  2.313          $   1.063
          Three months ended June 30, 2001                           2.820              1.313
          Three months ended September 30, 2001                      3.290              1.250

The last reported sale price of the Common Stock on the Nasdaq SmallCap Market on September 28, 2001 was $1.59 per share. As of September 14, 2000, there were 2,192 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

In June 2001, we issued 16,000 shares of common stock with a fair market value of $41,600 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001.

In April 2001, we entered into an agreement with McKesson by which McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000 and the stock purchase warrant originally issued to McKesson in 1999 was cancelled. No registration rights were granted to McKesson for the shares acquired.

In March 2001, we completed a private placement of 400,000 shares of common stock issued to an accredited investor at $1.75 per share for net proceeds of $630,000. In April 2001, we granted warrants to purchase 40,000 shares of common stock to financial advisors that assisted us with the negotiation and structuring of such investment. The warrants are immediately exercisable at a price of $1.75 per share and expire on the second anniversary of the date of grant.

In October 2000, upon completion of our annual meeting, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of a share of the outstanding common stock on the date the options were granted.

In August 2000, we completed a private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000 to various accredited investors. In connection with the financing, we also issued warrants to purchase

270,000 shares of common stock at a price of $4.60 per share exercisable for a period of one year from their issue date and warrants to purchase 270,000 shares of common stock at a price of $5.60 exercisable for a period of two years from their issue date.

In June 2000, we completed a private placement of 1,000,000 shares of common stock issued to an accredited investor at $3.00 per share for net proceeds of $2,982,000.

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

Except as otherwise indicated, in each of the security issuances referenced above, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933. Except as indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. Except as otherwise indicated, the proceeds from each of the private placements referenced above was used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the private placements referenced above was exempt by virtue of Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that they were each "accredited investors," as defined in Rule 501 under the Securities Act of 1933, as well as highly sophisticated investors, and (ii) some of the investors in the 2000 private placements were existing stockholders of us at the time of such transaction. Each investor in such private placements, whether a new investor or existing investor, was afforded the right to conduct a complete due diligence review of us if they so desired, and was offered the opportunity to ask questions of, and receive answers from Claimsnet.com.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The financial statements as of, and for the years ended December 31, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. The financial statements as of, and for the years ended December 31, 1998, 1997 and 1996 have been audited by King Griffin & Adamson, P.C., independent auditors.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10-K.

                                                                                                                   April 8, 1996
                                                                        Year Ended December 31,                     (Inception
                                               ----------------------------------------------------------------       Through)
                                                  2000              1999               1998            1997             1996
                                                 ------            ------             ------          ------           ------
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues .................................     $  1,602,000      $    414,000      $   155,000      $    82,000      $       -
                                               ------------      ------------      -----------      -----------      ---------
Total operating expenses..................       19,432,000         8,485,000        4,510,000        2,514,000        148,000
                                               ------------      ------------      -----------      -----------      ---------
Interest expense - affiliate..............            6,000           142,000          314,000          390,000        158,000
Interest expense - bridge debt............                -           967,000                -                -              -
Interest income...........................         (141,000)         (322,000)          (6,000)         (41,000)             -
                                               ------------      ------------      -----------      -----------      ---------
Net loss..................................     $(17,695,000)     $ (8,858,000)     $(4,663,000)     $(2,781,000)     $(306,000)
                                               ============      ============      ===========      ===========      =========
Loss per weighted average common
  share outstanding (basic and diluted)...     $      (2.16)     $      (1.52)     $     (1.41)     $     (0.98)     $   (0.13)
                                               ============      ============      ===========      ===========      =========
Weighted average common shares
 outstanding (basic and diluted)..........        8,174,000         5,811,000        3,309,000        2,851,000      2,349,000
                                               ============      ============      ===========      ===========      ========


                                                                                   December 31,
                                               -------------------------------------------------------------------------------
                                                   2000             1999               1998             1997           1996
                                                  ------           ------             ------           ------         ------
BALANCE SHEET DATA:
-------------------
Current assets............................     $  1,562,000      $  7,124,000      $   105,000      $   419,000      $  16,000
Total assets..............................        3,076,000         9,034,000        1,653,000        2,175,000        978,000
Working capital (deficit).................       (1,348,000)        6,113,000       (1,089,000)          36,000         16,000
Long-term debt............................                -                 -        4,323,000        3,468,000      4,408,000
Accumulated deficit.......................      (34,303,000)      (16,608,000)      (7,750,000)      (3,087,000)      (306,000)
Stockholders' equity (deficit)............          166,000         7,971,000       (3,864,000)      (1,677,000)    (3,430,000)

                                                                                        Quarters
                                               ---------------------------------------------------------------------------------
                                                 First              Second            Third           Fourth           Total
                                                 -----              ------            -----           ------           -----
QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------
FISCAL 2000                                                         (Note 2)         (Note 3)         (Note 4)        (Note 5)
Revenues                                       $    280,000      $    330,000      $   483,000      $   509,000      $ 1,602,000
Gross loss (Note 1)                                (547,000)         (612,000)        (373,000)        (140,000)      (1,672,000)
Net loss                                         (1,934,000)       (9,308,000)      (3,728,000)      (2,725,000)     (17,695,000)
Basic loss per common share                           (0.29)            (1.20)           (0.41)           (0.30)           (2.16)

FISCAL 1999
Revenues                                             65,000            64,000           84,000          201,000          414,000
Gross loss (Note 1)                                (319,000)         (515,000)        (583,000)        (587,000)      (2,004,000)
Net loss                                         (2,475,000)       (1,914,000)       2,080,000)      (2,389,000)      (8,858,000)
Basic loss per common share                           (0.67)            (0.30)           (0.31)           (0.36)           (1.52)


(1) Quarterly gross loss has been revised to include amortization of software costs. Previously issued reports filed on forms 10-K and 10-Q reported those costs as operating expenses.

(2) The three months ended June 30, 2000 includes revenues of $15,000 and operating expenses of $7,020,000 (including $6,153,000 of purchased research and development costs) for a net loss of $7,005,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(3) The three months ended September 30, 2000 includes revenues of $19,000 and operating expenses of $2,206,000 (including $1,540,000 for impairment of acquired intangible assets) for a net loss of $2,187,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(4) The three months ended December 31, 2000 includes revenues of $24,000 and operating expenses of $1,481,000 (including $722,000 for impairment of acquired intangible assets) for a net loss of $1,457,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(5) The year ended December 31, 2000 includes revenues of $58,000 and operating expenses of $10,707,000 (including $8,415,000 for purchased research and development and impairment of acquired intangible assets) for a net loss of $10,649,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

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


IN GENERAL

As of December 31, 2000, we had a working capital deficit of $(1,348,000) and stockholders' equity of $166,000. We generated revenues of $1,602,000 for the year ended December 31, 2000, $414,000 for the year ended December 31, 1999 and $155,000 for the year ended December 31, 1998, incurred net losses since inception and had an accumulated deficit of ($34,303,000) at December 31, 2000. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2000, net cash used in operating activities was $6,737,000.

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

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

In June 2001, we issued 16,000 shares of common stock with a fair market value of $41,600 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001.

In April 2001, we entered into an agreement with McKesson by which McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000 and the stock purchase warrant originally issued to McKesson in 1999 was cancelled. No registration rights were granted to McKesson for the shares acquired.

In March 2001, we completed a private placement of 400,000 shares of common stock issued to an accredited investor at $1.75 per share for net proceeds of $630,000. In April 2001, we granted warrants to purchase 40,000 shares of common stock to financial advisors that assisted us with the negotiation and structuring of such investment. The warrants are immediately exercisable at a price of $1.75 per share and expire on the second anniversary of the date of grant.

In October 2000, upon completion of our annual meeting, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of a share of the outstanding common stock on the date the options were granted.

In August 2000, we completed a private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000 to various accredited investors. In connection with the financing, we also issued warrants to purchase 270,000 shares of common stock at a price of $4.60 per share exercisable for a period of one year from their issue date and warrants to purchase 270,000 shares of common stock at a price of $5.60 exercisable for a period of two years from their issue date.

In June 2000, we completed a private placement of 1,000,000 shares of common stock issued to an accredited investor at $3.00 per share for net proceeds of $2,982,000.

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

Except as otherwise indicated, in each of the security issuances referenced above, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933. Except as indicated, no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. Except as otherwise indicated, the proceeds from each of the private placements referenced above was used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the private placements referenced above was exempt by virtue of Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that they were each "accredited investors," as defined in Rule 501 under the Securities Act of 1933, as well as highly sophisticated investors, and (ii) some of the investors in the 2000 private placements were existing stockholders of us at the time of such transaction. Each investor in such private placements, whether a new investor or existing investor, was afforded the right to conduct a complete due diligence review of us if they so desired, and was offered the opportunity to ask questions of, and receive answers from Claimsnet.com.

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


RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

Revenues increased 287% to $1,602,000 in 2000 from $414,000 in 1999. Revenues of $681,000 and $87,000, respectively, during 2000 and 1999 are related to software license and support revenue under the McKesson Development and Services Agreement and revenues of $921,000 and $327,000, respectively during 2000 and 1999, are related to our Internet-based clients. Increased revenues from internet-based clients are attributable to volume and pricing improvements and increased customer interest in the patient statement product. Revenues from recurring revenue sources for 2000 represented 47% of total revenues. Recurring revenues were comprised of $644,000 from transaction-based fees and $115,000 from subscription fees. Revenues from non-recurring sources totaled $162,000 and were related to setup, support, and other fees. Revenues under the McKesson Development and Services Agreement accounted for approximately 43% of 2000 revenues and 21% of 1999 revenues.

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

COST OF REVENUES

Cost of revenues were $3,274,000 in 2000 compared to $2,418,000 for the prior year. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $394,000 for the year ended December 31, 2000 compared with $324,000 for 1999, an increase of 22%. Transaction processing expenses were $498,000 in 2000 compared to $208,000 in 1999, representing a 139% increase. Customer support operations expense increased by 62% to $1,832,000 in 2000 from $1,133,000 in 1999, while the number of accounts and providers served at the end of each year increased by 9% and 23%, respectively. The increases in customer support operations expense were primarily attributable to increased staffing. Amortization of software and development project amortization was $550,000 in 2000 compared to $753,000 in 1999, representing a 27% decrease. This decrease reflects completion of software development amortization in 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2,019,000 in 2000, compared with $981,000 in 1999, representing an increase of 106%. Research and development expenses are comprised of personnel costs and related expenses. No internal use software costs were capitalized in the current year compared to $161,000 capitalized during 1999. Development efforts during 2000 were concentrated on development of the McKesson project started during 1999 and additional development of HealthExchange(TM) products which have not yet reached marketability. Development efforts during 1999 relating to our proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on our centralized operating system. No costs were capitalized for these development efforts. Development costs capitalized during 1999 were related to several internal infrastructure system projects.

PURSCHASED RESEARCH AND DEVELOPMENT AND WRITE-OFF OF PURCHASED INTANGIBLES AND OTHER ASSETS

On April 18, 2000, the Company executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company ("VHx") to acquire selected properties and assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all efforts of VHx to develop products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members.

The Company allocated the purchase price to the various assets acquired using standard valuation methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. The initial results valued the intangible assets at $3,700,000 after charges to in-process technology of $6,154,000, recorded in the quarter ended June 30, 2000.

One of the significant assets acquired, an agreement with John Deere Health ("JDH") for development of an Enterprise Care Management System, required the parties to negotiate mutually agreeable business terms for delivery of the system after acceptance of beta testing. The Company and JDH were unable to reach such an agreement.

In November and December 2000, as a result of the inability to negotiate mutually agreeable business terms with JDH, an industry consolidation of system vendors, sluggish sales in the payer market, and dramatic changes in the financial markets, the Company substantially lowered its estimates of future revenues less costs of completing the product. The Company reevaluated the HealthExchange asset purchase using the same valuation methodologies and determined that there had been a total impairment of the assets acquired. The Company ceased further development of the HealthExchange(TM) products and all marketing efforts. As a result of the revised valuation, the Company recognized charges of $2,276,000 for the write-off of the unamortized balance of purchased intangibles and other assets.

AMORTIZATION OF INTANGIBLES

Amortization of intangible assets of $412,000 was recorded in 2000 on trademarks and non-compete agreements acquired in the April 18,2000 purchase of HealthExchange assets.

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


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

Revenues increased 167% to $414,000 in 1999 from $155,000 in 1998. Revenues of $87,000 during 1999 (21% of total revenues) are related to software license revenue under the McKesson Development and Services Agreement and revenues of $327,000 (79% of revenue) are related to our internet-based clients. Although we provided internet-based services during 1998, there were no related revenues recognized because we waived fees as an introductory promotional offer for our initial clients. We do not currently waive fees to new customers, although we still have some long-time customers for which some fees are waived. We do not recognize any revenues from waived fees. Revenues for 1998 were exclusively derived from the remaining business of Medica Systems, Inc. (Medica), which was acquired by us in June 1997. The acquisition was made primarily for the value of Medica's claims processing software technology. A majority of Medica's revenues related to business that was not transferable to our internet-based system. Nearly all of the Medica business was phased out during 1998. Revenues from recurring revenue sources for 1999 represented 61% of total revenues. Recurring revenues were comprised of $199,000 from transaction-based fees and $53,000 from subscription fees. Revenues from non-recurring sources totaled $75,000 and were related to setup, support, and other fees. Transactions processed by us increased 302% to 2,809,000 in 1999 from 699,000 in 1998, attributable to internal growth in the number of accounts and healthcare providers subscribing to our services. Additionally, 99.1% of all transactions were for physician and dental claim submission services. We had 365 accounts processing transactions for 3,001 providers at December 31, 1999 compared with 175 accounts and 1,364 providers at December 31, 1998, representing increases of 109% and 120%, respectively.

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

COST OF REVENUES

Cost of revenues were $2,418,000 in 1999 compared to $1,321,000 for the prior year. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses, and amortization of software. Data center expenses were $324,000 for 1999 compared with $114,000 for 1998, an increase of 184%. Transaction processing expenses were $208,000 in 1999 compared to $110,000 in 1998, representing a 89% increase. Customer support operations expense increased by 167% to $1,133,000 in 1999 from $425,000 in 1998, while the number of accounts and providers served at the end of each year increased by 109% and 120%, respectively. The increases in customer support operations expense were primarily attributable to increased staffing. Software amortization expenses and development project amortization increased 12% to $753,000 in 1999 from $672,000 in 1998 as a result of additional amortization for software costs capitalized in 1999.

RESEARCH AND DEVELOPMENT

Research and development expenses were $981,000 in 1999, compared with $531,000 in 1998, representing an increase of 85%. Research and development expenses are comprised of personnel costs and related expenses. Internal use software costs of $161,000, all related to several internal infrastructure system projects, were capitalized during 1999 while no costs were capitalized during 1998. Development efforts during both periods relating to our proprietary software system represented continuous incremental enhancements, which are individually and simultaneously implemented for all clients on our centralized operating system. No costs were capitalized for these development efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000 net cash used in operating activities of $6,496,000 was primarily attributable to operating losses of $17,695,000, less: non-cash amortizations and write offs of $8,842,000 associated with HECOM, depreciation of $855,000 and change in working capital of $1,162,000. The acquisition of HECOM assets in the second quarter of 2000 was responsible for $10,649,000 of our $17,695,000 net loss. The following table presents HECOM's impact on our consolidated statement of operations:

       Revenue                                                  $    58,000
                                                                -----------

       Cost of revenue                                               21,000
       Research and development                                     944,000
       Purchased research and development and write-off
         of intangible assets                                     8,430,000
       Amortization of intangibles                                  412,000
       Selling, general and administrative                          900,000
                                                                -----------
       Total operating expenses                                  10,707,000
                                                                -----------
       NET LOSS                                                 $10,649,000
                                                                ===========
In connection with the acquisition of HealthExchange assets, the Company has accrued contractual acquisition costs of $500,000 representing a disputed investment banking fee. There has been no resolution of the dispute or substantial discussions from which to better estimate either the amount, if any, or the timing of any such settlement.

For the year ended December 31, 1999 net cash used in operating activities of $6,264,000 was primarily attributable to operating losses of $8,858,000, less: depreciation of $882,000, issuance of common stock for services rendered of $276,000, amortization of debt discount and deferred financing costs related to bridge financing, and change in working capital of $361,000. For the year ended December 31, 1998 net cash used in operating activities of $2,994,000 was primarily attributable to operating losses of $4,663,000, less: depreciation of $707,000, non-cash write off of offering costs of $412,000 and change in working capital of $516,000.

Net cash provided by investing activities was $380,000 in 2000 compared to net cash used in investing activities in 1999 of $5,493,000 and $120,000 in 1998. Cash was provided in 2000 by the sale of $3,832,000 marketable securities and collection of employee loans. Primary uses in 2000 consisted of the purchase of $2,978,000 of intangible assets and research and development from the VHx Company, and the purchase of $499,000 in property and equipment.

Net cash used by investing activities in 1999 consisted of the net purchases of $3,832,000 of marketable securities and the purchases of $1,500,000 in property and equipment. In addition, we purchased operating licenses and began implementation for several internal support systems during 1999. In connection with the implementation of such systems, we capitalized $161,000 of internal development. Net cash was used in 1998 for purchase of property and equipment and loans to employees.

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

On April 12, 2001, we entered into an agreement with McKesson which superseded our October 1999 agreement. Under the 1999 Development and Services Agreement we
(a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and
(e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000 to us, (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled,
(d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and we agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) we will receive fees for transactions processed by the McKesson internet application, (g) we and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and
(h) we and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, we have contracted for McKesson processing services to print patient statements and submit claims to payers for certain of our customers, for which we pay McKesson fees for some transactions and share third party revenues for other transactions.

Pursuant to the 1999 Development and Services Agreement, we recorded cash payments received for development and license fees as deferred revenue and amortized the total expected contract payments to revenue ratably over the life of the contract. We recorded, in shareholders' equity, the imputed value of the warrant as deferred sales discount and amortized the amount as an offset to revenue ratably over the life of the license. During the year ended December 31, 2000, we received cash payments of $2,004,000 and recorded net revenue of $681,000 (net of $314,000 in deferred sales discount amortization). Pursuant to the processing services agreement, we recorded $411,000 of expense related to fees paid to McKesson and $79,000 of shared revenue for fees received from McKesson during the year ended December 31, 2000. We have no other customers for which we are providing services substantially similar to those under the

Development and Services Agreement. The fees paid to and received from McKesson pursuant to the processing services agreement are similar to fees with non-affiliates. The renegotiated agreement eliminates future payments for services and fees that accounted for nearly all of the $681,000 of revenue recognized pursuant to the McKesson agreement for the year ended December 31, 2000. The new agreement will, therefore, have a material effect on our near term financial results. The nature of all future cash payments to be received pursuant to the new McKesson agreement are dependent on the volume of services provided. Since the new agreement already eliminates any future guaranteed payments, in the event of complete termination of the McKesson agreement, our future business prospects and results of operations could be negatively effected, but it would not have a significant impact on our current evaluation of liquidity and capital resources because that evaluation included de minimus revenues from McKesson. We expect to replace the lost revenues primarily by a combination (a) fees from increasing transaction volumes with our existing customers and business partners, including McKesson, (b) fees from new customers and business partners, and (c) fees generated by services for additional types of health care transactions.

Net cash provided by financing was $14,734,000 in 1999 as a result of: sales in February 1999 of Series A 12% Subordinated Notes ("Notes") along with 125,000 shares of common stock for net proceeds of $892,000; sales in April 1999 of 2,875,000 shares of common stock in an initial public offering at $8.00 per share for net proceeds of $19,515,000; and borrowings of $911,000 against a line of credit facility with American Medical Finance, Inc., a related party. Net cash from the initial public offering was used to repay: $5,234,000 of outstanding principal and accrued interest on the 9.5% note payable and line of credit facility with American Medical Finance, Inc.; $1,000,000 of outstanding principal and accrued interest under the Series A 12% Subordinated Notes; and $350,000 of contingent notes.

Net cash provided by financing was $2,763,000 in 1998 as a result of private placement of 27,512 shares of common stock for net proceeds of $2,025,000 and borrowings of $1,530,000 against a line of credit facility with American Medical Finance, Inc. Net cash of $792,000 was used for payment of deferred financing costs associated with failed initial public offering attempts.

In the foregoing financing we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $1,225,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 and
(ii)$90,000 for capital expenditures. The projected net cash operating losses for 2001 are based upon annualized actual results for January and February 2001, and a further loss of $477,000 for the effect of the restructured agreement with McKesson. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy our capital requirements through December 31, 2001. Our belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $1,225,000 and a $500,000 disputed accrued liability which we do not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 and
(ii)$90,000 for capital expenditures. The projected net cash operating losses for 2001 are based upon annualized actual results for January and February 2001, and a further loss of $477,000 for the effect of the restructured agreement with McKesson. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy our capital requirements for this period. We are currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

At December 31, 2000 we had $91,000 in cash accounts which were subject to interest rate fluctuations. Changes in interest rates will not materially effect our operations. We operate in the United States and are not subject to foreign currency fluctuations and run away inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Below is an index of financial statements. The financial statements required by this item begin at page F-1 hereof.

                                                                                  Page
                                                                                  ----
   Independent Auditors' Report                                                   F-1
   Independent Auditors' Report                                                   F-2
   Consolidated Balance Sheets - December 31, 2000 and 1999                       F-3
   Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                             F-4
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the Years Ended December 31, 2000, 1999 and 1998                         F-5
   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                             F-6
   Notes to Consolidated Financial Statements                                     F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, inc.

     We have audited the accompanying consolidated balance sheets of Claimsnet.com, inc. and subsidiaries as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. Our audit also included the financial statement schedule listed at 14(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2000, and 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


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



                                      /S/ KING GRIFFIN & ADAMSON, P.C.


Dallas, Texas
January 22, 1999

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                   December 31,
                                                                                         ----------------------------
                                                                                           2000               1999
                                                                                           ----               ----
                               ASSETS
CURRENT ASSETS
Cash and equivalents                                                                     $  1,132            $  3,021
Marketable securities                                                                          --               3,832
Accounts receivable, net of allowance for doubtful accounts of
  $29 and $26 in 2000 and 1999, respectively                                                  307                  98
Interest receivable                                                                            --                 100
Prepaid expenses and other current assets                                                     123                  73
                                                                                         --------            --------
       Total current assets                                                                 1,562               7,124
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                                              1,875               1,617
Software development costs                                                                  2,351               2,110
Furniture and fixtures                                                                        125                 109
Office equipment                                                                               25                  25
Leasehold improvements                                                                         --                  31
                                                                                         --------            --------
                                                                                            4,376               3,892
Accumulated depreciation and amortization                                                  (2,862)             (2,007)
                                                                                         --------            --------
   Total equipment, fixtures and software                                                   1,514               1,885

OTHER ASSETS                                                                                   --                  25
                                                                                         --------            --------
TOTAL ASSETS                                                                             $  3,076            $  9,034
                                                                                         ========            ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                      $    434            $    554
   Accrued severance                                                                          363                  --
   Accrued acquisition costs                                                                  500                  --
   Accrued payroll and other current liabilities                                              388                 398
   Deferred revenues                                                                        1,225                 111
                                                                                         --------            --------
TOTAL CURRENT LIABILITIES                                                                   2,910               1,063

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; 4,000,000 shares authorized, no shares issued or outstanding
   Common stock, $.001 par value; 40,000,000 shares authorized; 9,195,000 shares
     and 6,625,000 shares issued as of December 31, 2000 and 1999, respectively                 9                   7
   Additional capital                                                                      36,820              26,220
   Deferred sales discount                                                                 (1,334)             (1,648)
   Accumulated deficit                                                                    (34,303)            (16,608)
   Treasury stock, 644,000 shares, at cost                                                 (1,026)                 --
                                                                                         --------            --------
       Total stockholders' equity                                                             166               7,971
                                                                                         --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  3,076            $  9,034
                                                                                         ========            ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                            Year Ended December 31,
                                                                     -----------------------------------
                                                                       2000          1999          1998
                                                                       ----          ----          ----
REVENUES                                                             $  1,602        $ 414        $  155

Cost of revenues                                                        3,274        2,418         1,321
                                                                     --------        -----        ------
Gross loss                                                             (1,672)      (2,004)       (1,166)
                                                                     --------       -------       ------
OPERATING EXPENSES:
 Research and development                                              2,019           981           531
 Purchased research and development and write-off of
  purchased intangibles and other assets                                8,430           --            --
 Amortization of intangibles                                              412           --            --
 Selling, general and administrative                                    5,297        5,086         2,658
                                                                     --------       ------        ------
LOSS FROM OPERATIONS                                                  (17,830)      (8,071)       (4,355)
                                                                     --------       -------       ------
OTHER INCOME (EXPENSE)
 Interest expense-affiliate                                                (6)        (142)         (314)
 Interest expense-bridge debt                                              --         (967)           --
 Interest income                                                          141          322             6
                                                                     --------       -------       ------
   Total Other Income (Expense)                                           135         (787)         (308)
                                                                     --------       -------       ------

NET LOSS                                                             $(17,695)     $(8,858)      $(4,663)
                                                                     ========      =======       =======
NET LOSS PER SHARE - BASIC AND DILUTED                               $  (2.16)     $ (1.52)      $ (1.41)
                                                                     ========      =======       =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (Basic and diluted)                                         8,174        5,811         3,309
                                                                     ========      =======       =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)

                                                                                                                      Total
                                     Number of   Common   Additional   Deferred Sales   Accumulated   Treasury     Stockholders'
                                      Shares     Stock     Capital        Discount        Deficit      Stock      Equity (Deficit)
                                     ---------   ------   ----------   --------------   -----------   --------    ----------------
Balances at January 1, 1998            3,111      $ 3       $ 1,407        $    --       $ (3,087)    $    --        $ (1,677)

Sale of stock for cash                   514        1         2,475           --               --          --           2,476

Net loss                                  --       --            --           --           (4,663)         --          (4,663)
                                       -----      ---       -------        -------       --------     -------        --------
Balances at December 31, 1998          3,625        4         3,882             --         (7,750)         --          (3,864)
                                       -----      ---       -------        -------       --------     -------        --------
Issuance of common stock with
 Series A 12% Subordinated Notes         125       --           850             --             --          --             850

Non-employee stock option grants          --       --           155             --             --          --             155

Issuance of common stock warrants         --       --           121             --             --          --             121

Sale of common stock in initial
 public offering                       2,875        3        19,512             --             --          --          19,515

Issuance of warrants in connection
 with development agreement               --       --         1,700         (1,700)            --          --              --

Amortization of deferred
 sales discount                           --       --            --             52             --          --              52

Net loss                                  --       --            --             --         (8,858)         --          (8,858)
                                        -----     ---       -------        -------       --------     -------        --------
Balances at December 31, 1999          6,625        7        26,220         (1,648)       (16,608)         --           7,971
                                       -----      ---       -------        -------       --------     -------        --------
Sale of common stock                   1,370        1         4,226             --             --          --           4,227

Issuance of common stock for asset
 purchase                              1,200        1         6,374             --             --          --           6,375

Return to treasury of stock issued
 for asset purchase                     (888)      --            --             --             --      (1,415)         (1,415)

Issuance from treasury of common
 stock for settlement of acquired
 obligation                              244       --            --             --             --         389             389

Amortization of deferred sales
 discount                                 --       --            --            314             --          --             314

Net loss                                  --       --            --             --        (17,695)         --         (17,695)
                                       -----      ---       -------        -------       --------     -------        --------
Balances at December 31, 2000          8,551      $ 9       $36,820        $(1,334)      $(34,303)    $(1,026)       $    166
                                       =====      ===       =======        =======       ========     =======        ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                           Year Ended December 31,
                                                                                   2000           1999            1998
                                                                                 --------       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(17,695)         $(8,858)         $(4,663)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                                                  855              882              707
     Common stock issued for services                                                --              276               --
     Provision for doubtful accounts                                                 27               65               34
     Amortization  of intangibles                                                   412               --               --
     Purchased research and development and write off of
       purchased intangibles                                                      8,415               --               --
    Write-off of property and equipment                                              15               --               --
     Amortization of debt discount and deferred financing costs                      --              958               --
     Offering costs written off                                                      --               --              412
     Amortization of deferred sales discount                                        313               52               --
     Changes in operating assets and liabilities, net of acquisitions:
       Accounts receivable                                                         (236)            (121)             (62)
       Prepaid expenses and other current assets                                     51             (154)              (9)
       Accounts payable and other accrued expenses                                 (130)             525              587
       Accrued severance                                                            363               --               --
       Deferred revenues                                                          1,114              111               --
                                                                               --------          -------          -------
  Net cash used in operating activities                                          (6,496)          (6,264)          (2,994)
                                                                               --------          -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                 --           (5,757)              --
   Proceeds from sale of marketable securities                                    3,832            1,925               --
   Purchase of intangible assets and research and development                    (2,978)              --               --
   Employee loan                                                                     25               --              (25)
   Purchase of property and equipment                                              (499)          (1,500)             (95)
   Capitalized cost of internal software development                                 --             (161)              --
                                                                               --------          -------          -------
   Net cash provided by (used in) investing activities                              380           (5,493)            (120)
                                                                               --------          -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in line of credit - affiliate                                            --              911            1,530
   Payments of notes and line of credit - affiliate                                  --           (5,234)              --
   Issuance of Series A 12% Subordinated Notes                                       --              892               --
   Payment of Series A 12% Subordinated Notes                                        --           (1,000)              --
   Payment of contingent notes                                                       --             (350)              --
   Proceeds from issuance of common stock                                         4,227           19,515            2,025
   Payments of deferred offering costs                                               --               --             (792)
                                                                               --------          -------          -------
   Net cash provided by financing activities                                      4,227           14,734            2,763
                                                                               --------          -------          -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  (1,889)           2,977             (351)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                           3,021               44              395
                                                                               --------          -------          -------
CASH AND EQUIVALENTS, END OF YEAR                                              $  1,132          $ 3,021          $    44
                                                                               ========          =======          =======

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In Thousands)

                                                                                           Year Ended December 31,
                                                                                 2000              1999              1998
                                                                               --------          --------           --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON CASH TRANSACTIONS:

Common stock issued in connection with Series A
12% Subordinated Notes                                                         $     --          $   850          $    --
                                                                               ========          =======          =======
Conversion of portion of line of credit - affiliate
 to equity                                                                     $     --          $    --          $   450
                                                                               ========          =======          =======
Common stock warrants issued in connection with development
 and services agreement                                                        $     --          $ 1,700          $    --
                                                                               ========          =======          =======

Issuance of common stock for intangible assets and research
 and development                                                               $  6,375          $    --          $    --
                                                                               ========          =======          =======

Return to treasury of stock issued for asset purchase                          $ (1,415)         $    --          $    --
                                                                               ========          =======          =======

Issuance from treasury of common stock for settlement of
 acquired obligation                                                           $    389          $    --          $    --
                                                                               ========          =======          =======

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

On April 12, 2001, the Company entered into an agreement with McKessonHBOC ("McKesson") that superseded its October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share, for net proceeds of $2,650,000, and paid a one-time fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain Claimsnet operating requirements to provide dedicated system hosting, operations, and support services, and eliminates future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which Claimsnet and McKesson may jointly pursue.

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

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed funding will be sufficient to satisfy the Company's capital requirements through December 31, 2001. This belief is based on the existence of net working capital of $377,000 at December 31, 2000, excluding deferred revenue of $1,225,000 and a $500,000 disputed liability which has been accrued and which the Company does not expect to require a cash settlement in 2001; plus net cash proceeds of $3,880,000 received from transactions described above, less (i)$3,849,000 of net cash operating losses for 2001 and (ii)$90,000 for capital expenditures. The projected net cash operating losses for 2001 are based upon annualized actual results for January and February 2001, and a further loss of $477,000 for the effect of the restructured agreement with McKesson. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy capital requirements for this period. The Company is currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of the Company's business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

REVENUE RECOGNITION

The Company enters into services agreements with its customers to provide access to its hosted software platform for processing of customer transactions, including base level support. The customers are not entitled to delivery of the Company's software at any time during or at the end of the agreements. The customers access the Company's hosted software platform via the internet with no additional software required to be located on the customer's systems. Customers pay transaction fees and pay time and materials charges for support above the base level and one customer pays monthly hosting fees for dedicated servers and databases. Customer agreements also may (i) provide for development fees related to private labeling of the Company's software platform (ie access to the Company's servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and (ii) have periodic license fees. The Company accounts for its service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. The Company does not segment these services and use the contractual allocation to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. The Company recognizes service fees for transactions, above base support and monthly hosting as the services are performed.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs capitalized through December 31, 2000 were $2,351,000. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of 3 years. Amortization expense related to internally developed software totaled $292,000, $673,000 and $629,000 for 2000, 1999 and 1998, respectively.

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

The Company allocated the purchase price to the various assets acquired using standard valuation methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. A blended state and federal effective tax rate of 40% was applied to the cash flows. These cash flows were discounted to their present value using discount rates between 60 and 70 percent, reflective of development products at similar risk. The initial results valued the intangible assets at $3,700,000 after charges to in-process technology of $6,154,000, recorded in the quarter ended June 30, 2000.

In November 2000, as a result of revised expectations due to the inability to negotiate mutually agreeable business terms with JDH, the Company reevaluated the HealthExchange asset purchase using the same valuation methodologies and determined that there had been an impairment of the assets acquired. The revised valuation valued the intangible assets acquired at $400,000.

In December 2000, in recognition of the sluggish growth in potential customers, and future cash requirements to continue product development, the Company decided to postpone further development of the HealthExchange(TM) products and terminate the Atlanta facility. The residual value of intangible assets was written off.

As a result of the revised valuation of intangible assets acquired and the revised agreement and return of escrowed shares described above, the Company

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE C--HEALTHEXCHANGE ASSET ACQUISITION (CONTINUED)

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

The following table reflects the impact of HECOM upon the Company's current year operations:

        Revenue                                                   $    58,000
                                                                  -----------

        Cost of sales                                                  21,000
        Research and development                                      944,000
        Purchased research and development and write-off
          of intangible assets                                      8,430,000
        Amortization of intangibles                                   412,000
        Selling, general and administrative                           900,000
                                                                  -----------
        Total operating expenses                                   10,707,000
                                                                  -----------
        NET LOSS                                                  $10,649,000
                                                                  ===========

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

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:

                                                                 December 31,
                                                             2000                 1999
                                                             ----                 ----
   Benefit computed at federal statutory rate             $(6,016,300)         $(3,012,000)
   Permanent differences                                       60,591              167,000
   State income tax benefit, net of federal
    tax effect at state statutory rate                       (520,249)            (263,000)
   Increase in valuation reserve                            6,475,958            3,108,000
                                                          -----------          -----------
                                                          $        --                   --
                                                          ===========          ===========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


NOTE E--INCOME TAXES (CONTINUED)

The components of the deferred tax assets and liabilities are as follows:

                                                                    December 31,
                                                             2000                  1999
                                                             ----                  ----
         Deferred tax assets:
           Net operating loss carryforwards               $ 9,135,592          $ 6,058,525
           Intangible assets                                3,263,712                   --
           Fixed assets                                            --               29,738
           Allowance for doubtful accounts                     10,721                9,871
                                                          -----------          -----------
         Total deferred tax assets                         12,410,025            6,098,134
         Valuation allowance for deferred tax assets      (12,362,092)          (5,886,134)
                                                          -----------          -----------

         Deferred tax liabilities:
           Equipment and fixtures                             (47,933)            (212,000)
                                                          -----------          -----------
         Deferred income tax assets, net of
           deferred tax liabilities                       $        --          $        --
                                                          ===========          ===========

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

NOTE G--STOCKHOLDERS' EQUITY

In 2000, the Company sold 1,370,000 shares of common stock in private placements to various accredited investors at prices between $3.00 and $3.50 per share for proceeds of $4,227,000. In connection with the financings, the Company issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

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

In connection with the Company's initial public offering ("IPO"), 2,875,000 shares of common stock were sold in April and May 1999 at a price of $8.00 per share. The net proceeds to the Company (after deducting the underwriting discounts and offering expenses payable by the Company) were approximately $19.5 million. The Company also issued underwriter warrants to purchase an aggregate of 250,000 shares of common stock at a price of $13.20 per share, exercisable between the first and fourth anniversaries of the date of grant.

In connection with the initial public offering, the Company granted employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan, 27,000 of which were granted to non-employees. Total shares authorized for grant under the 1997 Plan are 1,307,692. The options were granted at a price of $8.00 or $8.80 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

anniversaries of the grant. The non-employee options were granted for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees required a charge to earnings equal to the imputed value of the options as of March 31, 1999, which was estimated at $5.73 per option using the Black-Scholes valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). This resulted in a one-time expense of $155,000.

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

Also in connection with the initial public offering, the Company issued warrants to purchase an aggregate of 20,000 shares of common stock at a price of $8.80 per share, exercisable between the first and fifth anniversaries of the date of grant. The warrants are fully vested and were issued for past services and, therefore, required a charge to earnings equal to the imputed value of the warrants, which was estimated at $6.07 per share using the Black-Scholes valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). Therefore, the Company recognized a one-time expense of $121,400 as of March 31, 1999 related to the issuance of warrants.

In November 1999, the Company granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Stock Option Plan, 5,000 of which were granted to a non-employee. The options provide for an exercise price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant. The options granted to the non-employee were valued at $5.06 per share based on the Black-Scholes valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). The expense is being recognized ratably over the four year vesting period.

In October 1999 Claimsnet.com entered into a Development and Services Agreement (the "Agreement") with McKesson, whereby the Company has granted McKesson a multi-year, non-exclusive, private label license for certain of the Company's proprietary technology and has agreed to manage McKesson's operation of the system on a fully outsourced basis. In connection with the Agreement, the Company issued McKesson a warrant to purchase 819,184 shares of common stock at an exercise price of $7.00 per share. The fair market value of the Company's Common Stock on the date the warrant was granted was $4.25 a share. The warrant is immediately exercisable and can be exercised at any time through October 27, 2002. The imputed value of the warrant, which was estimated at approximately $1,700,000 using the Black-Scholes valuation method (using the following assumptions: life of three years, risk free rate of 6 percent, no dividends during the life, and a volatility of 0.76), is being amortized ratably over the three year life of the agreement as a direct reduction of revenues generated by the Agreement. (See Note J-Subsequent Events, for April 2001 restructuring of the agreement.)

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

The following table summarizes the stock option activity related to the Company:

                                                       NUMBER OF         PER SHARE        WEIGHTED AVERAGE
                                                        SHARES            EXERCISE         EXERCISE PRICE
                                                       ---------         ---------        ----------------
Outstanding options-January 1, 1999                        --           $       --           $     --
    Granted                                           562,500            7.00-8.80               8.03
    Cancelled                                         (41,500)                8.00               8.00
                                                      -------           ----------             ------
Outstanding options-December 31, 1999                 521,000            7.00-8.80               8.03
    Granted                                           220,000            2.38-8.00               7.36
    Expired                                          (213,462)           7.00-8.00               7.44
                                                     --------           ----------             ------
Outstanding options-December 31, 2000                 527,538           $2.38-8.80           $   7.67
                                                     ========           ==========           ========
Options exercisable-December 31, 2000                 150,463           $7.00-8.80           $   7.94
                                                     ========           ==========           ========

Outstanding options as of December 31, 2000, had a weighted average remaining contractual life of approximately 8.7 years and a weighted average fair value at issuance of $4.66 based on the Black-Scholes value method. Options available for grant under the Company's 1997 Stock Option Plan at December 31, 2000, were 885,154, and under the Company's Directors' Plan were 6,538.

The following table summarizes the warrant activity related to employee grants:


                                                       NUMBER OF         PER SHARE        WEIGHTED AVERAGE
                                                        SHARES            EXERCISE         EXERCISE PRICE
                                                       ---------         ---------        ----------------
Outstanding employee warrants-January 1, 2000              --                   --                 --
    Granted                                           178,250           $     3.00           $   3.00
    Expired                                           (33,800)                3.00               3.00
                                                     --------           ----------           --------
Outstanding employee warrants-December 31, 2000       144,450           $     3.00           $   3.00
                                                     ========           ==========           ========
Employee warrants exercisable-December 31, 2000            --                   --                 --
                                                     ========           ==========           ========

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

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. One such dispute relates to a $500,000 amount associated with the acquisition of HealthExchange assets in April 2000, which is accrued in current liabilities as of December 31, 2000. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

In March 2001, the Company completed the private placement of 400,000 shares of common stock to an accredited investor at $1.75 per share for net proceeds of $630,000.

On April 12, 2001, the Company entered into an agreement with McKessonHBOC ("McKesson") that superseded its October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE J--SUBSEQUENT EVENTS (CONTINUED)

share, for net proceeds of $2,650,000, and paid a one-time fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain Claimsnet operating requirements to provide dedicated system hosting, operations, and support services, and eliminates future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which Claimsnet and McKesson may jointly pursue. No registration rights were granted to McKesson for the shares acquired.

Pursuant to the October 1999 agreement, through March 31, 2001 the Company (a) received payments in the aggregate amount of $2,202,000 (of which approximately $1,200,000 was received in December 2000) related to development and license fee provisions, which were recorded as deferred revenue and were being accounted for by amortizing the total amount, received and to be received, of approximately $4,500,000 ratably over the expected contract life of 65 months, (b) expended $428,000 related to development and implementation costs, which was recorded as software development costs on the balance sheet, and was being amortized ratably over the expected contract period of 65 months, and (c)recorded in equity a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant, which was being amortized ratably over the expected contract period of 65 months. As of March 31, 2001 the Company had amortized $1,187,000 of the deferred revenue into revenue, $112,000 of the deferred development costs into cost of revenues, and $445,000 of the deferred sales discount as a reduction of revenues, leaving balances of $1,015,000, $316,000 and $1,255,000, respectively. As of March 31, 2001, the
Company accrued the $200,000 payment, received in April in connection with the contract modification, as additional deferred revenue. As a result of the April 2001 modification of the 1999 contract with McKesson, as of March 31, 2001 the Company offset the remaining deferred sales discounts against the remaining deferred revenue. Although the new agreement with McKesson permits them to continue to use the software which the Company had developed specifically to process their transactions, there was no requirement for them to use the system and no ability to project future transaction revenues.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME                                 AGE        POSITION
----                                 ---        --------
Bo W. Lycke ..................        55        Chairman of the Board of Directors, President, Chief Executive Officer, and
                                                Class I Director
Paul W. Miller ...............        45        Senior Vice President, Chief Operating Officer, and Chief Financial Officer
Patricia Davis ...............        45        Senior Vice President of Sales and Operations
Jeff P. Baird ................        39        Senior Vice President of Technology
Abbas R. Kafi ................        48        Senior Vice President and Chief Technology Officer
Ward L. Bensen  ..............        58        Class I Director, Treasurer
Robert H. Brown, Jr. .........        47        Class I Director
Sture Hedlund ................        62        Class II Director
John C. Willems, III .........        45        Class II Director
Wescott W. Price, III ........        61        Class II Director

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

JEFF P. BAIRD has served as our Senior Vice President of Technology since joining the Company in June 2001. He has over 15 years technical leadership experience in health care technology business planning, product development, systems engineering and integration, quality assurance, and IT infrastructure design, implementation and operational support. From July 2000 to June 2001Mr. Baird was Senior Manager of Web Architecture for First Consulting Group (FCG) providing strategic technical leadership to large health delivery and health plan organizations. From December 1995 to July 2000 Mr. Baird was Vice President of Information Technology for Caredata.com, a leading healthcare intelligence provider and Internet content destination. Other prior positions of Mr. Baird include Director, Product Development for S2 Systems, a commercial software development company specializing in Electronic Data Interchange (EDI), and Director, Systems Development and Support for Equifax Healthcare Administrative Services, a healthcare cost management company.

ABBAS R. KAFI served as our Chief Technology Officer from August 2000 until his cessation of employment in June 2001 and was our Vice President of Information Systems from July 1998 until August 2000. Mr. Kafi has over 17 years of software development and information systems management experience. From August 1996 to July 1998 Mr. Kafi served as Senior Director, Business Systems Development and Operations for Citizens Communications, Inc. in Dallas, Texas, where he was responsible for supporting services for 1.2 million customers nationwide. From September 1995 to August 1996, Mr. Kafi served as Executive Director of Information Technology for PrimeCo Personal Communications, L.P., Dallas, Texas, during its start up period. At PrimeCo, Mr. Kafi was responsible for designing, developing, and implementing a state of the art client/server environment capable of supporting 4.0 million subscribers nationwide. Mr. Kafi's prior experience includes software development and management positions with Value-Added Communication, USDATA Corporation, Harris Corporation, and American Micro Products.

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


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                                                                                                                          SECURITIES
                                                                                                                          UNDERLYING
                                                                                                                           OPTIONS/
NAME AND PRINCIPAL POSITION                                           YEAR               SALARY             BONUS          WARRANTS
---------------------------                                           ----               ------             -----         ----------
Bo W. Lycke .................................................         2000              $263,173           $11,891          22,500
  Chairman of the Board of Directors, President,                      1999               258,390                --          20,000
  and Chief Executive Officer                                         1998               108,333                --              --
Terry A. Lee(1) ............................................          2000               231,729             3,868              --
  Former Executive Vice President and Chief Operating Officer         1999               140,865            15,000          20,000
                                                                      1998               125,000                --         109,189
Paul W. Miller(2)  .........................................          2000               130,192             7,723          12,000
  Senior Vice President, Chief Operating Officer, and Chief           1999               106,345            31,487          50,000
  Financial Officer                                                   1998               100,000           200,000              --
Abbas R. Kafi ..............................................          2000               139,462             2,759          32,000
  Senior Vice President and Chief Technology Officer                  1999               125,000            15,512          12,000
                                                                      1998                55,288               --               --
Patricia Davis(3) ...........................................         2000               109,680             3,482          12,000
  Senior Vice President of Sales and Operations                       1999               19,961                850           8,000

(1) Mr. Lee served as Executive Vice President and Chief Operating Officer from September 1997 to June 2000. Mr. Lee's salary for the year ended December 31, 2000 includes $162,500 pursuant to a severance agreement.
(2)  Mr. Miller was appointed Chief Operating Officer in October 2000.
(3)  Ms. Davis joined us in October 1999.


The following table provides information on the value of each of the named executive officers' options at December 31, 2001:

AGGREGATED OPTION/WARRANT EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                                         NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED          IN THE MONEY OPTIONS/
                                                         OPTIONS/WARRANTS AT                WARRANTS AT
                               SHARES                   DECEMBER 31, 2000 (#)           DECEMBER 31, 2000 ($)
                              ACQUIRED       VALUE     -----------------------          ---------------------
                            ON EXERCISE     REALIZED          EXERCISABLE/                   EXERCISABLE/
NAME                         (#)            ($)            UNEXERCISABLE                    UNEXERCISABLE
----                        -----------     --------   -----------------------          ----------------------
Bo W. Lycke                      --            --         5,000 / 37,500                      -- / --
Terry A. Lee                     --            --       114,189 / -- (1)                      -- / --
Paul W. Miller                   --            --        12,500 / 49,500                      -- / --
Abbas R. Kafi                    --            --         3,000 / 39,000                      -- / --
Patricia Davis                   --            --         2,000 / 18,000                      -- / --

(1) Mr. Lee forfeited all unexercisable options upon termination of employment in June 2000.

Calculated based upon the fair market value share price of $1.25 on December, 2000, less the share price to be paid upon exercise. There is no guarantee that if and when these options are exercised they will have this value.

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

The following table summarizes the stock option activity related to the Company:



                                          NUMBER OF      PER SHARE   WEIGHTED AVERAGE
                                           SHARES        EXERCISE     EXERCISE PRICE
                                         ----------      ---------   ----------------
Outstanding options-January 1, 1999           --        $    --         $    --
    Granted                                562,500        7.00-8.80         8.03
    Cancelled                              (41,500)         8.00            8.00
                                          --------      -----------     --------
Outstanding options-December 31, 1999      521,000        7.00-8.80         8.03
    Granted                                220,000        2.38-8.00         7.36
    Expired                               (213,462)       7.00-8.00         7.44
                                          --------      -----------     --------
Outstanding options-December 31, 2000      527,538      $ 2.38-8.80     $   7.67
                                          ========      ===========     ========
Options exercisable-December 31, 2000      150,463      $ 7.00-8.80     $   7.94
                                          ========      ===========     ========


Outstanding options as of December 31, 2000, had a weighted average remaining contractual life of approximately 8.7 years and a weighted average fair value at issuance of $4.66 based on the Black-Scholes value method.

The following table summarizes the warrant activity related to employee grants:


                                                                                NUMBER OF          PER SHARE     WEIGHTED AVERAGE
                                                                                 SHARES             EXERCISE       EXERCISE PRICE
                                                                                --------           ---------     ----------------
Outstanding employee warrants-January 1, 2000
    Granted                                                                      178,250              $3.00            $ 3.00
    Expired                                                                      (33,800)              3.00              3.00
                                                                                 -------              -----            ------
Outstanding employee warrants-December 31, 2000                                  144,450              $3.00            $ 3.00
                                                                                 =======              =====            ======
Employee warrants exercisable-December 31, 2000                                      -                   -                 -
                                                                                 =======              =====            ======


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

                                INDIVIDUAL GRANTS



                    Number of        % of Total                                                Potential Realizable
                   Securities       Options and                                               Value at Assumed Annual
                   Underlying         Warrants                                                 Rates of Stock Price
                  Options and        Granted to          Exercise                             Appreciation for Option    Alternative
                    Warrants        Employees in           Price                                 or Warrant Term(1)      Grant Date
Name                Granted          Fiscal Year         ($/Share)      Expiration Date          5%             10%       Value (2)
------------------------------------------------------------------------------------------------------------------------------------
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

Insofar as indemnification for liability arising under the Securities Act of 1933 may be permitted to our directors, officers, and controlling persons as stated in the foregoing provisions or otherwise, we have been advised that, in the opinion of the Commission, this indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

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


                                                                                          SHARES BENEFICIALLY OWNED
                                                                                ----------------------------------------------
NAME AND ADDRESS                                                                     NUMBER OF             PERCENT
OF BENEFICIAL OWNER                                                                    SHARES               OWNED
-------------------                                                                  ----------            -------
Bo W. Lycke (1) (2) (6) .........................................................     1,737,993              20.3%
Terry A. Lee (6) (12) ...........................................................       160,573               1.9
Paul W. Miller (5) ..............................................................        14,100                *
Abbas R. Kafi  (8) ..............................................................         3,000                *
Ward L. Bensen (1) (3) ..........................................................       701,904               8.2
Robert H. Brown, Jr. (1) (4) (6)  ...............................................       802,354               9.4
Sture Hedlund (7) ...............................................................       117,008               1.4
John C. Willems, III (9) ........................................................        14,277                *
Westcott W. Price III (10) ......................................................        55,000                *
Patricia Davis (11) .............................................................         2,100                *
American Medical Finance ........................................................       481,603               5.6
12801 N. Central Expressway
Suite 1515, Dallas, Texas 75243
McKesson HBOC, Inc. (14) ........................................................       819,184               9.6
One Post Street
San Francisco, California 94104
Sinclair Restructuring Fund .....................................................     1,000,000              11.7
One Post Street
San Francisco, California 94104
All our directors and executive officers as a
group (10) persons) (13) ........................................................     2,416,638              29.0


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

On April 12, 2001, we entered into an agreement with McKesson which superseded our October 1999 agreement. Under the 1999 Development and Services Agreement we
(a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and
(e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000 to us, (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled,
(d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and we agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) we will receive fees for transactions processed by the McKesson internet application, (g) we and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and
(h) we and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, we have contracted for McKesson processing services to print patient statements and submit claims to payers for certain of our customers, for which we pay McKesson fees for some transactions and share third party revenues for other transactions.

Pursuant to the 1999 Development and Services Agreement, we recorded cash payments received for development and license fees as deferred revenue and amortized the total expected contract payments to revenue ratably over the life of the contract. We recorded, in shareholders' equity, the imputed value of the warrant as deferred sales discount and amortized the amount as an offset to revenues ratably over the life of the license. During the year ended December 31, 2000, we received cash payments of $2,004,000 and recorded net revenue of $681,000 (net of $314,000 in deferred sales discount amortization). Pursuant to the processing services agreement, we recorded $411,000 of expense related to fees paid to McKesson and $79,000 of shared revenue for fees received from McKesson during the year ended December 31, 2000. We have no other customers for which we are providing services substantially similar to those under the Development and Services Agreement. The fees paid to and received from McKesson pursuant to the processing services agreement are similar to fees with non-affiliates.

All future transactions between us and our officers, directors, and 5% stockholders will be on terms no less favorable to us than can be obtained from unaffiliated third parties and will be approved by a majority of our independent and disinterested directors.

                                 PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 28 of this report

(b)   Financial Statement Schedule: See page 43 of this report

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

10.2(a)***       Amendment dated October 20, 2000 to 1997 Stock Option Plan

10.3**           Form of Indemnification Agreement

10.4**           Agreement and Plan of Merger, dated June 2, 1997, among Claimsnet.com inc. (formerly, American NET
                 Claims), ANC Holdings, Inc., Medica Systems, Inc., and the stockholders of Medica Systems Inc.

10.5****         Employment Agreement, dated as of September 17, 1996, between Claimsnet.com inc. and Terry A. Lee, as amended as of March 26, 1997, April 6, 1998 and June 7, 1999.

10.5(a)*****     Severance Agreement with Mr. Lee

10.6**           Service Agreement, dated August 5, 1997, between American Medical Finance and Claimsnet.com inc.

10.7**           Form of Agreement, dated September 14, 1998, between Claimsnet.com and BlueCross BlueShield of Louisiana

10.8**           Form of Non-Employee Director's Plan

10.9**           Service Agreement, dated November 1998, between Claimsnet.com and Southern Medical Association.

10.10            Development and Services Agreement, dated October 27, 1999, between Claimsnet.com and McKesson HBOC, Inc.

10.10(a)         Agreement, dated April 12, 2001, between Claimsnet.com and McKesson HBOC, Inc. superseding October 1999 Agreement.

10.11            Note dated March 9, 2001 between Claimsnet.com and American Medical Finance related to $400,000 loan.

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

*** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001.

**** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 1999.

***** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated June 28, 2000.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2000, 1999, and 1998
                                 (In Thousands)


                                                                                   Charge to Other
                                                Beginning of       Charge to          Accounts/                            End of
                                                  Period           Operations       Adjustments         Deductions         Period
                                                ------------       -------------   ---------------      ----------         ------
Allowance for doubtful accounts
   2000                                           $     26        $     27             $  --            $    (24)         $     29
   1999                                                 43              31                --                 (48)               26
   1998                                                 10              34                --                  (1)               43

Valuation allowance for deferred
  tax assets                                                            (1)
   2000                                              5,886           6,476                --                 --             12,362
   1999                                              2,778           3,108                --                 --              5,886
   1998                                                988           1,790                --                 --              2,778


Offset to deferred tax benefit created primarily by net losses.

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



October 2, 2001