Form 10-Q/A
period 2001-03-31
CLAIMSNET COM INC
filed 2001-10-03
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,481,514 shares outstanding as of October 2, 2001.

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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)




                                                           March 31,     December 31,
                                                             2001          2000(1)
                                                           ---------     -----------
ASSETS
CURRENT ASSETS:
   Cash                                                    $  1,030      $  1,132
   Accounts receivable, net of allowance for
     doubtful accounts of $29 and $29, respectively             306           307
   Prepaid expenses and other current assets                    302           123
                                                           --------      --------
       Total current assets                                   1,638         1,562
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                1,798         1,875
Software development costs                                    1,923         2,351
Furniture and fixtures                                          125           125
Office equipment                                                 25            25
                                                           --------      --------
                                                              3,871         4,376
Accumulated depreciation and amortization                    (2,871)       (2,862)
                                                           --------      --------
        Total equipment, fixtures and software                1,000         1,514
                                                           --------      --------
TOTAL                                                      $  2,638      $  3,076
                                                           ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $    403      $    434
   Accrued severance                                            211           363
   Accrued acquisition costs                                    500           500
   Accrued payroll and other current liabilities                285           388
   Deferred revenue                                              25         1,225
   Notes payable - affiliate                                    400             -
                                                           --------      --------
       Total current liabilities                              1,824         2,910
                                                           --------      --------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 4,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 9,595,000 and 9,195,000 shares issued
     as of March 31, 2001 and December 31, 2000                   9             9
   Additional capital                                        37,450        36,820
   Deferred sales discount                                        -        (1,334)
   Accumulated deficit                                      (35,619)      (34,303)
   Treasury stock, at cost - 644,000 shares as of
     March 31, 2001 and December 31, 2000                    (1,026)       (1,026)
                                                           --------      --------
       Total stockholders' equity                               814           166
                                                           --------      --------
TOTAL                                                      $  2,638      $  3,076
                                                           ========      ========



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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)




                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------      ----------
REVENUES                                           $   532         $   280

COST OF REVENUES                                       910             827
                                                   -------         -------
GROSS PROFIT (LOSS)                                   (378)           (547)
                                                   -------         -------
OPERATING EXPENSES:
   Research and development                            182             230
   Selling, general & administrative                   757           1,258
                                                   -------         -------

       Total operating expenses                        939           1,488
                                                   -------         -------

LOSS FROM OPERATIONS                                (1,317)         (2,035)

OTHER INCOME (EXPENSE)
   Interest expense                                     (2)              -
   Interest expense - affiliate                         (2)              -
   Interest income                                       5             101
                                                   -------         -------
       Total Other Income (Expense)                      1             101
                                                   -------         -------

NET LOSS                                           $(1,316)        $(1,934)
                                                   -------         -------

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $ (0.15)        $ (0.29)
                                                   =======         =======

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                      8,640           6,625
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




                                                                                                                         Total
                                        Number                               Deferred                                 Stockholders'
                                       of Shares    Common      Additional     Sales     Accumulated     Treasury        Equity
                                      Outstanding    Stock       Capital     Discount      Deficit        Stock         (Deficit)
                                      -----------   ------      ---------    --------    -----------    -----------   ------------
Balances at December 31, 1998            3,625     $     4      $  3,882     $   --     $   (7,750)    $       --      $ (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes           125         --            850         --           --               --           850

Non-employee stock option grants          --           --            155         --           --               --           155

Issuance of common stock warrants         --           --            121         --           --               --           121

Sale of common stock in initial
 public offering                         2,875           3        19,512         --           --               --        19,515

Issuance of warrants in connection
 with development agreement               --           --          1,700       (1,700)        --               --          --

Amortization of deferred
  sales discount                          --           --           --             52         --               --            52

Net loss                                  --           --           --           --         (8,858)            --        (8,858)
                                        ------     --------     --------     --------     --------     ------------    --------
Balances at December 31, 1999            6,625           7        26,220       (1,648)     (16,608)            --         7,971
                                        ------     --------     --------     --------     --------     ------------    --------
Sale of common stock                     1,370           1         4,226         --           --               --         4,227

Issuance of common stock for
 asset purchase                          1,200           1         6,374         --           --               --         6,375

Return to treasury of stock
 issued for asset purchase                (888)        --           --           --           --           (1,415)       (1,415)

Issuance from treasury of
 common stock for settlement
 of acquired obligation                    244         --           --           --           --              389           389

Amortization of deferred
 sales discount                           --           --           --            314         --               --           314

Net loss                                  --           --           --           --        (17,695)            --       (17,695)
                                        ------     --------     --------     --------     --------     ------------    --------
Balances at December 31, 2000            8,551           9        36,820       (1,334)     (34,303)        (1,026)          166
                                        ------     --------     --------     --------     --------     ------------    --------
Sale of common stock                       400        --             630         --           --               --           630

Amortization of deferred
 sales discount                           --          --            --             79         --               --            79

Write down of unamortized
 deferred sales discount                  --          --            --          1,255         --               --         1,255

Net loss                                  --          --            --           --         (1,316)            --        (1,316)
                                        ------     --------     --------     --------     --------     ------------    --------
Balances at March 31, 2001               8,951     $     9      $ 37,450     $   --       $(35,619)    $   (1,026)     $    814
                                        ======     =======      ========     ========     ========     ============    ========


            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                           Three Months Ended
                                                               March 31,
                                                          2001           2000
                                                       ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(1,316)      $(1,934)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                             170           300
     Provision for doubtful accounts                          --              22
     Amortization of deferred sales discount                    79            78
     Write down of net deferred charges on
       McKesson contract                                       356          --
     Loss on sale of assets                                     16          --
     Changes in operating assets and liabilities:
       Accounts receivable                                       1          (271)
       Prepaid expenses and other current assets                21            81
       Current liabilities                                    (470)         (442)
                                                           -------       -------
   Net cash used in operating activities                    (1,143)       (2,166)
                                                           -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                             --           1,968
   Advance payment on acquisition                             --          (2,000)
   Purchases of property and equipment                        --            (195)
   Proceeds from sale of assets                                 11          --
                                                           -------       -------
   Net cash provided by(used in) investing activities           11          (227)
                                                           -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                       400          --
   Proceeds from issuance of common stock                      630          --
                                                           -------       -------
   Net cash provided by financing activities                 1,030          --
                                                           -------       -------
NET DECREASE IN CASH                                          (102)       (2,393)
CASH, BEGINNING OF PERIOD                                    1,132         3,021
                                                           -------       -------
CASH, END OF PERIOD                                        $ 1,030       $   628
                                                           =======       =======


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


2.    TRANSACTIONS WITH MCKESSON HBOC, INC.

      On April 12, 2001, the Company entered into an agreement with McKesson which superseded our October 1999 agreement. Under the 1999 Development and Services Agreement the Company (a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share,
      (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and (e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000 (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled, (d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and the Company agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) the Company will receive fees for transactions processed by the McKesson internet application, (g) the Company and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and (h) the Company and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, the Company has contracted for McKesson processing services to print patient statements and submit claims to payers for certain customers, for which the Company pays McKesson fees for some transactions and shares third party revenues for other transactions.

      Pursuant to the October 1999 agreement, through March 31, 2001 the Company
      (a) received payments in the aggregate amount of $2,202,000 (of which approximately $1,200,000 was received in December 2000) related to development and license fee provisions, which were recorded as deferred revenue and were being accounted for by amortizing the total amount, received and to be received, of approximately $4,500,000 ratably over the expected contract life of 65 months, (b) expended $428,000 related to development and implementation costs, which was recorded as software development costs on the balance sheet, and was being amortized ratably over the expected contract period of 65 months, and (c)recorded in equity a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant, which was being amortized ratably over the expected contract period of 65 months. As of March 31, 2001 the Company had amortized $1,187,000 of the deferred revenue into revenue, $112,000 of the deferred development costs into cost of revenues, and $445,000 of the deferred sales discount as a reduction of revenues, leaving balances of $1,015,000, $316,000 and

      $1,255,000, respectively. As of March 31, 2001, the Company accrued the $200,000 payment received in April in connection with the contract modification as additional deferred revenue. As a result of the April 2001 modification of the 1999 contract with McKesson, as of March 31, 2001 the Company offset the remaining deferred sales discounts against the remaining deferred revenue. The remaining software development costs of $316,000 were written off to cost of revenue. Although the new agreement with McKesson permits them to continue to use the software developed specifically to process their transactions, there was no requirement for them to use the system and no ability to project future transaction revenues.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Revenues in the three months ended March 31, 2001 were $532,000 compared to $280,000 in the three months ended March 31, 2000, representing an increase of 90%. Revenues of $289,000 during 2001 are related to recognition of license fees and support revenues from the McKesson/HBOC Development and Services Agreement and revenues of $243,000 are related to the Company's Internet-based clients. Revenues for the three months ended March 31, 2001 from recurring revenue sources represented 37% of total revenues. Recurring revenues for the three months were comprised of $147,000 from transaction-based fees and $50,000 from subscription fees. Revenues from non-recurring sources totaled $46,000 and were related to, support, and other fees.

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

COST OF REVENUES

Cost of revenues in the three months ended March 31, 2001 was $910,000, compared with $827,000 in the three months ended March 31, 2000, representing an increase of 10%. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses remained constant at $92,000 for the three months ended March 31, 2001 compared with $93,000 for the same period in 2000. Transaction processing expenses were $113,000 in 2001 compared to $76,000 in the first quarter of 2000, representing a 49% increase. These two transaction-based expense categories combined increased 21% primarily due to an increase of 14% in the total number of transactions processed and an increase of 150% in patient statement transactions, which carry the highest per transaction cost. Customer support operations expense decreased by 29% to $299,000 in the first quarter of 2001 from $421,000 in the first quarter of 2000, while the number of accounts and providers served at the end of each quarter increased 4% and 14%, respectively. This decrease was attributable to a cost conservation strategy implemented at the beginning of the year, which significantly reduced operating expenses in all areas. Software amortization and development project amortization expenses decreased 62% to $90,000 in the current quarter from $237,000 in the year-earlier period. This decrease reflects completion of amortization for earlier versions of software for customer use. Deferred development costs of $316,000 associated with the McKesson development project were written off to cost of revenues in the current quarter.

OPERATING EXPENSES

Research and development expenses were $182,000 in the three months ended March 31, 2001, compared with $230,000 in the three months ended March 31, 2000, representing a decrease of 26%. Research and development expenses are comprised of personnel costs and related expenses. There were no software development expenses capitalized during either of the periods. Development efforts during the first quarter were primarily focused on continuous incremental enhancements to the Company's proprietary software system while the year-earlier efforts were related to the McKesson project.

Selling, general and administrative expenses were $757,000 in the three months ended March 31, 2001, compared with $1,258,000 in the same period of 2000, a decrease of 40%. The $501,000 period-to-period decrease includes a $541,000 decrease in sales and marketing, technology infrastructure and other administrative expenses due to decreases in personnel costs, office rent, telephone expenses, and outside professional fees as part of the Company's cost conservation strategy implemented at the start of the year. A one-time charge of $40,000 was recorded in the current quarter for unamortized deferred sales discount costs net of deferred revenue associated with the McKesson contract, which was renegotiated April 12, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,143,000 in the three months ended March 31, 2001 was primarily related to net operating losses of $1,316,000 and changes in working capital of $448,000, less: depreciation of $170,000, and non-cash write offs and amortization of $435,000 associated with the McKesson contract renegotiation. Net cash used in operating activities of $2,166,000 for the three months ended March 31, 2000 was primarily related to net operating losses of $1,934,000 and changes in working capital of $632,000, less depreciation of $378,000. The decrease between the periods was directly related to the cost conservation strategy implemented at the first of the year, which reduced salaries, consulting, rent, telephone and other operating expenses.

Net cash provided in the current period by investing activities was $11,000. Cash was provided in the current quarter from the sale of assets which had a net book value of $27,000 and generated a loss of $16,000. Net cash used in investing activities was $227,000 in the three months ended March 31, 2000.

In March 2001, the Company entered into a loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002.

In March 2001, the Company completed the private placement of 400,000 shares of common stock issued to an accredited investor at $1.75 per share for net proceeds of $630,000.

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

In June 2000, the Company completed a private placement of 1,000,000 shares of common stock to an accredited investor at $3.00 per share for net proceeds of $2,982,000.

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

The Company believes that its available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities, will be sufficient to satisfy its capital requirements through December 31, 2001. This belief is based on the existence of net working capital of $314,000 at March 31, 2001, excluding a $500,000 disputed accrued liability which is not expected to require a cash settlement in 2001; plus net cash proceeds of $2,850,000 received from transactions described above, less
(i)$3,009,000 of net cash operating losses for the nine months from April 1 through December 31, 2001 and (ii)$90,000 for capital expenditures. The projected net cash operating losses for the nine months from April 1, 2001 through December 31, 2001 are based upon annualized actual results for January through March 2001, and a further loss of $477,000 for the effect of the restructured agreement with McKesson. Some of these assumptions may prove to be incorrect. As a result, financial resources may not be sufficient to satisfy the Company's capital requirements for this period. The Company is currently seeking additional funding. Management cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

        Subsequent to the close of the quarter ended March 31, 2001, the Company filed reports on form 8-K dated April 5, 2001 and April 19, 2001, containing information under item 5.

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






October 2, 2001