Form 10-Q/A
period 2001-09-30
CLAIMSNET COM INC
filed 2001-10-03
CIK 1046057

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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                               (Unaudited)
                                                                 June 30,          December 31,
                                                                   2001               2000(1)
                                                                ----------         -----------
ASSETS
CURRENT ASSETS:
   Cash                                                           $  2,486           $  1,132
   Accounts receivable, net of allowance for
     doubtful accounts of $35 and $29, respectively                    157                307
   Prepaid expenses and other current assets                           143                123
                                                                  --------           --------
       Total current assets                                          2,786              1,562
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                       1,814              1,875
Software development costs                                           1,923              2,351
Furniture and fixtures                                                 138                125
Office equipment                                                        25                 25
                                                                  --------           --------
                                                                     3,900              4,376
Accumulated depreciation and amortization                           (3,017)            (2,862)
                                                                  --------           --------
         Total equipment, fixtures and software                        883              1,514
                                                                  --------           --------
TOTAL                                                             $  3,669           $  3,076
                                                                  ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                               $    449           $    434
   Accrued severance                                                   205                363
   Accrued acquisition costs                                           500                500
   Accrued payroll and other current liabilities                       364                388
   Deferred revenue                                                      3              1,225
                                                                  --------           --------
       Total current liabilities                                     1,521              2,910
                                                                  --------           --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 4,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 11,125,000 and 9,195,000 shares issued
     as of June 30, 2001 and December 31, 2000                          11                  9
  Additional capital                                                40,188             36,820
  Deferred sales discount                                                -             (1,334)
  Accumulated deficit                                              (37,025)           (34,303)
  Treasury stock, at cost - 644,000 shares as of
     June 30, 2001 and December 31, 2000                            (1,026)            (1,026)
                                                                  --------           --------
       Total stockholders' equity                                    2,148                166
                                                                  --------           --------
TOTAL                                                             $  3,669           $  3,076
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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)




                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                   ------------------------   --------------------------
                                                      2001          2000(1)       2001           2000(1)
                                                   ----------   -----------   --------      ------------
REVENUES                                          $    263      $    330      $    795      $    610

COST OF REVENUES                                       565           942         1,475         1,769
                                                  --------      --------      --------      --------
GROSS LOSS                                            (302)         (612)         (680)       (1,159)
                                                  --------      --------      --------      --------
OPERATING EXPENSES:
   Research and Development                            178           753           360           984
   Purchased Research & Development                      -         6,154             -         6,154
   Amortization of Intangibles                           -           154             -           154
   Selling, General & Administrative                   946         1,655         1,704         2,913
                                                  --------      --------      --------      --------

       Total operating expenses                      1,124         8,716         2,064        10,205
                                                  --------      --------      --------      --------

LOSS FROM OPERATIONS                                (1,426)       (9,328)       (2,744)      (11,364)

OTHER INCOME (EXPENSE)
   Interest expense                                     (3)           (3)           (4)           (3)
   Interest expense - affiliate                         (4)            -            (7)            -
   Interest income                                      27            23            33           124
                                                  --------      --------      --------      --------
       Total Other Income (Expense)                     20            20            22           121
                                                  --------      --------      --------      --------

NET LOSS                                          $ (1,406)     $ (9,308)     $ (2,722)     $(11,243)
                                                  --------      --------      --------      --------


BASIC AND DILUTED NET LOSS PER COMMON SHARE       $  (0.14)     $  (1.20)     $  (0.29)     $  (1.56)
                                                  ========      ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                     10,285         7,746         9,467         7,185
                                                  ========      ========      ========      ========


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

                                                                                                                           Total
                                                          Number                        Deferred                       Stockholders'
                                                        of Shares   Common  Additional   Sales      Accmulated Treasury   Equity
                                                       Outstanding   Stock   Capital    Discount      Deficit    Stock   (Deficit)
                                                       -----------  ------  ----------  --------    ---------- -------- -----------
Balances at December 31, 1998                               3,625     $ 4   $  3,882   $      -    $ (7,750)    $    -     $ (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes                              125       -        850          -           -           -         850

Non-employee stock option grants                                -       -        155          -           -           -         155

Issuance of common stock warrants                               -       -        121          -           -           -         121

Sale of common stock in initial public offering             2,875       3     19,512          -           -           -      19,515

Issuance of warrants in connection with
 development agreement                                          -       -      1,700     (1,700)          -           -           -

Amortization of deferred  sales discount                        -       -          -         52           -           -          52

Net loss                                                        -       -          -          -      (8,858)          -      (8,858)

                                                           ------    ----   --------    -------    --------    --------    --------
Balances at December 31, 1999                               6,625       7     26,220     (1,648)    (16,608)          -       7,971
                                                           ------    ----   --------    -------    --------    --------    --------
Sale of common stock                                        1,370       1      4,226          -           -           -       4,227

Issuance of common stock for asset purchase                 1,200       1      6,374          -           -           -       6,375

Return to treasury of stock issued for asset purchase        (888)      -          -          -           -      (1,415)     (1,415)

Issuance from treasury of common stock for
 settlement of acquired obligation                            244       -          -          -           -         389         389

Amortization of deferred sales discount                         -       -          -        314           -           -         314

Net loss                                                        -       -          -          -     (17,695)          -     (17,695)
                                                           ------    ----   --------    -------    --------    --------    --------
Balances at December 31, 2000                               8,551       9     36,820     (1,334)    (34,303)     (1,026)        166
                                                           ------    ----   --------    -------    --------    --------    --------
Sale of common stock                                        1,914       2      3,269          -           -           -       3,271

Issuance of common stock for services                          16       -         42          -           -           -          42

Issuance of common stock warrants                               -       -         57          -           -           -          57

Amortization of deferred sales discount                         -       -          -         79           -           -          79

Write down of unamortized deferred sales discount               -       -          -      1,255           -           -       1,255

Net loss                                                        -       -          -          -      (2,722)          -      (2,722)
                                                           ------    ----   --------    -------    --------    --------    --------
Balances at June 30, 2001                                  10,481    $ 11   $ 40,188    $     -    $(37,025)   $ (1,026)   $  2,148
                                                           ======    ====   ========    =======    ========    ========    ========

            See notes to condensed consolidated financial statements

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                       2001       2000
                                                    ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (2,722)   $(11,243)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                       317         700
     Provision for doubtful accounts                       6          23
     Amortization of deferred sales discounts             78         157
     Write down of net deferred charges on
       McKesson contract                                 356           -
     Loss on sale of assets                               16           -
     Purchased Research and Development
       in exchange for common stock                        -       6,154
     Non-cash compensation for services                   67           -
     Changes in operating assets and liabilities:
          Accounts receivable                            144         (49)
       Prepaid expenses and other current assets          11           8
       Accounts payable, accrued expenses and
          other current liabilities                     (172)      1,482
                                                    --------    --------
   Net cash used in operating activities              (1,899)     (2,768)
                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                          -       3,582
   Purchases of property and equipment                   (29)       (499)
   Proceeds from sale of property and equipment           11           -
   Acquisition cost - HealthExchange assets                -      (3,478)
                                                    --------    --------
   Net cash used in investing activities                 (18)       (395)
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                 400           -
   Payment of note payable to affiliate                 (400)          -
   Proceeds from issuance of common stock              3,271       3,300
                                                    --------    --------
   Net cash provided by financing activities           3,271       3,300
                                                    --------    --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        1,354         137
CASH AND EQUIVALENTS, BEGINNING OF PERIOD              1,132       3,021
                                                    --------    --------
CASH AND EQUIVALENTS, END OF PERIOD                 $  2,486    $  3,158
                                                    ========    ========

                        CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (In thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2001            2000
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Common stock issued for services                       $       42            -
                                                       ==========     ========

Common stock warrants issued for services              $       57            -
                                                       ==========     ========

Issuance of common stock for investment in Health-
Exchange assets                                        $        -     $  6,375
                                                       ==========     ========

























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

COST OF REVENUES

Cost of revenues in the three months and six months ended June 30, 2001 were $565,000 and $1,475,000, compared with $942,000 and $1,769,000 in the prior year periods, representing decreases of 40% and 17%, respectively. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses were $86,000 for the three months ended June 30, 2001 compared with $99,000 for the same period in 2000, representing a 13% decrease. Transaction processing expenses decreased by 6% to $131,000 in 2001 compared to $139,000 in the second quarter of 2000. These two transaction-based expense categories combined decreased 9% despite a 32% increase in total transactions processed, primarily due to improved management of transaction processing contracts and data center usage. Customer support operations expense decreased by 48% to $277,000 in the second quarter of 2001 from $534,000 in the second quarter of 2000, while the number of accounts and providers served at the end of each quarter increased 16% and 23%, respectively. This decrease was attributable to cost containment initiatives implemented at the beginning of the year, which significantly reduced operating expenses in all areas. Software and deferred development cost decreased 58% to $71,000 in the current quarter from $170,000 in the year-earlier period. This decrease reflects completion of amortization for earlier versions of software for customer use and first quarter write down of unamortized deferred development costs


OPERATING EXPENSES

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

Selling, general and administrative expenses were $946,000 in the three months ended June 30, 2001, compared with $1,655,000 in the same period of 2000, a decrease of 43%. Selling, general and administrative expenses decreased 31% to $1,704,000 from $2,913,000 for the six months ended June 30, 2001 and 2000, respectively. The $709,000 quarter-to-quarter decrease includes decreases in sales and marketing, technology infrastructure and other administrative expenses due to cuts in personnel costs, office rent, telephone expenses, and outside professional fees as part of the Company's cost containment strategy implemented at the start of the year. The quarter ended June 30, 2000 reflected a higher number of people in sales, marketing and general administration as well as administrative costs for the HealthExchange asset acquisition and subsequent operations.

OTHER INCOME

Interest income of $27,000 and $33,000 was provided in the three and six months ended June 30, 2001 from investment of excess cash in money market instruments. Interest income of $23,000 and $124,000 in the three and six months ended June 30, 2000 was provided by investment of excess cash in money market instruments and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,899,000 in the six months ended June 30, 2001 was primarily related to net operating losses of $2,722,000 plus changes in working capital of $17,000, less: depreciation of $317,000, non-cash write downs and amortization of $434,000 associated with the McKesson contract renegotiation, non-cash compensation for services of $67,000, loss on sale of assets of $16,000, and provision for doubtful accounts of $6,000.

Net cash used in operating activities of $2,768,000 for the six months ended June 30, 2000 was primarily related to net operating losses of $11,243,000, less; purchased research and development of $6,154,000 associated with the HealthExchange acquisition, depreciation of $700,000, provision for doubtful accounts of $23,000, amortization of deferred sales discounts of $157,000 related to the McKesson Development and Services contract, and changes in working capital of $1,441,000.

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

Net cash used in investing activities in the period ended June 30, 2000 was $395,000. Cash was provided by sales of marketable securities of $3,582,000. Net cash of $3,478,000 was used for the purchase of HealthExchange assets, and $499,000 for other software and equipment.

In June 2001, the Company issued 16,000 shares of common stock valued at $42,000 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001. The Company recognized expense of $10,000 in the current period for services rendered and will recognize the remaining expense in the next quarter.

In April 2001, the Company entered into an agreement with McKesson by which McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000 and the stock purchase warrant originally issued to McKesson in 1999 was cancelled. No registration rights were granted to McKesson for the shares acquired.

In March 2001, the Company entered into a loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000. Principal and interest, at 9.5% per annum on the unpaid principal, of $407,000 were repaid in May 2001.

In March 2001, the Company completed the private placement of 400,000 shares of common stock to an accredited investor at $1.75 per share for net proceeds of $630,000. In April 2001, the Company issued warrants to purchase 40,000 shares of common stock to financial advisors that assisted the Company with the negotiation and structuring of such investment. The warrants are immediately exercisable at a price of $1.75 per share and expire on the second anniversary of the date of grant. The stock price on the date of grant was $1.74 per share. The warrants are fully vested and issued for services rendered in the current period. The Company recognized a charge to earnings of $57,000, which was equal to the imputed value of the warrants, estimated at $1.41 per share using the Black-Scholes valuation method (using the following assumptions: life of two years, risk free rate of 5.10 percent, no dividends during the term, and a volatility of 1.459).

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