Form 10-Q
period 2001-09-30
CLAIMSNET COM INC
filed 2001-11-14
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    ---------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 10,481,514 shares outstanding as of November 14, 2001.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000

                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2001 and 2000, and for the Nine Months Ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Year Ended December 31, 2000 and the Nine Months Ended September 30, 2001

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000

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

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                          (Unaudited)
                                                          September 30,  December 31,
                                                              2001          2000(1)
                                                          ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash                                                   $     1,089    $     1,132
   Accounts receivable, net of allowance for
     doubtful accounts of $35 and $29, respectively               128            307
   Prepaid expenses and other current assets                      134            123
                                                          ------------   ------------
       Total current assets                                     1,351          1,562
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                  1,823          1,875
Software development costs                                      1,922          2,351
Furniture and fixtures                                            150            125
Office equipment                                                   25             25
                                                          ------------   ------------
                                                                3,920          4,376
Accumulated depreciation and amortization                      (3,160)        (2,862)
                                                          ------------   ------------
         Total equipment, fixtures and software                   760          1,514
                                                          ------------   ------------
TOTAL                                                     $     2,111    $     3,076
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                       $       291    $       434
   Accrued severance                                              139            363
   Accrued acquisition costs                                      500            500
   Accrued payroll and other current liabilities                  378            388
   Deferred revenue                                                 -          1,225
                                                          ------------   ------------
       Total current liabilities                                1,308          2,910
                                                          ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value; 4,000,000 shares
     authorized, no shares issued and outstanding
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 11,125,000 and 9,195,000 shares issued
     as of September 30, 2001 and December 31, 2000                11              9
  Additional capital                                           40,188         36,820
  Deferred sales discount                                           -         (1,334)
  Accumulated deficit                                         (38,370)       (34,303)
  Treasury stock, at cost - 644,000 shares                     (1,026)        (1,026)
                                                          ------------   ------------
       Total stockholders' equity                                 803            166
                                                          ------------   ------------
TOTAL                                                     $     2,111    $     3,076
                                                          ============   ============


(1) The condensed consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.


                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  2001       2000(1)      2001       2000(1)
                                                ---------   ---------   ---------   ---------
REVENUES                                        $    242    $    483    $  1,037    $  1,093

Cost of Revenues                                     624         856       2,099       2,625
                                                ---------   ---------   ---------   ---------
Gross Loss                                          (382)       (373)     (1,062)     (1,532)
                                                ---------   ---------   ---------   ---------
OPERATING EXPENSES:
   Research and Development                          178         487         539       1,471
   Purchased Research & Development                    -       1,540           -       7,694
   Amortization of Intangibles                         -         231           -         385
   Selling, General & Administrative                 801       1,098       2,504       4,012
                                                ---------   ---------   ---------   ---------

       Total operating expenses                      979       3,356       3,043      13,562
                                                ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                              (1,361)     (3,729)     (4,105)    (15,094)

OTHER INCOME (EXPENSE)
   Interest expense                                   (2)         (2)         (5)         (5)
   Interest expense - affiliate                        -           -          (7)          -
   Interest income                                    18           3          50         128
                                                ---------   ---------   ---------   ---------
       Total Other Income (Expense)                   16           1          38         123
                                                ---------   ---------   ---------   ---------

NET LOSS                                        $ (1,345)   $ (3,728)   $ (4,067)   $(14,971)
                                                =========   =========   =========   =========

BASIC AND DILUTED NET LOSS PER COMMON SHARE     $  (0.13)   $  (0.41)   $  (0.41)   $  (1.91)
                                                =========   =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                   10,481       9,107       9,809       7,831
                                                =========   =========   =========   =========


(1) The statement of operations presentation for the three months and nine months ended September 30, 2000 has been reclassified to conform with the 2001 presentation format.

            See notes to condensed consolidated financial statements.


                                                 CLAIMSNET.COM INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Year Ended December 31, 2000, and Nine Months Ended September 30, 2001
                                                          (In thousands)
                                                           (Unaudited)
                                                                                                                            Total
                                                       Number                         Deferred                         Stockholders'
                                                     of Shares     Common   Additional  Sales     Accumulated   Treasury    Equity
                                                    Outstanding    Stock     Capital   Discount     Deficit      Stock     (Deficit)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at December 31, 1999                           6,625    $      7   $ 26,220   $ (1,648)   $(16,608)   $      -    $  7,971

Sale of common stock                                    1,370           1      4,226          -           -           -       4,227

Issuance of common stock for asset purchase             1,200           1      6,374          -           -           -       6,375

Return to treasury of stock issued for asset purchase    (888)          -          -          -           -      (1,415)     (1,415)

Issuance from treasury of common stock for
 settlement of acquired obligation                        244           -          -          -           -         389         389

Amortization of deferred sales discount                     -           -          -        314           -           -         314

Net loss
                                                            -           -          -          -     (17,695)          -     (17,695)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at December 31, 2000                           8,551           9     36,820     (1,334)    (34,303)     (1,026)        166

Sale of common stock                                    1,914           2      3,269          -           -           -       3,271

Issuance of common stock for services                      16           -         42          -           -           -          42

Issuance of common stock warrants for services              -           -         57          -           -           -          57

Amortization of deferred sales discount                     -           -          -         79           -           -          79

Write down of unamortized deferred sales discount           -           -          -      1,255           -           -       1,255

Net loss                                                    -           -          -          -      (4,067)          -      (4,067)
                                                     ---------   ---------  ---------  ---------   ---------   ---------   ---------
Balances at September 30, 2001                         10,481    $     11   $ 40,188   $      -    $(38,370)   $ (1,026)   $    803
                                                     =========   =========  =========  =========   =========   =========   =========

                             See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                              2001        2000
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (4,067)   $(14,971)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                              458       1,124
     Provision for doubtful accounts                              7          32
     Amortization of deferred sales discounts                    79         235
     Write down of net deferred charges on
       McKesson contract                                        356           -
     Loss on sale of assets                                      16           -
     Purchased Research and Development
       in exchange for common stock                               -       7,694
     Non-cash compensation for services                          99           -
     Changes in operating assets and liabilities:
          Accounts receivable                                   172         (98)
          Prepaid expenses and other current assets             (11)         31
          Accounts payable, accrued expenses and
                  other current liabilities                    (385)       (292)
                                                           ---------   ---------
   Net cash used in operating activities                     (3,276)     (6,245)
                                                           ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of marketable securities                                 -       3,832
   Purchases of property and equipment                          (49)       (506)
   Proceeds from sale of property and equipment                  11           -
   Acquisition cost - HealthExchange assets                       -      (2,978)
                                                           ---------   ---------
   Net cash provided by (used in) investing activities          (38)        348
                                                           ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                        400           -
   Payment of note payable to affiliate                        (400)          -
   Proceeds from issuance of common stock                     3,271       4,245
                                                           ---------   ---------
   Net cash provided by financing activities                  3,271       4,245
                                                           ---------   ---------
NET DECREASE IN CASH AND EQUIVALENTS                            (43)     (1,652)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                     1,132       3,021
                                                           ---------   ---------
CASH, END OF PERIOD                                        $  1,089    $  1,369
                                                           =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Issuance of common stock for investment in Health-
Exchange assets                                            $      -    $  5,001
                                                           =========   =========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of September 30, 2001 and the results of its operations and cash flows for the three months and nine months ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 14, 2001 and as amended on Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2001.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES

Revenues in the three months ended September 30, 2001 were $242,000 compared to $483,000 in the three months ended September 30, 2000, representing a decrease of 50%. Total revenues in the third quarter 2000 included $131,000 in license fees related to the original agreement with McKesson Corporation for which there was no corresponding revenue in the current quarter. Revenue from all sources other than the McKesson license fees decreased 31% to $242,000 from $352,000 in the three months ended September 30, 2001 compared to 2000, primarily due to a $58,000 reduction in revenues from patient statement services that proved to be unprofitable and were ceased during the fourth quarter of 2000. Revenues from other sources for the three months ended September 30, 2001 were comprised of $173,000 from transaction-based fees, $58,000 from subscription fees, and $11,000 from implementation and other fees. Revenues from other sources for the three months ended September 30, 2000 were comprised of $284,000 from transaction-based fees, $51,000 from subscription fees, and $17,000 from implementation and other fees.

Revenues in the nine months ended September 30, 2001 were $1,037,000 compared to $1,093,000 in the prior year period, representing a 5% decrease. License fees, and support fees related to the original agreement with McKesson, were $289,000 and $393,000 for the nine months ended September 30, 2001 and 2000, respectively. Revenue from all sources other than the McKesson license and support fees increased 7% to $748,000 in the nine months ended September 30, 2001 from $700,000 in the year earlier period. Revenues from other sources for the nine months ended September 30, 2001 were comprised of $490,000 from transaction-based fees, $165,000 from subscription fees, and $93,000 from implementation and other fees. Revenues from other sources for the nine months ended September 30, 2000 were comprised of $523,000 from transaction-based fees, $121,000 from subscription fees and $56,000 from implementation and other fees.

The Company processed 1,529,000 transactions during the three months ended September 30, 2001, compared with 1,489,000 transactions in the year-earlier quarter, an increase of 3%. Additionally, 91% of all transactions were for physician and dental claim submission services and 9% were for patient statement processing services. The Company had 462 accounts processing transactions for 4,069 providers at September 30, 2001 compared with 383 accounts and 3,147 providers at September 30, 2000, representing increases of 21% and 29%, respectively.

Transactions increased 15% to 4,534,000 from 3,937,000 for the nine months ended September 30, 2001 and 2000, respectively. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services, offset by the reduction in unprofitable patient statement transactions. While patient statement transactions decreased from 484,000 to 387,000, claims and all other transactions increased 20% from 3,453,000 to 4,147,000.

Transaction-based revenue averaged $0.11 per transaction for the nine months ended September 30, 2001 as compared with $0.13 per transaction for the nine months ended September 30, 2000. Prior year rebates from a clearinghouse were renegotiated during 2000 to marginally decrease revenues and significantly lower associated processing costs. Implementation of new pricing agreements with other vendors is expected to improve rebate revenues in future quarters. Revenue per transaction during the current nine month period averaged $0.03 per transaction for the 2,232,000 commercial electronic claims, $0.08 per transaction for the 1,650,000 Medicare and Medicaid claims, $0.48 for the 265,000 paper claims and $0.40 per transaction for the 387,000 patient statement and eligibility transactions.

Revenue per transaction during the nine month period ended September 30, 2000 averaged $0.07 per transaction for the 1,928,000 commercial electronic claims, $0.09 per transaction for the 1,276,000 Medicare and Medicaid claims, $0.46 for the 249,000 paper claims and $0.32 per transaction for the 484,000 patient statement and eligibility transactions.

COST OF REVENUES

Cost of revenues in the three months ended September 30, 2001 were $624,000 compared with $856,000 in the prior year period, representing a decrease of 27%. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses were $81,000 for the three months ended September 30, 2001 compared with $93,000 for the same period in 2000, representing a 13% decrease. Transaction processing expenses decreased by 38% to $148,000 in 2001 compared to $240,000 in the third quarter of 2000. These two transaction-based expense categories combined decreased 31% with a 3% increase in total transactions processed, primarily due to improved management of transaction processing contracts and data center usage along with the reduction in high-cost patient statement transactions. Customer support operations expense decreased by 22% to $324,000 in the third quarter of 2001 from $413,000 in the third quarter of 2000, while the number of accounts and providers served at the end of each quarter increased 20% and 29%, respectively. This decrease was attributable to cost containment initiatives implemented at the beginning of the year, which significantly reduced operating expenses in all areas. Software and deferred development cost decreased 35% to $71,000 in the current quarter from $110,000 in the year-earlier period. This decrease reflects completion of amortization for earlier versions of software for customer use and first quarter write down of unamortized deferred development costs.

Cost of revenues in the nine months ended September 30, 2001 decreased 20% to $2,099,000 from $2,625,000 in the prior year period. Data center expenses were $259,000 for the nine months ended September 30, 2001 compared with $285,000 for the same period in 2000, representing a 9% decrease. Transaction processing expenses decreased 14% to $392,000 for the nine months ended September 30, 2001 from $455,000 in the year earlier period. This decrease resulted from pricing decreases from clearinghouses, which became effective toward the end of the second quarter in 2000. Customer support operations expense decreased 34% to $901,000 in 2001 from $1,367,000 in 2000 due to cost containment initiatives implemented at the beginning of the year. Software and deferred development costs decreased 55% to $231,000 in the current nine months from $518,000 in the year-earlier period. Prior year costs include amortization for earlier versions of customer use software which became fully depreciated by the end of 2000. The current nine months also included $316,000 for the first quarter write-off of McKesson development project costs.

OPERATING EXPENSES

Research and development expenses were $178,000 in the three months ended September 30, 2001, compared with $487,000 in the three months ended September 30, 2000, representing a 63% decrease. Research and development expenses are comprised of personnel costs and related expenses. Current expense levels reflect cut backs in personnel and other cost containment efforts. Prior period expenses included development efforts for the HealthExchange products which were curtailed at year-end. There were no software development expenses capitalized during the current quarter, and minimal development costs associated with the McKesson development project were capitalized in the prior year period. Development efforts during the current quarter were primarily focused on continuous incremental enhancements to the Company's proprietary software system.

Research and development expenses also decreased 63% to $539,000 in the nine months ended September 30, 2001 compared with $1,471,000 in the nine months ended September 30, 2000 primarily for curtailment of HealthExchange product development efforts.

Purchased research and development in the three and nine months ended September 30, 2000 reflected the charge to operations associated with the acquisition of HealthExchange assets of $1,540,000 and $7,694,000, respectively.

Amortization of intangibles of $231,000 and $385,000 recorded in the three and nine months ended September 30, 2000, respectively was related to HealthExchange assets, which were fully impaired or written off by year-end.

Selling, general and administrative expenses were $801,000 in the three months ended September 30, 2001, compared with $1,098,000 in the same period of 2000, a decrease of 27%. The $297,000 quarter-to-quarter decrease includes decreases in sales and marketing, technology infrastructure and other administrative expenses due to cuts in personnel costs, office rent, telephone expenses, and outside professional fees as part of the Company's cost containment strategy implemented at the start of the year. The quarter ended September 30, 2000 reflected a higher number of people in sales, marketing and general administration as well as administrative costs for the HealthExchange asset acquisition and subsequent operations.

Selling, general and administrative expenses decreased 38% to $2,504,000 from $4,012,000 for the nine months ended September 30, 2001 and 2000, respectively. Expenses in the nine months ended September 30, 2001 included a one-time charge of $40,000 for the first quarter write-off of unamortized deferred sales discount costs net of deferred revenue associated with the McKesson contract. Prior year expenses included administrative costs for the HealthExchange operations and higher personnel levels.

OTHER INCOME

Interest income of $18,000 and $50,000 was provided in the three and nine months ended September 30, 2001 from investment of excess cash in money market instruments. Interest income of $3,000 and $128,000 in the three and nine months ended September 30, 2000 was provided by investment of excess cash in money market instruments and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $3,276,000 in the nine months ended September 30, 2001 was primarily related to net operating losses of $4,067,000 plus changes in working capital of $224,000, less: depreciation of $458,000, non-cash write downs and amortization of $435,000 associated with the McKesson contract renegotiation, non-cash compensation for services of $99,000, loss on sale of assets of $16,000, and provision for doubtful accounts of $7,000.

Net cash used in operating activities of $6,245,000 for the nine months ended September 30, 2000 was primarily related to net operating losses of $14,971,000 plus changes in working capital of $359,000, less; purchased research and development of $7,694,000 associated with the HealthExchange acquisition, depreciation of $1,124,000, provision for doubtful accounts of $32,000 and amortization of deferred sales discounts of $235,000 related to the McKesson Development and Services contract.

The decrease in net cash used in operating activities between the periods was primarily related to prior year expenditures to acquire and further develop the HealthExchange assets, and the cost containment strategy implemented at the beginning of the current year, which reduced salaries, consulting, rent, telephone and other operating expenses.

Net cash used in the current period by investing activities was $38,000. Cash was provided in the current period from the sale of assets which had a net book value of $27,000 and generated a loss of $16,000. Net cash of $49,000 was used in investing activities to purchase equipment and software.

Net cash used in investing activities in the period ended September 30, 2000 was $348,000. Cash was provided by sales of marketable securities of $3,832,000. Net cash of $2,978,000 was used for the purchase of HealthExchange assets, and $506,000 for other software and equipment.

In June 2001, the Company issued 16,000 shares of common stock valued at $42,000 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001. The Company recognized expense of $32,000 in the current period and $10,000 in the prior quarter for services rendered.

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

On May 4, 2001 the Company filed a registration statement on Form S-3 to register 3,076,229 previously unregistered outstanding shares of its common stock. On July 2, 2001 the Company filed an amended Form S-3 which increased the number of shares being registered to 3,092,229. The Securities and Exchange Commission accepted the amended Form S-3 on October 30, 2001.

In November 2001, the Company received and accepted a commitment from Swiss professional investors for the private placement of equity securities representing a minimum equity investment of $3,070,000 and the potential for a maximum of $3,465,000. The investment includes the issuance of both common stock and preferred stock that, upon approval by the Company's shareholders, will automatically convert to common stock. The minimum commitment of $3,070,000 will require the issuance of 1,461,905 shares of common stock and the issuance of preferred stock that will be convertible into an additional 2,923,810 shares of common stock. The Company will receive $1,470,000 of the funding by December 31, 2001 and the remainder by March 31, 2002.

The Company believes that its available cash resources, together with anticipated revenues from operations, will be sufficient to satisfy its capital requirements through December 31, 2001. This belief is based on the existence of cash and equivalents of $1,089,000 at September 30, 2001, less $1,074,000 of estimated cash expenditures for the three months from October 1, 2001 through December 31, 2001. The estimated cash expenditures for the three months from October 1, 2001 through December 31, 2001 are based upon average actual results for January through September 2001, adjusted for the effect of the restructured agreement with McKesson, and excluding a $500,000 disputed accrued liability which is not expected to require a cash settlement in 2001. If these assumptions prove to be incorrect and funding from the above mentioned commitment for private placement does not occur, financial resources may not be sufficient to satisfy the Company's capital requirements for this period. In any of these events, the Company may be unable to maintain its current level of operations, implement current plans for expansion or to repay debt obligations as they become due. If current plans can not be successfully implemented, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, or take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position. In the event that any other future financing should take the form of equity securities, the holders of the common stock may experience additional dilution.

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

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

         Subsequent to the close of the quarter ended September 30, 2001, the Company filed a report on form 8-K dated November 7, 2001, containing information under item 9.

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

November 14, 2001