Form 10-K
period 2001-12-31
CLAIMSNET COM INC
filed 2002-04-15
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001
                          -----------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price on the OTC Bulletin Board stock market on March 28, 2002 was $3,788,115.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 11,141,514 shares outstanding as of March 31, 2001.

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

ITEM 1. BUSINESS

TRANSACTION PROCESSING BUSINESS

We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last seven years and resides entirely on our servers, allows healthcare providers to prepare healthcare claims interactively on the Internet and electronically transmits the claims to us for processing. It also allows us to download claims from the healthcare providers' computers directly to our servers. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payer's specific processing requirements. We then electronically transmit processed claims on behalf of healthcare providers directly or indirectly to medical and dental payers that accept claims processing transmissions electronically. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA). The payers to which claims processed by us are submitted, primarily through clearinghouses operated by McKesson Corporation ("McKesson") and ProxyMed, include plans and affiliates of Aetna Life & Casualty Company, Inc., MetLife Healthcare/Metropolitan Healthcare Corporation, Cigna Healthcare, Inc., The Prudential Insurance Company of America, various Blue Shield/Blue Cross organizations, and United Healthcare Corporation.

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

We generate revenue from claims processing services by 1) charging commercial payers, or clearinghouses acting for commercial payers, a transaction fee for certain claims submitted electronically, 2) by charging healthcare providers a subscription fee and certain transaction fees for use of our services, or 3) charging our business partners fees for our services. We also offer patient statement processing services, real time eligibility verification of patient benefit coverage, and electronic remittance advice services for healthcare providers and generate revenue by charging additional subscription and transaction fees for such services. We use various subcontractors to print and mail the bar-coded and customized statements along with a return envelope. Additionally, we offer total claim management services for payer organizations, whereby any form of claim received is converted to an electronic record, conformed to the payer's standards, and delivered to the payer as an electronic transaction. We receive payment from the payer for these services and use subcontractors to convert paper claims into electronic images.

ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, has been estimated by Faulkner & Gray's Health Data Directory, an industry publication, to include over 4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999, of which, approximately 1.7 billion claims are submitted on paper forms. Health Data Management estimates that electronic claims processing is currently used to process approximately 43% of all medical outpatient claims and 17% of all dental claims. We believe that, as a result of the low penetration of electronic claims processing among healthcare providers and dentists, this market presents an attractive opportunity for us to offer an efficient and cost-effective service. Historically, we have focused our marketing efforts on outpatient claims, including claims of clinics, hospitals, physicians, dentists, and other outpatient service providers, as we believe they are the underserved segments of the market. We have recently expanded our efforts to include in-patient hospital services in response to a growing desire to adopt new technology by the hospital industry.

The number of non-electronic paper transactions in the HMO market is increasing rapidly and we believe that HMO encounters are another underserved segment of the outpatient claims processing market. Currently there is no formal transmission document standard. However, a national standard electronic format is being mandated to facilitate the processing of encounter forms. Accordingly, we believe that the opportunity exists for us to utilize our claims processing system for the HMO market.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information,". All healthcare organizations are effected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, must be implemented by October 2002 for clearinghouse and large payer organizations unless the entity applies for and is granted a one year extension. The provisions must be implemented by all entities no later than October 2003. The provisions relating to standards for privacy must be implemented by April 2003 for large organizations and April 2004 for small organizations. The deadlines for standards related to security and unique identifiers have not yet been established.

We believe that the convergence of HIPAA mandates and the proliferation of internet technology will cause sweeping changes in the health care industry. If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

BUSINESS STRATEGY

Our recently modified business strategy is as follows:

o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market electronic claims processing and our other services to large volume healthcare providers, including clinics, hospitals, laboratories, physicians, dentists, HMOs, third party administrators, and insurers;
o to continue to expand our product offerings to include additional transaction processing revenue, such as HMO encounter forms, eligibility and referral verifications, patient statements, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;
o to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers;
o to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions.

There can be no assurance that any of our business strategies will succeed or that any of our business objectives will be met with any success.

On April 18, 2000, we, through our wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), acquired from VHx Company, a Nevada corporation ("VHx"), selected properties and assets, including it's HealthExchange.com name and trademark, and in-process research and development (together, "HealthExchange"). Several factors have caused us to discontinue development of the HealthExchange(TM) products, including lack of existing customer commitment to continued product development, lack of market acceptance, future cash requirements to continue product development, and the cost of sales and marketing efforts to create a market niche.

MARKETING EFFORTS

We have entered into several alliances with potentially strategic partners for the marketing of our services and proprietary technology, including:

o an October 1999 agreement, superseded in April 2001 (described below), granting a multi-year, non-exclusive, private label license to McKesson as to certain of our proprietary technology and providing for us to manage McKesson's operation on a fully outsourced basis and permitting us to use McKesson's extensive direct payer connections to submit certain claims to selected payers.
o arrangements entered into in 2000 and 2001 with business-to-business healthcare transaction service providers, application service providers and other internet service providers; such as Proxy Med Inc. ("Proxy Med"), Passport Health Communications, Inc. ("Passport"), Synertech, Quality Care Solutions, Inc., and dakota imaging, inc. to operate or provide each a co-branded version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own internet-based service.

The foregoing is in addition to a number of joint marketing arrangements with other entities, including a department of Blue Cross/Blue Shield of Louisiana, the Texas Health Information Network, a division of Blue Cross Blue Shield of Texas, Delta Dental of Missouri, and The Palmer Institute.

RECENT DEVELOPMENTS

On March 6, 2002 our common stock ceased trading on the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

In March 2002 we announced that a number of changes had been implemented to significantly improve our financial performance, including the voluntary resignation of Bo W. Lycke as President and Chief Executive Officer in order to reduce executive compensation and the appointment of Paul W. Miller, who has been serving in the capacity of Chief Operating Officer and Chief Financial Officer, to succeed him and the implementation of a number of staff reductions along with salary reductions for management personnel and certain employees and that steps were being taken to reduce other operating expenses. In exchange for the salary reductions, we issued stock options and warrants to participating employees.

The board of directors also accepted the resignations of Westcott W. Price, III, Ward L. Bensen, and Robert H. Brown, Jr. as members of our board of directors and elected two new directors, Thomas Michel and Jeffrey Black to fill two of the vacated seats. Mr. Black and Mr. Michel are representatives of the investment syndicate providing funding to the Company.

Furthermore, we announced in March 2002 that we had implemented new pricing to improve profit margins on current clients.

At this time we further advised of the receipt of $276,000 from a private equity placement commenced in January, 2002 and an additional funding commitment of $550,000 from Claimsnet Partners LLC, a New York based limited liability corporation, controlled by the principals of a Zurich, Switzerland based investment group in the form of shares of preferred stock at a price of $250 per share. Each share of preferred stock is convertible into 1,000 shares of common stock. The private placement supersedes the remaining commitment of the financing announced in November 2001 and does not include $462,000 invested in November 2001.

In addition, we also announced that material changes had been made to the operating structure of the business at the request of Claimsnet Partners LLC, primarily the use of several key advisory services to consider alternative strategies to reestablish shareholder value, including review of merger and/or acquisitive related opportunities, review and assessment of sales and marketing policies and reforms to expedite revenue generation. In connection with this review we are conducting a feasibility study to re-position and positively modify our offerings to enable the business to recognize and accelerate revenue growth within the current fiscal year.

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

During the initial application process, a new customer interacts with our proprietary "Print Wizard," that downloads claim files from the provider's practice management system. When connecting to the Internet, the provider's browser encryption is automatically enabled at the client extranet site. The user must "log-in" through a security firewall to reach the user's secure extranet site of our healthcare transaction processing system. At this point, all communications with the healthcare provider are automatically encrypted, claims are extracted from the provider's PC, and editing begins. Only claims containing errors are identified for editing. Once claims are edited, they are queued with accurate claims for transmission to payers. Should a claim not be acceptable electronically by a payer, the claim is automatically printed and mailed by the payer gateways. This mailing service is optional to the providers. To assure proper network operation and allow other revenue producing services, such as the furnishing of custom reports, eligibility inquiries, and decision support tools, we monitor all traffic through our private application server and firewall.

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

Our website is structured into three sections: "PUBLIC INTERNET," "CLIENT EXTRANET," and "PRIVATE INTRANET." The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

With the exception of the commercial software, such as that provided by Microsoft, we have either identified back-up sources for all the software used or, in the event of a business failure by the licensing vendor, we own the source code.

TRAINING AND HARDWARE REQUIREMENTS

The training for the various products and services offered by us is included in the initial setup fee. User manuals and reference information is available online through our client extranet to the provider, seven days a week, 24 hours a day. The tutorial and other training documents are always available at our Web home page, the location of which is http://www.claimsnet.com. After an initial free period of unlimited service, we charge users a fee for technical support comparable to those charged by other healthcare software vendors.

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

INTERNET/INTRANET

The processing configuration used by us requires no electronic claims processing software to reside at the level of the healthcare provider. All editing and formatting takes place at our Internet application server site. From the standpoint of the user, we believe our system has the latest software version and all format changes available instantly. Our healthcare transaction processing software has the effect of turning a provider's old or outdated hardware into a terminal capable of operating in a 32-bit Windows environment.

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

CUSTOMERS

We view our customers as (1) the healthcare providers submitting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the payers accepting claims. We are currently processing claims for approximately 4,400 providers. The providers are geographically dispersed and represent a mix of physician specialties, dentists, laboratories, clinics, and hospitals. We are authorized to submit claims to more than 2,000 payers that are also geographically dispersed and represent a mix of commercial insurers, managed care organizations, third party administrators, and Medicare and Medicaid carriers. Revenues from one strategic partner represented 27%, 43% and 21%, respectively, of our total revenues for 2001, 2000 and 1999.

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

In a Development and Services Agreement with McKesson, originally entered into in October 1999 and amended and replaced by a new agreement on April 12, 2001, we granted McKesson a multi-year, non-exclusive, private label license for certain of our proprietary technology and agreed to manage McKesson's operation of the system on a fully outsourced basis in the way we determine to be the most efficient. McKesson is the leading provider of information technology services in the worldwide healthcare market. Under the agreement, we are to integrate our proprietary Internet-based claims processing technology into selected McKesson's electronic commerce solutions for the purposes of better serving the claims processing needs of the independent physician practice market, and we are allowed to use McKesson's extensive direct payer connections to submit certain claims to selected payers.

Under the April 2001 agreement, McKesson acquired 1,514,285 shares of common stock at a cost of $2,650,000 and paid us $200,000; and a three year warrant to purchase 819,184 shares of our common stock at $7.00 per share, granted under the October 1999 agreement, was cancelled. The April 2001 agreement granted McKesson additional license rights for co-branding the services to third parties and for an expanded set of transactions. McKesson will continue to pay transaction fees for all transactions processed under the license, but will not pay additional license fees and subscription fees that were included in the October 1999 agreement.

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

In September 2000 we entered into an agreement with Synertech, a premier application service provider and administrative outsourcer for the healthcare industry, to provide Synertech and its customers, primarily payer organizations, with co-branded versions of our claims processing application.

Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, linking more than 60,000 physicians' offices to pharmacies, clinical laboratories, and payers, we are to operate a co-branded version of our claims processing application and ProxyMed is to market the service throughout the United States. This arrangement also provides for us to use ProxyMed's extensive direct payer connections to submit certain claims to selected payers.

In February 2001 we agreed with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations, to provide a co-branded version of our claims processing application to QCSI and be able to submit claims directly to the QCSI system.

In August 2001, we announced a strategic alliance with dakota imaging, a leading provider of systems and outsourcing services for the insurance claims industry, for dakota to provide scanning and imaging technology to support our total claim management services for payer organizations.

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

We also believe that there are opportunities for joint marketing with banks, insurance companies, laboratories, and pharmaceutical companies that desire online interfacing with healthcare providers.

We believe that our strategic alliance marketing strategy will allow us to capture a share of the claims processing market without a costly direct sales and marketing effort as the healthcare industry adopts new technology, either because of greater efficiencies or due to required compliance with HIPAA mandates and other regulatory initiatives. If such a transition takes place gradually, we expect to benefit by conserving expenses, or if it escalates dramatically due to HIPAA compliance deadlines or for other reasons, we expect to benefit by having a broad distribution network.

There can be no assurance that we will secure any additional alliances or joint venture relations, or if we do, that such alliances or joint venture relationships will be profitable.

We maintain a limited direct sales force and continue to monitor marketplace activity for the opportunity to launch a more aggressive, yet cost-effective direct sales campaign in the future. However, there can be no assurance that an aggressive direct sales model will be feasible. We are reviewing and assessing sales and marketing policies and procedures and are conducting a feasibility study to reposition and modify our product and service offerings to enable us to recognize and accelerate revenue growth. However, there can be no assurance that such a repositioning is feasible or that, if attempted, it will be successful.

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

A number of additional companies such as MedUnite, Axolotl, Zirmed, and RealMed have announced that they intend to enter the claims processing industry. Some of these companies have indicated a desire to primarily serve the payer community and some are primarily focused on the provider community.

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

EMPLOYEES

As of December 31, 2001, we had a total of 36 full-time employees, of whom two were executive officers, 22 were technical and service personnel, seven were sales and marketing personnel, and five were administrative personnel. None of our employees are represented by a labor organization. All of our employees have been granted incentive stock options and we believe that our relations with our employees are satisfactory.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent auditors with respect to our financial state as of December 31, 2001 and the year then ended has been qualified with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through December 31, 2002. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 1997, 1998, 1999, 2000, and 2001, we incurred net losses of $(2,781,000), $(4,663,000),
$(8,858,000), $(17,695,000), and $(5,194,000), respectively. As of December 31,
1997, 1998, 1999, 2000, and 2001, we had working capital (deficits) of $36,000,
$(1,089,000), $6,224,000, $(1,012,000), and $(535,000), respectively. We generated revenues of $414,000, $1,602,000, and $1,336,000 for the years ended December 31, 1999, 2000, and 2001, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--In General."

ONE CUSTOMER HAS GENERATED A SIGNIFICANT SHARE OF OUR REVENUES AND WE ENTERED INTO AN AGREEMENT IN 2001 WHICH WILL HAVE A NEGATIVE IMPACT ON OUR NEAR TERM REVENUES

One customer represented 27%, 43% and 21% of our total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. In April 2001, we entered into a new agreement that supersedes an agreement under which the majority of the revenues from the customer was earned. The new agreement eliminates further payments for software development, software license, and dedicated support services, which accounted for nearly all of the revenues from this customer recognized during 1999, 2000, and 2001. The new agreement will, therefore, have a material effect on our near term financial results. The nature of all future cash payments to be received pursuant to the new agreement are dependent on the volume of services provided.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through December 31, 2002. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:

o significantly reduce operating expenses to a point which would be detrimental to business operations,

o    curtail research and development activities,

o sell certain business assets or discontinue some or all of our business operations,

o take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or

o    cease operations altogether.

In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

BECAUSE WE HAVE BEEN IN BUSINESS FOR A LIMITED PERIOD OF TIME, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

We have a limited operating history upon which you may base an evaluation of us and determine our prospects for achieving our intended business objectives. We are prone to all of the risks inherent to the establishment of any new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. We are currently processing claims for accounts representing approximately 4,400 providers, some of which receive favorable pricing as early stage clients. We have entered into agreements with clearinghouses providing access to more than 2,000 payers. The revenues received or costs incurred under these agreements are highly dependent upon transaction volumes. Additionally, we endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We have also changed our sales and marketing strategy from a direct sales model to a strategic partner distribution model and are considering the feasibility to reposition our product and service offerings and marketing strategy. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:

o    maintain and increase our strategic partnerships,

o    maintain and increase our customer base,

o    develop a strategy to increase the rate of revenue growth

o    implement and successfully execute our business and marketing strategy,

o continue to develop and upgrade our technology and transaction-processing systems,

o    continually update and improve our Web site,

o    provide superior customer service,

o    respond to competitive developments,

o    appropriately evaluate merger and acquisition opportunities, and

o    attract, retain, and motivate qualified personnel.

We may not be successful in addressing all or some of these risks, and our failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

o our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

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

o    the amount of traffic on our Web site,

o the incurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,

o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,

o our ability to comply with existing and added government regulation such as HIPAA or privacy regulations relating to the Internet or patient information, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.

If we are unable to handle or satisfactorily respond to these factors, our operating results may fall below the expectations of securities analysts and investors. In this event, our operating results, financial condition and the market price of our common stock would likely be materially adversely affected.

OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS

We have recently changed our marketing strategy from direct marketing to heavy reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to payers and healthcare providers. To date, we and our strategic partners have conducted limited marketing efforts for such purpose. To penetrate our market we will have to rely on our strategic partners to exert significant efforts and devote material resources to create awareness of and demand for our co-branded products and services. No assurance can be given that our strategic partners will devote significant efforts and resources to, and be successful in, these marketing services or that they will result in material sales of our products and services. No representation can be made that our reliance on this strategy will prove successful and that if not successful that we will have adequate resources to attempt to engage in direct marketing of our products and services, develop alternative marketing strategies, or that such efforts will prove successful. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services will have a material adverse effect on our business, prospects, financial condition, and results of operations.

IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS OR MAINTAIN COMPLIANCE WITH REGULATORY REQUIREMENTS

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site. We are currently processing less than 10 million medical claims per year in an industry that processes approximately 4.7 billion claims annually. If the volume of traffic on our Web site or the number of claims submitted by customers substantially increases, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. We operate in an industry that is undergoing change due to increasing regulatory requirements, some of which require us to upgrade our systems. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

BECAUSE WE DEPEND UPON A SINGLE SITE FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS

Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software currently resides solely on our servers, most of which are currently located in a monitored server facility in Washington, DC. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Further, we maintain redundant systems at a separate facility for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, terrorist attacks, and similar events. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. Additionally, we are currently contemplating changes to or relocation of our system in order to reduce operating expenses and, if so elected, such changes could lead to service interruptions, delays, loss of data, or other adverse events. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Mr. Bo W. Lycke, our Chairman of the Board, resigned in March 2002 as President and Chief Executive Officer, positions that he held from the inception of the Company. Our senior management currently consists of Paul W. Miller, our President and Chief Executive Officer, Patricia Davis, our Senior Vice President of Sales, Marketing and Business Development, and Jeffrey P. Baird, our Senior Vice President of Technology. We have undergone three separate staffing reductions since June 2000, requiring remaining employees to handle an increasingly large and more diverse amount of responsibility. Any expansion of our business would place a significant additional strain on Paul W. Miller, our President and Chief Executive Officer, Patricia Davis, our Senior Vice President of Sales, Marketing and Business Development, and Jeffrey P. Baird, our Senior Vice President of Technology, and on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected.

BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL

We currently depend upon the efforts and abilities of our senior executives currently comprising of Paul W. Miller, our President and Chief Executive Officer, Patricia Davis, our Senior Vice President of Sales, Marketing and Business Development, and Jeffrey P. Baird, our Senior Vice President of Technology and any other key personnel, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives. In addition, we do not have employment agreements with any of our senior executives or key personnel.

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

BECAUSE WE ARE NOT CURRENTLY PAYING CASH DIVIDENDS, INVESTORS MAY HAVE TO SELL CLAIMSNET.COM SHARES IN ORDER TO REALIZE THEIR INVESTMENT

Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the board of directors decides is relevant. In view of our losses and substantial financial requirements, we will not be in a position to pay cash dividends at any time in the reasonable future. Holders of our common stock may have to sell all or a part of their shares in order to realize their investment.

SOME PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER OUR ACQUISITION

A number of provisions of our amended certificate of incorporation and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation and by-laws provide that our board of directors is divided into two classes serving staggered two-year terms, resulting in approximately one-half of the directors being elected each year and contain other provisions relating to voting and the removal of the officers and directors. Further, our by-laws contain provisions which regulate the introduction of business at annual meetings of our stockholders by other than the board of directors. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

ISSUANCE OF NEW SERIES OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES

We are currently issuing a new series of preferred stock for continued funding of operations. The issuance of such preferred stock or any new series of preferred stock could materially adversely affect the rights of holders of shares of our common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, thereby preserving our control by the current stockholders.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

Based on total assets and annual revenues for the fiscal year ended in 2001, we are significantly smaller than the majority of our national competitors. We are one-twentieth the size of our next largest competitor in terms of total assets and one-thirtieth their size in terms of total revenues, and their financial strength could prevent us from capturing geographical or institutional markets. We may not successfully compete in any market in which we conduct or may conduct operations. In addition, in certain market segments, including psychiatry and surgery, we believe that we are not currently able to compete with existing potential competitors and, accordingly, we have designed our business plan to address other market segments.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

We are not currently subject to direct regulation by any government agency other than laws or regulations applicable to electronic commerce, but we process information which, by law, must remain confidential. The U.S. Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance in all material respects with these requirements. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy, and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition, and results of operations.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE

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

OUR COMMON STOCK RECENTLY CEASED TRADING ON THE NASDAQ SMALLCAP MARKET AND NOW TRADES ON THE OTC BULLETIN BOARD; OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES

Since the opening of trading on March 6, 2002, our common stock would cease trading on the Nasdaq SmallCap Market and has been trading in the over-the-counter market on the OTC Bulletin Board ("OTCBB") established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

As a result, our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. Accredited investors are generally those investors with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As a result, delisting could materially adversely affect the ability of broker-dealers to sell our common stock and the ability of purchasers of our stock to sell their shares in the secondary market.

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

ITEM 2. PROPERTIES

We currently lease 7,397 square feet of office space at a rent of approximately $11,400 per month, at 12801 North Central Expressway, Suite 1515, Dallas, Texas 75243. The lease expires December 31, 2002. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize Digex Business Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24 hour per day, 7 day per week Network Operations Center at a cost of approximately $26,200 per month on a month-to-month basis. Both our office lease and managed hosting agreement are under review for potential cost reduction.

ITEM 3. LEGAL PROCEDINGS

We are not currently party to any litigation proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 26, 2001, at the annual meeting of stockholders held in Dallas, Texas, stockholders (i) approved, by a vote of 5,641,373 shares for and 5,900 shares against, the amendment to our 1998 Stock Option Plan for Non-Employee Directors to increase the total number of issuable shares of Common Stock by 250,000 shares, (ii) approved, by a vote of 5,646,673 for and 350 against, and 250 abstaining, the issuance of an aggregate of up to 4,000,000 shares of our Common Stock upon the conversion of the 4,000 shares of Series C 8% Convertible Redeemable Preferred Stock, (iii) elected, by a vote of 5,647,273 shares for Sture Hedlund, John C. Willems III, and Westcott W. Price III, to serve as Class II Directors for a two year period and until their successors are elected and qualified, and (iv) ratified, by a vote of 5,647,273 shares for the selection of Ernst & Young LLP as independent auditors with respect to our financial statements for the fiscal year ending December 31, 2001.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com traded on the Nasdaq SmallCap Market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" for the period from April 6, 1999 to March 5, 2002. The Common Stock of Claimsnet.com has traded on the OTC Bulletin Board under the symbol "CLAI.OB" and on the Boston Stock Exchange under the trading symbol "CLAI" since March 6, 2002. The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq:

                                                            HIGH          LOW
                                                          ---------    ---------
          1999
          From April 6, 1999 through June 30, 1999        $ 19.125     $  7.563
          Three months ended September 30, 1999              8.500        4.000
          Three months ended December 31, 1999              12.625        4.000

          2000
          Three months ended March 31, 2000               $ 11.250     $  6.500
          Three months ended June 30, 2000                   9.500        2.000
          Three months ended September 30, 2000              4.813        1.625
          Three months ended December 31, 2000               3.750        1.063

          2001
          Three months ended March 31, 2001               $  2.313     $  1.063
          Three months ended June 30, 2001                   2.820        1.313
          Three months ended September 30, 2001              3.290        1.250
          Three months ended December 31, 2001               1.750        0.350

The high bid, low ask for the Common Stock on the OTCBB on March 29, 2002 was $0.34 per share. As of April 11, 2002, there were approximately 1,700 holders of record of the Common Stock.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors determines to be relevant.

RECENT SALES OF UNREGISTERED SECURITIES

In March 2002, we completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. Each share of Series D Preferred Stock has a stated value of $250 per share, a liquidation preference over holders of common stock, does not accrue dividends, and is convertible into 1,000 shares of common stock at a rate of $0.25 of stated value per share of common stock at the election of the holder. We have the right to initiate redemption of the Series D Preferred Stock at the stated value in the event that the average high and low bid price of our common stock exceeds $.50 for 20 of any 30 consecutive trading days. If we initiate redemption proceedings, the holders may elect to convert to common shares prior to the redemption date. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock on an as converted basis. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Thomas Michel, a Director, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director, is the corporate secretary. In April 2002, we received a subscription to purchase an additional 40 shares of Series D Preferred Stock by an accredited investor for net proceeds of $10,000, which subscription was not formally accepted by us prior to the filing date of this report.

In December 2001, we issued to accredited investors for a net consideration of $462,000, at the rate of $0.70 per common share, 660,000 shares of common stock, including 440,000 shares resulting from the conversion of 440 shares of Series C Preferred Stock with an aggregate stated value of $308,000 at the rate of $0.70 of stated value of Series C Preferred Stock for each share of common stock.

In June 2001, we issued 16,000 shares of common stock with a fair market value of $41,600 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001.

In April 2001, McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000 and the cancellation of the stock purchase warrant originally issued to McKesson in 1999 to purchase 819,184 shares of common stock. No registration rights were granted to McKesson for the shares acquired.

In March 2001, we sold 400,000 shares of common stock to an accredited investor for $1.75 per share for net proceeds of $596,000, and in connection therewith, in April 2001, we issued immediately exercisable two year warrants at a price of $1.75 per share to purchase 40,000 shares of common stock to financial advisors who assisted us in the negotiation and structuring of the sale.

Except as otherwise indicated, in each of the security issuances referenced above, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933 (the "Act"); no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities and the proceeds were used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the foregoing transactions were exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that they were each "accredited investors," as defined in Rule 501 under the Act, and some were existing stockholders at the time of such transaction. Each investor was afforded the right to conduct a complete due diligence review of us and the opportunity to ask questions of, and receive answers from, our management.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The financial statements as of, and for the years ended December 31, 2001, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors. The financial statements as of, and for the years ended December 31, 1998 and 1997 have been audited by KGA Group, independent auditors.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10-K.

                                                                          Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                     2001            2000           1999          1998            1997
                                                 -------------  -------------  -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA:
-----------------------------
Revenues .....................................   $  1,336,000   $  1,602,000   $    414,000   $    155,000   $     82,000
                                                 -------------  -------------  -------------  -------------  -------------
Total operating expenses .....................      6,573,000     19,432,000      8,485,000      4,510,000      2,514,000
                                                 -------------  -------------  -------------  -------------  -------------
Interest expense - affiliate .................          6,000          6,000        142,000        314,000        390,000
Interest expense - bridge debt ...............             --             --        967,000             --             --
Interest expense - other .....................          6,000             --             --             --             --
Interest (income) ............................        (55,000)      (141,000)      (322,000)        (6,000)       (41,000)
                                                 -------------  -------------  -------------  -------------  -------------
Net loss .....................................   $ (5,194,000)  $(17,695,000)  $ (8,858,000)  $ (4,663,000)  $ (2,781,000)
                                                 =============  =============  =============  =============  =============
Loss per weighted average common
  share outstanding (basic and diluted) ......   $       (.52)  $      (2.16)  $      (1.52)  $      (1.41)  $      (0.98)
                                                 =============  =============  =============  =============  =============
Weighted average common shares
 outstanding (basic and diluted)  ............      9,999,000      8,174,000      5,811,000      3,309,000      2,851,000
                                                 =============  =============  =============  =============  =============

                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                     2001            2000           1999          1998            1997
                                                 -------------  -------------  -------------  -------------  -------------

BALANCE SHEET DATA:
-------------------
Current assets ...............................   $    837,000   $  1,562,000   $  7,124,000   $    105,000   $    419,000
Total assets .................................      1,457,000      3,076,000      9,034,000      1,653,000      2,175,000
Working capital (deficit)  ...................       (535,000)    (1,348,000)     6,113,000     (1,089,000)        36,000
Long-term debt ...............................             --             --             --      4,323,000      3,468,000
Accumulated deficit ..........................    (39,497,000)   (34,303,000)   (16,608,000)    (7,750,000)    (3,087,000)
Stockholders' equity (deficit) ...............         85,000        166,000      7,971,000     (3,864,000)    (1,677,000)

                                                                      Quarters
                                    -----------------------------------------------------------------------------
                                        First          Second           Third          Fourth           Total
                                    -------------   -------------   -------------   -------------   -------------
QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------
FISCAL 2001
Revenues                            $    532,000    $    263,000    $    242,000    $    299,000    $  1,336,000
Gross loss                              (378,000)       (302,000)       (382,000)       (207,000)     (1,269,000)
Net loss                              (1,316,000)     (1,406,000)     (1,345,000)     (1,127,000)     (5,194,000)
Basic loss per common share                (0.15)          (0.14)          (0.13)          (0.10)          (0.52)

FISCAL 2000                                              (Note 1)        (Note 2)        (Note 3)        (Note 4)
Revenues                            $    280,000    $    330,000    $    483,000    $    509,000    $  1,602,000
Gross loss (Note 1)                     (547,000)       (612,000)       (373,000)       (140,000)     (1,672,000)
Net loss                              (1,934,000)     (9,308,000)     (3,728,000)     (2,725,000)    (17,695,000)
Basic loss per common share                (0.29)          (1.20)          (0.41)          (0.30)          (2.16)

(1) The three months ended June 30, 2000 includes revenues of $15,000 and operating expenses of $7,020,000 (including $6,153,000 of purchased research and development costs) for a net loss of $7,005,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(2) The three months ended September 30, 2000 includes revenues of $19,000 and operating expenses of $2,206,000 (including $1,540,000 for impairment of acquired intangible assets) for a net loss of $2,187,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(3) The three months ended December 31, 2000 includes revenues of $24,000 and operating expenses of $1,481,000 (including $722,000 for impairment of acquired intangible assets) for a net loss of $1,457,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

(4) The year ended December 31, 2000 includes revenues of $58,000 and operating expenses of $10,707,000 (including $8,415,000 for purchased research and development and impairment of acquired intangible assets) for a net loss of $10,649,000 associated with the April 18, 2000 acquisition of HealthExchange assets.

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

IN GENERAL

As of December 31, 2001, we had a working capital deficit of $(535,000) and stockholders' equity of $85,000. We generated revenues of $1,336,000 for the year ended December 31, 2001, $1,602,000 for the year ended December 31, 2000 and $414,000 for the year ended December 31, 1999, have incurred net losses since inception and had an accumulated deficit of ($39,497,000) at December 31, 2001. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2001, net cash used in operating activities was $4,243,000.

The Company has only been in operation since 1996, and, as a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report do not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased in the current year due to staffing and other cost reductions while corresponding revenues and transaction costs increased. Further reductions were effected in February and March 2002. Our operating expenses for the year ended December 31, 2001 included a significant one-time, non-recurring expense due to write off of unamortized development costs and warrants, net of revenues from amendment of the Development and Services Agreement with McKesson. Our operating expenses for the year ended December 31, 2000 included significant costs associated with the asset acquisition of HECOM. Accordingly, we believe that, at our current stage of operations period to period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

In February 2002, we granted employees the remaining options under our 1997 Stock Option Plan and warrants to purchase an aggregate of 582,045 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25 % immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

In January 2002, we granted employees options under our 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100 % one year from the date of grant.

See Item 5, Recent Sale of Unregistered Securities, for information as to the sale, in March 2002, of 1,104 shares of our Series D Preferred Stock for net proceeds of $276,000 and the sale in 2001 for aggregate net proceeds of $3,708,000 of an aggregate of 2,134,255 shares of common stock and 440 shares of Series C Preferred Stock which subsequently converted into 440,000 additional shares of common stock.

In December 2001, upon completion of our annual meeting, ten year options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $0.50 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options become vested to the extent of 50% one year from the date of grant and fully on the second anniversary of the date of grant.

In April 2001, ten year options exercisable for an aggregate of 25,000 shares of common stock were granted to employees under the 1997 Stock Option Plan. The option exercise price of $1.75 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options become vested to the extent of 50% one year from the date of grant and fully on the second anniversary of the date of grant.

In January 2001, ten year options exercisable for an aggregate of 385,500 shares of common stock were granted to employees under the 1997 Stock Option Plan. The option exercise price of $1.25 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options become fully vested on the first anniversary of the date of grant.

In October 2000, upon completion of our annual meeting, ten year options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $2.375 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options become vested to the extent of 50% one year from the date of grant and fully on the second anniversary of the date of grant.

In August 2000, we completed a private placement of 270,000 shares of common stock at $3.50 per share for net proceeds of $927,000 to various accredited investors. In connection with the financing, we also issued one year warrants to purchase 270,000 shares of common stock at a price of $4.60 per share and two year warrants to purchase 270,000 shares of common stock at a price of $5.60 per share.

In June 2000, we sold 1,000,000 shares of common stock to an accredited investor at $3.00 per share yielding net proceeds of $2,982,000.

In June 2000, we granted certain employees ten-year warrants to purchase 178,250 shares of common stock at a price of $3.00 per share, the market price on the date of grant. The warrants became fully exercisable in June 2001.

In May 2000, we sold at a price of $3.00 per share, 100,000 shares of common stock to American Medical Finance, Inc., the owner of record of 381,603 shares of common stock prior to the transaction. Bo W. Lycke, the Chairman of the Board and former President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a former Director of the Company, and Ward L. Bensen, a former Director of the Company, control 71.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc.

In April 2000, we issued 1,200,000 shares of common stock (placed in escrow) valued at $6,376,000 to acquire certain assets from VHx Company. In December 2000, pursuant to provisions of the asset purchase agreement, we released 312,000 share to VHx and withdrew from the escrow and returned to our treasury 888,000 shares at a value of $1,415,000, and we issued an additional 244,000 shares valued at $389,000 from treasury stock to JDH, a major creditor, in satisfaction of debt owed by VHx Company. In December 2001 we cancelled the shares held in treasury.

None of the above sales of securities involved the use of an underwriter and except as indicated no commissions were paid in connection with the sale of any securities. Except for the issuance of options under the referred to option plan, the certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the other securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) thereof and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that they were each "accredited investors," as defined in Rule 501 under the Act, as well as highly sophisticated investors, some of whom were existing stockholders of us at the time of such transaction. The shares subject to the option have been registered under the Act.

PLAN OF OPERATIONS

Our recently modified business strategy is as follows:

o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market electronic claims processing and our other services to large volume healthcare providers, including clinics, hospitals, laboratories, physicians, dentists, HMOs, third party administrators, and insurers;
o to continue to expand our product offerings to include additional transaction processing revenue, such as HMO encounter forms, eligibility and referral verifications, patient statements, and other healthcare administrative services, in order to diversify sources of revenue;

o to license our technology for other applications, including stand-alone purposes, Internet systems, private label use, and original equipment manufacturers;
o to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions.

We anticipate that our primary source of revenues will be revenue paid by system users from jointly marketed private-label or co-branded licenses and services. The fees paid by users for insurance claims and patient statement services, and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are anticipated to be processing fees for certain transactions, technical and customer support, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions, including base level support. The customers are not entitled to delivery of our software at any time during or at the end of the agreements. The customers access our hosted software platform via the internet with no additional software required to be located on the customer's systems. Customers pay transaction fees and pay time and materials charges for support above the base level and one customer paid monthly hosting fees for dedicated servers and databases until March 31, 2001. Customer agreements also may (i) provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and (ii) have periodic license fees. We account for our service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. We do not segment these services and use the contractual allocation to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. We recognize service fees for transactions, above base support and monthly hosting as the services are performed.

SOFTWARE FOR SALE OR LICENSE

We begin capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of 3 years or the contract term, as appropriate.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues decreased 17% to $1,336,000 in 2001 from $1,602,000 in 2000. Revenues of $288,000 and $681,000, respectively, during 2001 and 2000 are related to software license and support revenue under the McKesson Development and Services Agreement. Revenues of $1,048,000 and $921,000, respectively during 2001 and 2000, are related to our Internet-based clients. Increased revenues from internet-based clients are attributable to volume and pricing improvements. Revenues from recurring revenue sources for 2001 represented 64% of total revenues. Recurring revenues were comprised of $704,000 from transaction-based fees and $149,000 from subscription fees. Revenues from non-recurring sources, other than revenue related to the McKesson Development and Services Agreement, totaled $195,000 and were related to setup, support, and other fees. Revenues under the McKesson Development and Services Agreement accounted for approximately 22% of 2001 revenues versus 43% of 2000 revenues.

Transactions processed by us increased 19% to 6,303,000 in 2001 from 5,283,000 in 2000. All of the increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to our services. Additionally, 92% of all transactions were for physician and dental claim submission services and 8% were from patient statement processing. We had 503 accounts processing transactions for 4,393 providers at December 31, 2001 compared with 399 accounts and 3,696 providers at December 31, 2000, representing increases of 26% and 19%, respectively.

Transaction-based revenue averaged $.11 per transaction and $.12 per transaction for the years ended December 31, 2001 and 2000, respectively, representing a decrease of 8%, primarily due to fluctuations in the mix of transactions processed. Average revenue per claim transaction remained constant at $.09 for 5,789,000 and 4,656,000 claims processed in 2001 and 2000, respectively. Patient statement volumes decreased to 503,000 in 2001 from 626,000 in 2000 while the average revenue per statement transaction increased to $.39 in 2001 compared to $.34 in 2000. Eligibility transactions increased to 11,000 in 2001 with average revenue of $.47 per transaction from 1,000 in 2000 when revenues were not generally recognized on a transaction basis.

COST OF REVENUES

Cost of revenues were $2,605,000 in 2001 compared to $3,274,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $336,000 for the year ended December 31, 2001 compared with $394,000 for 2000, a decrease of 15%. Renegotiation of the McKesson contract eliminated contractual requirements for segregated data center services. Third party transaction processing expenses were $540,000 in 2001 compared to $498,000 in 2000, representing an 8% increase compared to the 19% increase in total transactions processed. Customer support operations expense decreased by 38% to $1,130,000 in 2001 from $1,832,000 in 2000, while the number of accounts and providers served at the end of each year increased by 26% and 19%, respectively. The decreases in customer support operations expense were primarily attributable to decreased staffing. Amortization of software and development project amortization was $283,000 in 2001 compared to $550,000 in 2000, representing a 49% decrease. This decrease reflects completion of software development amortization in 2001. Additionally, software development costs of $316,000 associated with the 1999 McKesson Development and Services agreement required a one-time write off to cost of revenues upon renegotiation of the contract during 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses were $772,000 in 2001, compared with $2,019,000 in 2000, representing a decrease of 62%. Research and development expenses are comprised of personnel costs and related expenses. Development efforts during 2001 were concentrated on web site improvements and continuous incremental enhancements to assure compliance with HIPPA requirements. Development efforts in 2000 were concentrated on development of the McKesson project started during 1999 and additional development of HealthExchange(TM) products which were postponed for release before reaching marketability. No costs were capitalized for development efforts during either 2001 or 2000.

PURCHASED RESEARCH AND DEVELOPMENT AND WRITE-OFF OF PURCHASED INTANGIBLES AND OTHER ASSETS

See discussion under same caption in the comparison of the Year Ended December 31, 2001 and 2000 for information as to the recognition of charges of $2,276,000 for the write-off of the unamortized balance of purchased intangibles and other assets.

AMORTIZATION OF INTANGIBLES

Amortization of intangible assets of $412,000 was recorded in 2000 on trademarks and non-compete agreements acquired in the April 18, 2000 purchase of HealthExchange assets. There was no such expense recognized in 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $3,196,000 in 2001, compared with $5,297,000 in 2000, a decrease of 40%. The $2,101,000 decrease includes a $773,000 decrease for general and administrative expenses, primarily related to reduction in the work force and discontinuation of HealthExchange operations. Additionally, decreases in work force created reductions of $1,093,000 in sales and marketing expenses and $275,000 in technology infrastructure and support expenses. Offsetting the expense decreases was a one-time charge of $40,000 for write off of warrants, net of development revenues, associated with the McKesson contract renegotiation.

INTEREST (INCOME) EXPENSE

Interest expense was $12,000 for 2001 compared with $6,000 for 2000. Included in the 2001 expense was $6,000 related to interest on short-term notes payable to American Medical Finance, a related party. Interest of $6,000 was paid to vendors for financing fees. Interest income of $55,000 and $141,000 was provided in 2001 and 2000, respectively, from investment of cash and equivalents.

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

Transaction-based revenue averaged $.12 per transaction and $.07 per transaction for the years ended December 31, 2000 and 1999, respectively, representing an increase of 71%. Pricing changes implemented early in the year on certain transactions and the growth in statement transactions contributed to the improvement. Average revenue per claim transaction for the 4,656,000 claims processed was $.09 during the year ended December 31, 2000 compared to 2,778,000 claims processed at an average of $.07 in the prior year. Patient statement volumes increased to 626,000 in 2000 from approximately 30,000 in 1999 with an average revenue per transaction of $.34 in 2000.

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

PURCHASED RESEARCH AND DEVELOPMENT AND WRITE-OFF OF PURCHASED INTANGIBLES AND OTHER ASSETS

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

AMORTIZATION OF INTANGIBLES

Amortization of intangible assets of $412,000 was recorded in 2000 on trademarks and non-compete agreements acquired in the April 18, 2000 purchase of HealthExchange assets.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001 net cash used in operating activities of $4,243,000 was primarily attributable to an operating loss of $5,194,000 and change in working capital of $217,000, offset in part by depreciation of $599,000, non-cash amortizations and write offs of $470,000, and common stock issued for services of $99,000.

For the year ended December 31, 2000 net cash used in operating activities of $6,496,000 was primarily attributable to an operating loss of $17,695,000, offset in part by non-cash amortizations and write offs of $8,842,000 associated with HECOM, depreciation of $855,000, and change in working capital of $1,162,000. The acquisition of HECOM assets in the second quarter of 2000 was responsible for $10,649,000 of our $17,695,000 net loss. The following table presents HECOM's impact on our consolidated statement of operations:

                  Revenue                                        $    58,000
                                                                 ------------
                  Cost of revenue                                     21,000
                  Research and development                           944,000
                  Purchased research and development and
                     write-off of intangible assets                8,430,000
                  Amortization of intangibles                        412,000
                  Selling, general and administrative                900,000
                                                                 ------------



                  Total operating expenses                        10,707,000
                                                                 ------------
                  Net Loss                                       $10,649,000
                                                                 ============

In connection with the acquisition of HealthExchange assets, the Company accrued contractual acquisition costs of $500,000 representing a disputed investment banking fee. There has been no resolution of the dispute or substantial discussions from which to better estimate either the amount, if any, or the timing of any final settlement of the dispute.

Net cash used by investing activities was $38,000 in 2001 compared to net cash provided by investing activities in 2000 of $380,000 and net cash used in investing activities in 1999 of $5,493,000. For 2001, cash was provided represented the proceeds of $11,000 from the sale of equipment and fixtures and cash used was due to the purchase of $49,000 of equipment and furniture.

Net cash provided by investing activities in 2000 consisted of the sale of $3,832,000 marketable securities and collection of employee loans. Primary uses in 2000 consisted of the purchase of $2,978,000 of intangible assets and research and development from VHx Company, and the purchase of $499,000 in property and equipment.

Net cash used by investing activities in 1999 consisted of the net purchases of $3,832,000 of marketable securities and the purchases of $1,500,000 in property and equipment. In addition, we purchased operating licenses and began implementation for several internal support systems during 1999. In connection with the implementation of such systems, we capitalized $161,000 of internal development costs.

Net cash provided by financing activities in 2001 was $3,680,000 as a result of private placements of shares of common stock. A one-year loan in March 2001 from American Medical Finance, Inc., affiliated with certain officers and directors of the Company, in the amount of $400,000 bearing interest at 9.5% per annum was repaid in May 2001.

Net cash provided by financing activities in 2000 was $4,227,000 as a result of sales of common stock. In connection with a private placement in May 2000, we issued one year warrants to purchase 270,000 shares of common stock at a price of $4.60 per share and two year warrants to purchase 270,000 shares of common stock at a price of $5.60 per share.

Net cash provided by financing was $14,734,000 in 1999 as a result of sales of Series A 12% Subordinated Notes ("Notes") along with 125,000 shares of common stock for net proceeds of $892,000; of 2,875,000 shares of common stock in an initial public offering at $8.00 per share for net proceeds of $19,515,000; and borrowings of $911,000 against a line of credit facility with American Medical Finance, Inc. Net cash from the initial public offering was used to repay:
$5,234,000 of outstanding principal and accrued interest on the 9.5% note payable and line of credit facility with American Medical Finance, Inc.; $1,000,000 of outstanding principal and accrued interest under the Series A 12% Subordinated Notes; and $350,000 of contingent notes.

In March 2002, we completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. A portion of the proceeds of the sale was used to repay short term loans incurred in February 2002. In April 2002, we received a subscription to purchase an additional 40 shares of Series D Preferred Stock by an accredited investor for net proceeds of $10,000, which subscription was not formally accepted by us prior to the filing date of this report.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of our ability to meet our anticipated capital requirements through December 31, 2002.


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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through December 31, 2002. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

At December 31, 2001 we had $100,000 in cash accounts which were subject to interest rate fluctuations. Changes in interest rates will not materially effect our operations. We operate in the United States and are not subject to foreign currency fluctuations and run away inflation.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Below is an index of financial statements. The financial statements required by this item begin at page F-1 hereof.

                                                                            Page
                                                                            ----
       Independent Auditors' Report                                          F-1
       Consolidated Balance Sheets - December 31, 2001 and 2000              F-2
       Consolidated Statements of Operations for the Years Ended
         December 31, 2001, 2000 and 1999                                    F-3
       Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         for the Years Ended December 31, 2001, 2000 and 1999                F-4
       Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999                                    F-5
       Notes to Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, inc.

     We have audited the accompanying consolidated balance sheets of Claimsnet.com, inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed at 14(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
 Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note A, the Company has generated losses since inception and incurred negative cash flows from operations, and management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company's capital requirements through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                  Ernst & Young LLP

Dallas, Texas
February 15, 2002,
except for Notes A and I as to which the date is March 29, 2002

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                December 31,
                                                           ---------------------
                                                              2001       2000
                                                           ---------   ---------
                                     ASSETS
CURRENT ASSETS
  Cash and equivalents                                     $    531    $  1,132
  Accounts receivable, net of allowance for
    doubtful accounts of $35 and $29 in 2001
    and 2000, respectively                                      198         307
  Prepaid expenses and other current assets                     108         123
                                                           ---------   ---------
       Total current assets                                     837       1,562

EQUIPMENT, FIXTURES AND SOFTWARE
 Computer hardware and software                               1,822       1,875
 Software development costs                                   1,922       2,351
 Furniture and fixtures                                         150         125
 Office equipment                                                25          25
                                                           ---------   ---------

                                                              3,919       4,376
 Accumulated depreciation and amortization                   (3,299)     (2,862)
                                                           ---------   ---------
   Total equipment, fixtures and software                       620       1,514
                                                           ---------   ---------
TOTAL ASSETS                                               $  1,457    $  3,076
                                                           =========   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                        $    298    $    434
   Accrued severance                                             90         363
   Accrued acquisition costs                                    500         500
   Accrued payroll and other current liabilities                467         388
   Deferred revenues                                             17       1,225
                                                           ---------   ---------
Total current liabilities                                     1,372       2,910

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value;
     4,000,000 shares authorized, no shares
     issued or outstanding                                       --          --
   Common stock, $.001 par value;
     40,000,000 shares authorized; 11,141,000
     shares and 9,195,000 shares issued as of
     December 31, 2001 and 2000, respectively                    11           9
   Additional capital                                        39,571      36,820
   Deferred sales discount                                       --      (1,334)
   Accumulated deficit                                      (39,497)    (34,303)
   Treasury stock, 644,000 shares, at cost at
     December 31, 2000                                           --      (1,026)
                                                           ---------   ---------
       Total stockholders' equity                                85         166
                                                           ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  1,457    $  3,076
                                                           =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                            Year Ended December 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
REVENUES                                               $  1,336    $  1,602    $    414

Cost of revenues                                          2,605       3,274       2,418
                                                       ---------   ---------   ---------
Gross loss                                               (1,269)     (1,672)     (2,004)
                                                       ---------   ---------   ---------
OPERATING EXPENSES:
 Research and development                                   772       2,019         981
 Purchased research and development and write-off
  of purchased intangibles and other assets                  --       8,430          --
 Amortization of intangibles                                 --         412          --
 Selling, general and administrative                      3,196       5,297       5,086
                                                       ---------   ---------   ---------
LOSS FROM OPERATIONS                                     (5,237)    (17,830)     (8,071)
                                                       ---------   ---------   ---------
OTHER INCOME (EXPENSE)
 Interest expense-affiliate                                  (6)         (6)       (142)
 Interest expense-bridge debt                                --          --        (967)
 Interest expense-other                                      (6)         --          --
 Interest income                                             55         141         322
                                                       ---------   ---------   ---------
   Total other income (expense)                              43         135        (787)
                                                       ---------   ---------   ---------

NET LOSS                                               $ (5,194)   $(17,695)   $ (8,858)
                                                       =========   =========   =========

NET LOSS PER SHARE - BASIC AND DILUTED                 $  (0.52)   $  (2.16)   $  (1.52)
                                                       =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
(Basic and diluted)                                       9,999       8,174       5,811
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

                                            CLAIMSNET.COM INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF CHANGES IN
                                             STOCKHOLDERS' EQUITY (DEFICIT)
                                                     (In Thousands)

                                                                                                                   Total
                                                                             Deferred                          Stockholders'
                                          Number of     Common   Additional    Sales    Accumulated  Treasury      Equity
                                           Shares       Stock     Capital    Discount    Deficit      Stock      (Deficit)
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------
Balances at January 1, 1999                  3,625    $      4   $  3,882          --    $ (7,750)         --    $ (3,864)

Issuance of common stock with
 Series A 12% Subordinated Notes               125          --        850          --          --          --         850

Non-employee stock option grants                --          --        155          --          --          --         155

Issuance of common stock warrants               --          --        121          --          --          --         121

Sale of common stock in initial public
 offering                                    2,875           3     19,512          --          --          --      19,515

Issuance of warrants in connection
 with development agreement                     --          --      1,700      (1,700)         --          --          --

Amortization of deferred sales discount         --          --         --          52          --          --          52

Net loss                                        --          --         --          --      (8,858)         --      (8,858)
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------
Balances at December 31, 1999                6,625           7     26,220      (1,648)    (16,608)         --       7,971
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------
Sale of common stock                         1,370           1      4,226          --          --          --       4,227

Issuance of common stock for asset
 purchase                                    1,200           1      6,374          --          --          --       6,375

Return to treasury of stock issued for
 asset purchase                               (888)         --         --          --          --      (1,415)     (1,415)

Issuance from treasury of common stock
 for settlement of acquired obligation         244          --         --          --          --         389         389

Amortization of deferred sales discount         --          --         --         314          --          --         314

Net loss                                        --          --         --          --     (17,695)         --     (17,695)
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------
Balances at December 31, 2000                8,551           9     36,820      (1,334)    (34,303)     (1,026)        166
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------

Sale of preferred stock converted into
  common stock                                 660           1        462          --          --          --         463

Sale of common stock                         1,914           1      3,216          --          --          --       3,217

Issuance of common stock for services           16          --         42          --          --          --          42

Issuance of warrants for services               --          --         57          --          --          --          57

Cancellation of treasury stock                  --          --     (1,026)         --          --       1,026          --

Write off unamortized portion of
  deferred sales discount                       --          --         --       1,334          --          --       1,334

Net loss                                        --          --         --          --      (5,194)         --      (5,194)
                                          ---------   ---------  ---------   ---------   ---------   ---------   ---------
Balances at December 31, 2001               11,141    $     11   $ 39,571    $     --    $(39,497)   $     --    $     85
                                          =========   =========  =========   =========   =========   =========   =========

                The accompanying notes are an integral part of these consolidated financial statements

                                                          F-4

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                     2001       2000        1999
                                                                  ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (5,194)   $(17,695)   $ (8,858)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Depreciation and amortization                                     599         855         882
     Common stock and warrants issued for services                      99          --         276
     Provision for doubtful accounts                                    19          27          65
     Amortization  of intangibles                                       --         412          --
     Purchased research and development and write
       off of purchased intangibles                                     --       8,415          --
     Write off deferred development costs and warrants,
       net of project revenue                                          356          --          --
     Loss on sale and write-off of property and equipment               16          15          --
     Amortization of debt discount and deferred financing costs         --          --         958
     Amortization of deferred sales discount                            79         313          52
     Changes in operating assets and liabilities,
      net of acquisitions:
       Accounts receivable                                              90        (236)       (121)
       Prepaid expenses and other current assets                        15          51        (154)
       Accounts payable and other accrued expenses                     (57)       (130)        525
       Accrued severance                                              (273)        363          --
       Deferred revenues                                                 8       1,114         111
                                                                  ---------   ---------   ---------
  Net cash used in operating activities                             (4,243)     (6,496)     (6,264)
                                                                  ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                    --          --      (5,757)
   Proceeds from sale of marketable securities                          --       3,832       1,925
   Purchase of intangible assets and research and development           --      (2,978)         --
   Employee loan                                                        --          25          --
   Purchase of property and equipment                                  (49)       (499)     (1,500)
   Proceeds from sale of property and equipment                         11          --          --
   Capitalized cost of internal software development                    --          --        (161)
                                                                  ---------   ---------   ---------
   Net cash (used in) provided by investing activities                 (38)        380      (5,493)
                                                                  ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes and line of credit - affiliate                    400          --         911
   Payments of notes and line of credit - affiliate                   (400)         --      (5,234)
   Issuance of Series A 12% Subordinated Notes                          --          --         892
   Payment of Series A 12% Subordinated Notes                           --          --      (1,000)
   Payment of contingent notes                                          --          --        (350)
   Proceeds from issuance of common and preferred stock              3,680       4,227      19,515
                                                                  ---------   ---------   ---------
   Net cash provided by financing activities                         3,680       4,227      14,734
                                                                  ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                       (601)     (1,889)      2,977
CASH AND EQUIVALENTS, BEGINNING OF YEAR                              1,132       3,021          44
                                                                  ---------   ---------   ---------
CASH AND EQUIVALENTS, END OF YEAR                                 $    531    $  1,132    $  3,021
                                                                  =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In Thousands)

                                                                     Year Ended December 31,
                                                                 -----------------------------
                                                                   2001      2000       1999
                                                                 --------  ---------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON CASH TRANSACTIONS:

Issuance of common stock for intangible assets
 and research and development                                    $    --   $  6,375   $    --
                                                                 ========  =========  ========

Return to treasury of stock issued for asset purchase            $    --   $ (1,415)  $    --
                                                                 ========  =========  ========

Issuance of common stock for settlement of acquired obligation   $    --   $    389   $    --
                                                                 ========  =========  ========

Common stock issued in connection with Series A
 12% Subordinated Notes                                          $    --   $     --   $   850
                                                                 ========  =========  ========

Common stock warrants issued in connection with development
 and services agreement                                          $    --   $     --   $ 1,700
                                                                 ========  =========  ========

Cash paid for interest                                           $    12   $      6   $   994
                                                                 ========  =========  ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

During 2000, the Company made private placements of 1,370,000 shares of common stock at prices between $3.00 and $3.50 per share. In April 2000, the Company formed a wholly owned subsidiary, HealthExchange.com (HECOM), to purchase certain research and development and other assets from VHx Company. (See Note C)

During 2001, the Company sold 1,514,000 shares of common stock to McKessonHBOC ("McKesson") at $1.75 per share, sold 620,000 shares of common stock to other investors at prices between $0.70 and $1.75, sold 440 shares of Series C Preferred Stock to accredited investors at $700 per share which subsequently converted into 440,000 shares of common stock, and issued 16,000 shares of common stock in exchange for professional services rendered. In March 2001, the Company entered into a twelve-month loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000 bearing interest at 9.5% per annum which was repaid in April 2001.

The Company has generated losses since inception and has had negative cash flow from operations. Through 2001, the Company generated minimal revenues and relied on an initial public offering, private equity placements, and funding from a related party to fund its operations and development activities. On March 29, 2002 the Company consummated additional private placements of preferred stock for net proceeds of $276,000. In February and March 2002 the Company issued short term notes to a related party of which $285,000 remained outstanding as of March 29, 2002. The Company's business strategy and organization has been modified on several occasions to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through December 31, 2002. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying financial statements include the accounts of Claimsnet.com and its subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company enters into services agreements with its customers to provide access to its hosted software platform for processing of customer transactions, including base level support. The customers are not entitled to delivery of the

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Company's software at any time during or at the end of the agreements. The customers access the Company's hosted software platform via the internet with no additional software required to be located on the customer's systems. Customers pay transaction fees and pay time and materials charges for support above the base level and one customer paid monthly hosting fees for dedicated servers and databases. Customer agreements also may (i) provide for development fees related to private labeling of the Company's software platform (i.e. access to the Company's servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and (ii) have periodic license fees. The Company accounts for its service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. The Company does not segment these services and use the contractual allocation to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. The Company recognizes service fees for transactions, above base support and monthly hosting as the services are performed.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs capitalized at December 31, 2001 and 2000 were $1,922,000 and $2,351,000, respectively. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of 3 years or the contractual term, as appropriate. Amortization expense related to internally developed software totaled $20,000, $292,000 and $673,000 for 2001, 2000, and 1999, respectively. Amortization was completed in year 2001 for all capitalized development software.

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

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $297,000, $304,000 and $141,000 in 2001, 2000 and 1999, respectively. Equipment and fixtures possessing a cost of $77,000 and accumulated depreciation of ($50,000) were sold for proceeds of $11,000 in 2001. Equipment and fixtures acquired with the HealthExchange purchase of assets containing a recorded value of $15,000 were written off in 2000.

Effective January 1, 1999 the Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No internal development costs were capitalized in 2001 or 2000.

The software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $282,000, $258,000 and $68,000 in 2001, 2000 and 1999.

Leasehold improvement costs are capitalized and amortized over the remaining lease term. Costs of $3,000 were incurred in 2000 and amortization of $34,000 and $11,000 was recorded in 2000 and 1999, respectively.

INTANGIBLE ASSETS

The purchase price of HECOM assets acquired from VHx Company in April 2000 (see Note C) was allocated to intangible assets and research and development based upon projected cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. Intangible assets included trademarks and non-compete agreements. Initial results of the valuation valued intangibles at $3,700,000 and amortization commenced using straight-line method of depreciation, with a four year expected life. Amortization of $412,000 was recorded in 2000 prior to total impairment. Subsequent re-valuations, due to contractual and strategic revisions resulted in a charge for the full impairment of intangibles in 2000.
                                      F-8

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are provided for the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation reserves are provided for the deferred tax assets when, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents, representing options and warrants totaling approximately 1,638,000 shares at December 31, 2001 are not included in the diluted loss per share as they would be antidilutive. As such, diluted and basic loss per share are the same.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company's comprehensive net loss is equal to its net loss for all periods presented.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant, as determined by the Board of Directors. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," for equity instruments granted to non-employees.

SEGMENT REPORTING

The Company operated during all periods in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

One customer represented 27%, 43% and 21% of the Company's total revenue for 2001, 2000 and 1999, respectively. The Company does not generally require collateral. Management provides an allowance for doubtful accounts which reflects its estimate of uncollectible receivables.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates that were used.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and SFAS 142 stipulates that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but must be reviewed at least annually for impairment. Since full impairment of the Company's intangible assets was recorded in 2000, the adoption of SFAS 142 will have no impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provision of APB Opinion No. 30, "Reporting the Result of Operations for a Disposal of a Segment of a Business." The Company has adopted SFAS 144 as of January 1, 2002 and does not expect that the adoption will have a significant impact on the Company's financial position or results of operations.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $44,000, $230,000 and $579,000 were incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

RECLASSIFICATION

Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

NOTE C--HEALTHEXCHANGE ASSET ACQUISITION

On April 18, 2000, Claimsnet.com, through its newly formed, wholly-owned subsidiary, HealthExchange.com, Inc., a Delaware corporation ("HECOM"), executed an asset purchase agreement (the "Asset Purchase Agreement") with VHx Company, a Nevada corporation ("VHx"), whereby HECOM acquired selected properties and assets of VHx, including the HealthExchange.com name and HealthExchange.com trademarks, related to all efforts of VHx to develop products and services designed to use Internet technology to facilitate and improve interaction between physicians, health plans, employers and their members in exchange for
(i) 1,200,000 shares of common stock, par value $.001 per share, which were held in escrow, (ii) the assumption of certain liabilities, and (iii) the cancellation of a $2 million advance owed by VHx to the Company. In addition, the Company issued additional consideration comprised of 13,767 shares of Series A 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share, and 13,767 shares of Series B 8% Convertible Redeemable Preferred Stock, stated value of $725.60 per share (the Preferred Stock).

The Preferred Stock was contingent upon the completion of specified milestones, described below, by March 31, 2001. The Preferred Stock was cancelled since the milestones were not satisfied.

One of the significant assets acquired, an agreement with John Deere Health ("JDH") for development of an Enterprise Care Management System, required the parties to negotiate mutually agreeable business terms for delivery of the system after acceptance of beta testing. The Company and JDH were unable to reach such an agreement. Additionally, the asset purchase agreement contained provisions related to the satisfaction of pre-existing financial obligations due to JDH by VHx within 180 days of the acquisition and also contained certain provisions in the event that such obligations were not satisfied by VHx. VHx was unable to satisfy the JDH obligations within the 180 days. As a result, the Company exercised its rights pursuant to the asset purchase agreement and reclaimed 888,000 of the 1,200,000 million shares of common stock into treasury stock. The fair market value of the common shares returned to the Company was $1,415,000 as of the date of the agreement. Contemporaneously, the Company, HECOM, and JDH reached an agreement in December 2000 by which the parties agreed
                                      F-10

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE C--HEALTHEXCHANGE ASSET ACQUISITION (CONTINUED)

to cancel all pre-existing agreements and JDH agreed to forgive all unpaid obligations in exchange for 244,000 shares of Claimsnet.com common stock which was valued at $389,000 at the date of the agreement. The remaining treasury stock was cancelled in 2001.

The Company allocated the purchase price to the various assets acquired using standard valuation methodologies, projecting cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. A blended state and federal effective tax rate of 40% was applied to the cash flows. These cash flows were discounted to their present value using discount rates between 60 and 70 percent, reflective of development products at similar risk. The initial results valued the intangible assets at $3,700,000 after charges to in-process technology of $6,154,000, which was recorded in the quarter ended June 30, 2000.

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

As a result of the revised valuation of intangible assets acquired and the revised agreement and return of escrowed shares described above, the Company recognized charges of $3,288,000 for impairment of assets, $15,000 for write off of fixed assets and a reduction to purchased research and development expense of $1,026,000 in 2000. Amortization of $412,000 related to the acquisition has been recognized during the twelve months ended December 31, 2000.

The Company and JDH also entered into a separate business agreement whereby the Company continued to provide limited services to JDH and its clients at fair market value through the third quarter of 2001.

The following table reflects the impact of HECOM upon the Company's year 2000 operations:

                  Revenue                                       $     58,000
                                                                -------------

                  Cost of sales                                       21,000
                  Research and development                           944,000
                  Purchased research and development and
                    write-off of intangible assets                 8,430,000
                  Amortization of intangibles                        412,000
                  Selling, general and administrative                900,000
                                                                -------------
                  Total operating expenses                        10,707,000
                                                                -------------
                  NET LOSS                                      $ 10,649,000
                                                                =============

NOTE D--INCOME TAXES

There was no provision or benefit for federal or state income taxes for the three years ended December 31, 2001.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE D--INCOME TAXES (CONTINUED)

                                                                December 31,
                                                           2001             2000
                                                       -------------   -------------
         Benefit computed at federal statutory rate    $ (1,765,851)   $ (6,016,300)
         Permanent differences                               69,123          60,591
         State income tax benefit, net of federal
          tax effect at state statutory rate               (148,214)       (520,249)
         Increase in valuation reserve                    1,844,941       6,475,958
                                                       -------------   -------------
                                                       $         --    $         --
                                                       =============   =============

The components of the deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                           2001             2000
                                                       -------------   -------------
         Deferred tax assets:
           Net operating loss carryforwards            $ 14,038,041    $ 12,399,304
           Fixed assets                                     156,052              --
           Allowance for doubtful accounts                   12,940          10,721
                                                       -------------   -------------
         Total deferred tax assets                       14,207,033      12,410,025
         Valuation allowance for deferred tax assets    (14,207,033)    (12,362,092)
                                                       -------------   -------------
                                                                 --          47,933
         Deferred tax liabilities:
           Equipment and fixtures                                --         (47,933)
                                                       -------------   -------------
         Deferred income tax assets, net of
           deferred tax liabilities                    $         --    $         --
                                                       =============   =============

At December 31, 2001, the Company has approximately $38,000,000 of federal net operating loss carryforwards, which begin to expire in 2011. The Company has approximately $8,000,000 of state net operating losses as of December 31, 2001.

As a result of stock issued during 2000 and 2001, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company's ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%.

NOTE E--RELATED PARTY TRANSACTIONS

In March 2001, the Company entered into a loan agreement in the amount of $400,000 with American Medical Finance, Inc., a related party. Principal and interest, at 9.5% per annum on the unpaid principal, was due in March 2002. In April 2001, the Company repaid the full amount of the note along with accrued interest thereon.

In 2000, American Medical Finance acquired 100,000 shares of common stock at $3.00 per share. As a result, American Medical Finance owns a total 482,000 shares of the Company's common stock or 4.3% of the outstanding shares at December 31, 2001.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE F--STOCKHOLDERS' EQUITY

In December 2001, the Company issued 660,000 shares of common stock, including 440,000 shares resulting from the conversion of 440 shares of Series C 8% Convertible Redeemable Preferred Stock ("Series C Preferred Stock"), for the private placement of securities to accredited investors at $0.70 per common share, for net proceeds of $462,000. The Series C Preferred Stock was issued at the stated value of $700 per share. No dividends accrued prior to March 31, 2002. Each share of Series C Preferred Stock was automatically convertible into 1,000 shares of common stock upon approval of the shareholders, which was received at the annual shareholders" meeting held on December 26, 2001. Holders of the Series C Preferred Stock have the right to vote together with the holders of common stock on an as converted basis.

In June 2001, the Company issued 16,000 shares of common stock valued at $42,000 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001. The Company recognized expense of $42,000 for services rendered.

In April 2001, the Company entered into an agreement with McKesson that superseded its October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share, for net proceeds of $2,650,000, and paid a one-time fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminates certain Claimsnet operating requirements to provide dedicated system hosting, operations, and support services, and eliminates future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which the Company and McKesson may jointly pursue. No registration rights were granted to McKesson for the shares acquired. The Company received 27% or $366,000 of its 2001 revenues from McKesson, $288,000 of which was related to software license and support revenues under the McKesson Development and Services Agreement, and incurred $352,000 of expense for services provided by McKesson.

Pursuant to the October 1999 agreement, through March 31, 2001 the Company (a) received payments in the aggregate amount of $2,202,000 (of which approximately $1,200,000 was received in December 2000) related to development and license fee provisions, which were recorded as deferred revenue and were being accounted for by amortizing the total amount, received and to be received, of approximately $4,500,000 ratably over the expected contract life of 65 months, (b) expended $428,000 related to development and implementation costs, which was recorded as software development costs on the balance sheet, and was being amortized ratably over the expected contract period of 65 months, and (c)recorded in equity a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant, which was being amortized ratably over the expected contract period of 65 months. As of March 31, 2001, the Company had amortized $1,187,000 of the deferred revenue into revenue, $112,000 of the deferred development costs into cost of revenues, and $445,000 of the deferred sales discount as a reduction of revenues, leaving balances of $1,015,000, $316,000 and $1,255,000, respectively. As of March 31, 2001, the
Company accrued the $200,000 payment, received in April 2001 in connection with the contract modification, as additional deferred revenue. As a result of the April 2001 modification of the October 1999 agreement with McKesson, as of March 31, 2001 the Company offset the remaining deferred sales discounts against the remaining deferred revenue. Although the new agreement with McKesson permits them to continue to use the software, which the Company had developed specifically to process their transactions, there was no requirement for them to use the system and no ability to project future transaction revenues.

In March 2001, the Company completed the private placement of 400,000 shares of common stock to an accredited investor at $1.75 per share for net proceeds of $596,000. In April 2001, the Company issued warrants to purchase 40,000 shares of common stock to financial advisors that assisted the Company with the negotiation and structuring of such investment. The warrants are immediately exercisable at a price of $1.75 per share and expire on the second anniversary of the date of grant. The stock price on the date of grant was $1.74 per share. The warrants are fully vested and issued for services rendered in the current period. The Company recognized a charge to earnings of $57,000, which was equal to the imputed value of the warrants, estimated at $1.41 per share using the Black-Scholes valuation method (using the following assumptions: life of two years, risk free rate of 5.10 percent, no dividends during the term, and a volatility of 1.5).




In January 2001, the Company granted employees options to purchase an aggregate of 385,500 shares of common stock under the 1997 Stock Option Plan. The options were issued at a price of $1.25 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest on the first anniversary of the grant.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

In 2000, the Company sold 1,370,000 shares of common stock in private placement to various accredited investors at prices between $3.00 and $3.50 per share for proceeds of $4,227,000. In connection with the financing, the Company issued warrants to purchase 270,000 shares of common stock at a price of $4.60 for a period of one year and warrants to purchase 270,000 shares of common stock at a price of $5.60 for a period of two years.

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

In 1999 the Company issued $1,000,000 of Series A 12% Subordinated Notes ("Notes") along with 125,000 shares of common stock for net proceeds of approximately $892,000 (net of closing fees and cash financing expenses). The notes and all accrued interest were due upon the earlier of the first day subsequent to the close of the Company's initial public offering or one year from the date of issuance. The 125,000 shares of common stock issued with the Notes were valued at $850,000 ($6.80 per share) and were recorded at that amount with a corresponding charge to debt discount. The Notes were repaid in April 1999 from the proceeds of the initial public offering which occurred on April 6, 1999 and the debt discount was amortized over the period from issuance to repayment, resulting in an $850,000 charge to interest expense. Debt issuance costs of $108,000 were capitalized as deferred financing costs and amortized to interest expense over the period the Notes were outstanding.

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

In connection with the initial public offering, the Company granted employees and non-employees options to purchase 420,000 shares of common stock under the 1997 Stock Option Plan ("1997 Plan"), 27,000 of which were granted to non-employees. Total shares authorized for grant under the 1997 Plan are 1,307,692. The options were granted at a price of $8.00 or $8.80 per share, expire on the tenth anniversary of the grant, and the employee options vest ratably over the first four anniversaries of the grant. The non-employee options were granted for past services, are fully vested, and become exercisable ratably over the first four anniversaries of the grant. The options granted to non-employees required a charge to earnings equal to the imputed value of the options as of March 31, 1999, which was estimated at $5.73 per option using the Black-Scholes valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). This resulted in a one-time expense of $155,000.

The Company also granted non-employee directors options to purchase 80,000 shares of common stock under the 1998 Stock Option Plan for Non-Employee Directors ("Non-Employees and Director's Plan)". The non-employee director options were issued with an exercise price of $8.00 per share. In May 1999, the board of directors voted to accelerate the vesting of the directors' option shares from one year to immediate vesting. The Company did not record a charge for the acceleration as it determined the modification resulted in a de minimus change in fair value. All options expire on the tenth anniversary of the date of the grant.




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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). Therefore, the Company recognized a one-time expense of $121,400 as of March 31, 1999 related to the issuance of warrants.

In November 1999, the Company granted certain employees and non-employees options to purchase 62,500 shares of common stock under the 1997 Plan, 5,000 of which were granted to a non-employee. The options provide for an exercise price of $8.00 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over the first four anniversaries of the grant. The options granted to the non-employee were valued at $5.06 per share based on the Black-Scholes valuation method (using the following assumptions: life of four years, risk free rate of 7 percent, no dividends during the term, and a volatility of 0.8). The expense is being recognized ratably over the four year vesting period.

STOCK BASED COMPENSATION ARRANGEMENTS

The Company's 1997 Plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 1,307,692 shares of common stock. The options are to be issued at fair market value, as defined, and generally vest 25% each year from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire on termination of employment.

The Company's Directors' Plan provides for the issuance to non-employee directors of options to acquire 361,538 shares of common stock. The options are to be issued at fair market value, as defined, and vest on the first anniversary from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire one year from the date upon which the participant ceases to be a Director.

The following table summarizes the stock option activity related to the Company:

                                                                        WEIGHTED
                                                                        AVERAGE
                                             NUMBER OF     PER SHARE    EXERCISE
                                              SHARES       EXERCISE      PRICE
                                             ---------    -----------   --------
Outstanding options-January 1, 1999                --     $       --    $    --
    Granted                                   562,500      7.00-8.80       7.73
    Expired                                   (42,750)          8.00       8.00
                                             ---------    -----------   --------
Outstanding options-December 31, 1999         519,750      7.00-8.80       7.70
    Granted                                   220,000      2.38-8.00       7.36
    Expired                                  (221,837)     7.00-8.00       7.46
                                             ---------    -----------   --------
Outstanding options-December 31, 2000         517,913      2.38-8.80       7.66
    Granted                                   435,500      0.50-1.75       1.21
    Expired                                  (273,813)     1.25-8.00       6.20
                                             ---------    -----------   --------
Outstanding options-December 31, 2001         679,600     $0.50-8.80    $  4.11
                                             =========    ===========   ========
Options exercisable-December 31, 2001         199,050     $2.38-8.80    $  7.56
                                             =========    ===========   ========

Outstanding options as of December 31, 2001, had a weighted average remaining contractual life of approximately 8.3 years and a weighted average fair value at issuance of $5.43 based on the Black-Scholes value method. Options available for grant under the Company's 1997 Plan at December 31, 2001, were 758,092, and under the Company's Directors' Plan were 231,538.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE F--STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes the warrant activity related to employee grants:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                 NUMBER OF  PER SHARE  EXERCISE
                                                  SHARES    EXERCISE     PRICE
                                                 ---------  ---------  ---------
Outstanding employee warrants-January 1, 2000          --         --         --
    Granted                                       178,250   $   3.00   $   3.00
    Expired                                       (33,800)      3.00       3.00
                                                 ---------  ---------  ---------
Outstanding employee warrants-December 31, 2000   144,450       3.00       3.00
    Granted                                            --         --         --
    Expired                                       (51,200)      3.00       3.00
                                                 ---------  ---------  ---------
Outstanding employee warrants-December 31, 2001    93,250   $   3.00   $   3.00
                                                 =========  =========  =========
Employee warrants exercisable-December 31, 2001    93,250   $   3.00   $   3.00
                                                 =========  =========  =========

Outstanding employee warrants as of December 31, 2001, had a weighted average contractual life of approximately 2.4 years and a weighted average fair value at issuance of $2.53 based on the Black-Scholes value method.

SFAS 123 requires the disclosure of pro forma net loss and net loss per share as if the Company had adopted the fair value method since inception. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, four years; risk free rate of 3.51 to 7 percent; no dividends during the expected term; and a volatility of 0.8 to 1.4. If the computed values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, net loss would have been $5,285,000 ($0.53 per basic and diluted share) for the year ended December 31, 2001, $17,226,000 ($2.11 per basic and diluted share) for the year ended December 31, 2000 and $9,200,000 ($1.58 per basic and diluted share) for the year ended December 31, 1999.

NOTE G--COMMITMENTS AND CONTINGENCIES

The Company leases office space under a lease agreement that expires on December 31, 2002. Rent expense totaled $184,000, $492,000 and $248,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense commitments for the year ended December 31, 2002 are $152,000.

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. One such dispute relates to a $500,000 amount associated with the acquisition of HECOM assets in April 2000, which is accrued in current liabilities as of December 31, 2001. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE H--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. The Company has made no contributions to the plan through December 31, 2001.

NOTE I--SUBSEQUENT EVENTS

On January 2, 2002 the Company granted employees options under the 1997 Plan to purchase an aggregate of 456,000 shares of common stock. The options contained an exercise price of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100 % one year from the date of grant.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE I--SUBSEQUENT EVENTS (CONTINUED)

On February 21, 2002 the Company granted employees the remaining options under the 1997 Plan and warrants to purchase an aggregate of 582,045 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25 % immediately on the date of grant and an additional 25% on each 3 month anniversary of the date of grant.

On March 6, 2002 the Company's common stock ceased trading on the Nasdaq SmallCap Market and began trading on the OTC Bulletin Board.

On March 12, 2002 the Company announced that a number of changes had been implemented to significantly improve financial performance, including the voluntary resignation of Bo W. Lycke as President and Chief Executive Officer in order to reduce executive compensation and the appointment of Paul W. Miller, who has been serving in the capacity of Chief Operating Officer and Chief Financial Officer, to succeed him.

On March 12, 2002 the Company announced that the board of directors had accepted the resignations of Westcott W. Price, III, Ward L. Bensen, and Robert H. Brown, Jr. as members of the board of directors and elected two new directors, Thomas Michel and Jeffrey Black to fill two of the vacated seats. Mr. Black and Mr. Michel are representatives of the investment syndicate providing funding to the Company.

In March12, 2002 the Company announced that, in addition to Mr. Lycke's resignation, the Company had recently implemented a number of staff reductions along with salary reductions for management personnel and certain employees and that steps were being taken to reduce other operating expenses. The Company also announced that it had implemented new pricing to improve profit margins on current clients and that, in exchange for the salary reductions, the Company had issued stock options and warrants to participating employees.

On March 13, 2002, contemporaneous with the operational changes, the Company announced a funding commitment from Claimsnet Partners LLC, a New York based limited liability corporation, controlled by the principles of a Zurich, Switzerland based investment group, for an aggregate $826,000 commitment to acquire preferred stock at a price of $250 per share. Each share of preferred stock is convertible into one thousand shares of common stock. The offering supersedes the remaining commitment of the financing announced in November 2001 under which $462,000 was invested.

On March 13, 2002, the Company also announced that material changes had been made to the operating structure of the business, at the request of the investors in Claimsnet Partners LLC and that the board and management are utilizing several key advisory services to review merger and/or acquisitive related opportunities, review and assess sales and marketing policies and reforms to expedite revenue generation, and to advise the board on re-establishing shareholder value. The Company also announced that it was conducting a feasibility study to re-position and positively modify the Company's offerings to enable the business to recognize and accelerate revenue growth within the current fiscal year.

On March 29, 2002, the Company completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. Each share of Series D Preferred Stock has a stated value of $250 per share, a liquidation preference over holders of common stock, does not accrue dividends, and is convertible into 1,000 shares of common stock at a stated value of $0.25 per share at the election of the holder. The Company has the right to initiate redemption of the Series D Preferred Stock at the stated value in the event that the average high and low bid price of the Company's common stock exceeds $.50 for 20 of any 30 consecutive trading days. If the Company initiates redemption proceedings, the holders may elect to convert to common shares prior to the redemption date. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock on an as converted basis. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, is the corporate secretary. In the foregoing financing the Company provided certain rights to register resale of the shares at the Company's expense under the Securities Act of 1933.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

NOTE I--SUBSEQUENT EVENTS (CONTINUED)

In February and March 2002, the Company entered into four separate unsecured short-term loan agreements with National Financial Corp., a related party, in the aggregate amount of $390,000. The Company repaid one note in the principal amount of $105,000 plus accrued interest thereon in February 2002. The remaining three notes in the aggregate principal amount of $285,000 plus interest, at 9.5% per annum on the unpaid principal, are due on September 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME                           AGE     POSITION
----                           ---     --------
Bo W. Lycke. . . . . . . .  .  56      Chairman of the Board of Directors and
                                       Class I Director
Paul W. Miller. . . . . . . .  46      President and Chief Executive Officer
Patricia Davis  . . . . . . .  46      Senior Vice President of Sales, Marketing
                                       and Business Development
Jeff P. Baird . . . . . . . .  40      Senior Vice President of Technology
Sture Hedlund . . . . . . . .  63      Class II Director
John C. Willems, III. . . . .  46      Class II Director
Jeffry M. Black . . . . . . .  45      Class I Director
Thomas Michel . . . . . . . .  50      Class II Director

The following is certain summary information with respect to our executive officers and directors.

BO W. LYCKE has served since our inception as our Chairman of the Board of Directors and until March 2002 as our President, and Chief Executive Officer. In 1990, Mr. Lycke founded American Medical Finance for the purpose of financing and processing medical accounts receivable and, since such time, has served as the Chairman of the Board of Directors thereof. During the period from 1983 to 1990, Mr. Lycke was involved in a variety of entrepreneurial undertakings in the fields of satellite antenna manufacturing, precious metal scrap recovery, and independent radio programming production. He also has extensive experience as a director of several private companies. In 1972, Mr. Lycke founded, and from 1973 to 1983, was president and director, of Scanoil, Inc., a company engaged in domestic and international oil futures trading, as well as chartering and operating ocean-going oil tankers. From 1971 to 1983 Mr. Lycke also served as a President and director of various domestic operating subsidiaries of the Volvo Automotive/Beijer Group, the indirect owner of Scanoil, Inc.

PAUL W. MILLER, a Certified Public Accountant, has served as our President and Chief Executive Officer since March 2002, our Chief Financial Officer since November 1997, and our Chief Operating Officer from October 2000 to March 2002. From September 1995 to October 1997, Mr. Miller served as Chief Financial Officer and Vice President of Quality Management Services for Sweetwater Health Enterprises, Inc., a NCQA accredited credentials verification organization and commercial software firm serving the managed healthcare industry. From April 1991 to May 1995, Mr. Miller served as Chief Financial Officer and Secretary of Quantra Corporation, formerly, Melson Technologies, an information systems company serving the commercial real estate industry. From January 1984 to February 1991, Mr. Miller held a variety of financial and operations management positions in the independent clinical laboratory industry with SmithKline Beecham Clinical Laboratories, Inc. and Nichols Institute Laboratories North Texas, Ltd.

PATRICIA DAVIS has served as our Senior Vice President of Sales, Marketing and Business Development since November 2001. Ms. Davis joined us in October 1999 as Vice President of Business Development and also served as Senior Vice President of Sales and Business Operations from October 2000 to November 2001. She has over 15 years of health industry management experience. From December 1996 to September 1999 Ms. Davis was the director of quality management services for

Caredata.com, a leading healthcare intelligence provider and Internet content destination. From November 1993 to November 1996, she was the region sales/service manager for Quest Diagnostics, one of the leading clinical and research development laboratories. Prior to Quest Diagnostics, Ms. Davis held positions managing operations, client services, sales and multi-site information systems for several of the largest companies in the $35 billion clinical laboratory industry, including Nichols Institute and SmithKline Beecham Clinical Laboratories. Ms. Davis began her career in 1980 at International Clinical Laboratories.

JEFF P. BAIRD has served as our Senior Vice President of Technology since joining the Company in June 2001. He has over 15 years technical leadership experience in health care technology business planning, product development, systems engineering and integration, quality assurance, and IT infrastructure design, implementation and operational support. From July 2000 to June 2001 Mr. Baird was Senior Manager of Web Architecture for First Consulting Group (FCG) providing strategic technical leadership to large health delivery and health plan organizations. From December 1995 to July 2000 he was Vice President of Information Technology for Caredata.com, a leading healthcare intelligence provider and Internet content destination. Mr. Baird's prior experience included Director, Product Development for S2 Systems, a commercial software development company specializing in Electronic Data Interchange (EDI), and Director, Systems Development and Support for Equifax Healthcare Administrative Services, a healthcare cost management company.

STURE HEDLUND has served as a director of our Company since 1998. Since January 1987, Mr. Hedlund has also been Chairman of the board of directors of Scandinavian Merchant Group AB, a Swedish corporation engaged in venture capital investing. From 1993 to April 5, 2001, Mr. Hedlund served as a director of Ortivus AB, a public company engaged in the business of medical technology, and a director of Ortivus Medical AB, a subsidiary of Ortivus AB, engaged in the manufacture of heart monitoring devices.

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

JEFFREY M. BLACK was elected a director of our Company in February 2002. He has been engaged for over 20 years in advising and developing publicly traded companies in strategic planning and procedures for many aspects concerning the business of operating in a public arena. For the past six years, Mr. Black has served as President of Investors Communications Group, Inc. (ICG) a public relations firm. ICG focuses on helping companies develop and implement public relation programs for the investment /broker community, consulting on financing for new capital infusion and planning/implementing acquisition strategies.

THOMAS MICHEL was elected as a director of our Company in February 2002. Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities. From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland. Mr. Michel currently serves on the Board of Directors for Best 243 AG, IQUBE AG and Spirit of Covey AG, a manufacturer of natural skincare products.

In June 2001, Mr. Abbas R. Kafi, who had been Chief Technology Officer, left the Company and his responsibilities were assumed by Mr. Baird. In December 2001, Mr. Westcott W. Price, III, resigned as a director of the Company. In February 2002, Messrs. Ward C. Bensen and Robert H. Brown each resigned as a director of the Company. Messrs. Black and Michel were elected to fill two of the vacancies, with one vacancy remaining in the Board .

STRUCTURE OF THE BOARD OF DIRECTORS

The Board of Directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Lycke and Black, whose terms expire at the 2002 annual meeting of stockholders. The Class II directors currently are Messrs. Hedlund, Willems, and Michel, whose terms expire at the 2003 annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the Board to fill a vacancy, in which case, the director's term expires at the next annual meeting of stockholders.

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2001, 2000 and 1999 by the chief executive officer and each of the other most highly compensated executive officers of our Company who received compensation of at least $100,000 during the year ended December 31, 2001.


                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                      SECURITIES
                                                                                      UNDERLYING
                                                                                       OPTIONS/
NAME AND PRINCIPAL POSITION                              YEAR    SALARY      BONUS     WARRANTS
---------------------------                              ----  ----------  ---------  ----------
Bo W. Lycke(1). . . . . . . . . . . . . . . . . . . . .  2001  $ 267,500   $     --      75,000
  Chairman of the Board of Directors, President and      2000    263,173     11,891      22,500
  Chief Executive Officer                                1999    258,390         --      20,000
Paul W. Miller . . . . . . . . . . . . . . . . . . . . . 2001    153,173     35,742      50,000
  Chief Operating Officer and Chief Financial Officer    2000    130,192      7,723      12,000
                                                         1999    106,345     31,487      50,000
Patricia Davis(2). . . . . . . . . . . . . . . . . . . . 2001    143,173     11,029      50,000
  Senior Vice President of Sales, Marketing and          2000    109,680      3,482      12,000
  Business Development                                   1999     19,961        850       8,000
Abbas R. Kafi(3) . . . . . . . . . . . . . . . . . . . . 2001    167,741      4,510          --
  Former Senior Vice President and Chief Technology      2000    139,462      2,759      32,000
  Officer                                                1999    125,000     15,512      12,000
Jeffrey P. Baird(4). . . . . . . . . . . . . . . . . . . 2001     67,308     16,381          --
  Senior Vice President of Technology

(1) Mr. Lycke resigned in February 2002 from his position as President and Chief Executive Officer.
(2)  Ms. Davis joined us in October 1999.
(3) Mr. Kafi left us in June 2001. Mr. Kafi's salary for the year ended December 31, 2001 includes $82,060 pursuant to a severance agreement.
(4)  Mr. Baird joined us in June 2001.

The following table provides information on the value of each of the named executive officers' options at December 31, 2001:

FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                            NUMBER OF          VALUE OF
                                            SECURITIES        UNEXERCISED
                                            UNDERLYING        IN THE MONEY
                                            UNEXERCISED        OPTIONS/
                                          OPTIONS/WARRANTS    WARRANTS AT
                                            AT DECEMBER       DECEMBER 31,
                     SHARES                 31, 2001 (#)        2001 ($)
                    ACQUIRED     VALUE    ----------------  ----------------
                   ON EXERCISE  REALIZED   EXERCISABLE/      EXERCISABLE/
NAME                   (#)        ($)      UNEXERCISABLE     UNEXERCISABLE
-----------------  -----------  --------  ----------------  ----------------
Bo W. Lycke            --          --     10,000 / 107,500      -- / --
Paul W. Miller         --          --     25,000 / 87,000       -- / --
Patricia Davis         --          --      4,000 / 66,000       -- / --
Jeffrey P. Baird       --          --         -- / --           -- / --

The exercise price of the outstanding options/warrants exceeded the fair market value share price of $0.51 on December 31, 2001, less the share price to be paid upon exercise. There is no guarantee that if and when these options are exercised they will have this value.

DIRECTOR COMPENSATION

During the year ended December 31, 2001, directors received no compensation for their services other than reimbursement of expenses relating to attending meetings of the board of directors.

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

An aggregate of 361,538 shares of common stock are reserved for issuance to participants under the Directors' Plan. In the event of any changes in the common stock by reason of stock dividends, split-ups, recapitalization, mergers, consolidations, combinations, or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of common stock available for issuance under the Directors' Plan, the number of shares subject to outstanding options, and the exercise price per share of outstanding options, as necessary substantially to preserve option holders' economics interests in their options.

In December 2001, upon completion of our annual meeting, options exercisable for an aggregate of 25,000 shares of common stock were granted under the Directors' Plan. The option exercise price of $0.50 was the fair market value of a share of the outstanding common stock on the date the options were granted.

The period for exercising an option ends ten years from the date the option is granted. With the exception of those options to purchase 80,000 shares of common stock issued in April 1999, which were fully exercisable in May 1999, fifty percent of the options granted become exercisable on the first anniversary of the date of grant with the remainder becoming exercisable on the second anniversary of the date of grant. During the period an option is exercisable, the option holder may pay the purchase price in cash or, under some circumstances, by surrender of shares of common stock, valued at their then fair market value on the date of exercise, or by a combination of cash and shares.

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan. As of December 31, 2001 there were outstanding options to purchase an aggregate of 130,000 shares at exercise prices ranging from $.50 to $8.00 per share.

Unless earlier terminated, the Directors' Plan will terminate on December 31, 2007.

EMPLOYMENT AGREEMENT

Mr. Lycke has been employed since April 1997 pursuant to an employment agreement providing that, commencing on December 11, 1998, the first effective date of our initial public offering, and expiring on December 31, 2002, Mr. Lycke is to serve as our Chairman of the Board of Directors, President, and Chief Executive Officer at a base salary equal to $250,000, increasing by 5% per annum subject to increase by the Board of Directors, and any bonuses as may be determined by the Board of Directors. The agreement allows Mr. Lycke to terminate his employment at any time upon at least 30 days written notice to us. Upon such termination, Mr. Lycke is subject to non-compete, non-disturbance, and non-interference provisions for one year. Mr. Lycke resigned from his position as President and Chief Executive Officer in March 2002 and has entered into a severance agreement with the Company providing that Mr. Lycke will (i) receive payments in the amount of $6,000 per month for four months, $8,000 per month for the next four months, and $11,000 per month for an additional four months, (ii) retain stock options and warrants granted him on February 21, 2002 exercisable for an aggregate of 225,676 shares and 24,324 shares, respectively, of common stock of the Company, at the exercise price of $0.35 per share.

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

The following table summarizes the stock option activity under the 1997 Plan and the Directors' Plan through December 31, 2001 related to the Company (none of the options granted have been exercised):

                                       NUMBER OF    PER SHARE   WEIGHTED AVERAGE
                                        SHARES      EXERCISE     EXERCISE PRICE
                                       ---------   ------------  --------------
Outstanding options-January 1, 1999          --    $        --   $          --
    Granted                             562,500      7.00-8.80            7.73
    Expired                             (42,750)          8.00            8.00
                                       ---------   ------------  --------------
Outstanding options-December 31, 1999   519,750      7.00-8.80            7.70
    Granted                             220,000      2.38-8.00            7.36
    Expired                            (221,837)     7.00-8.00            7.46
                                       ---------   ------------  --------------
Outstanding options-December 31, 2000   517,913      2.38-8.80            7.66
    Granted                             435,500      0.50-1.75            1.21
    Expired                            (273,813)     1.25-8.00            6.20
                                       ---------   ------------  --------------
Outstanding options-December 31, 2001   679,600    $ 0.50-8.80   $        4.11
                                       =========   ============  ==============
Options exercisable-December 31, 2001   199,050    $ 2.38-8.80   $        7.56
                                       =========   ============  ==============

Outstanding options as of December 31, 2001, had a weighted average remaining contractual life of approximately 8.4 years and a weighted average fair value at issuance of $5.43 based on the Black-Scholes value method. In January 2002, the Company granted ten year options to purchase 456,000 shares of common stock at prices of $.60 per share to employees and officers. In February 2002, the Company granted to Mr. Lycke and to officers of the Company ten year options to purchase 253,203 shares of common stock at a price of $.35 per share to its officers, including 225,676 shares to Mr. Lycke.

WARRANTS

The Company has from time to time, issued warrants to its employees and directors.

The following table summarizes the warrant activity related to employee grants:

                                                  NUMBER OF   PER SHARE  WEIGHTED AVERAGE
                                                   SHARES     EXERCISE    EXERCISE PRICE
                                                  ---------   ---------   --------------
Outstanding employee warrants-January 1, 2000
    Granted                                        178,250    $   3.00    $        3.00
    Expired                                        (33,800)       3.00             3.00
                                                  ---------   ---------   --------------
Outstanding employee warrants-December 31, 2000    144,450    $   3.00    $        3.00
    Granted                                             --          --               --
    Expired                                        (51,200)       3.00             3.00
                                                  ---------   ---------   --------------
Outstanding employee warrants-December 31, 2001     93,250    $   3.00    $        3.00
                                                  =========   =========   ==============
Employee warrants exercisable-December 31, 2001     93,250    $   3.00    $        3.00
                                                  =========   =========   ==============

Outstanding employee warrants as of December 31, 2001, had a weighted average contractual life of approximately 2.4 years and a weighted average fair value at issuance of $2.53 based on the Black-Scholes value method.

In February 2002, the Company granted to officers and employees ten year warrants to purchase 253,203 shares of common stock at a price of $0.35 per share, of which 149,729 were issued to officers.

No options or warrants were exercised during 2001. The following table sets forth information with respect to options and warrants granted during 2001 to the individuals set forth in the Summary Compensation Table above:

                                               INDIVIDUAL GRANTS

                 Number of     % of Total                                   Potential Realizable
                 Securities    Options and                                 Value at Assumed Annual
                 Underlying      Warrants                                   Rates of Stock Price
                 Options and   Granted to     Exercise                      Appreciation for Option    Alternative
                 Warrants      Employees in   Price                         or Warrant  Term (1)       Grant Date
    Name         Granted       Fiscal Year    ($/Share)   Expiration Date      5%          10%          Value (2)
------------------------------------------------------------------------------------------------------------------
Bo W. Lycke        75,000         17.0%       $   1.25    January 4, 2011   $ 141,501    $ 358,592      $     --

Paul W. Miller     50,000         11.5            1.25    January 4, 2011      94,334      239,061            --

Patricia Davis     50,000         11.5            1.25    January 4, 2011      94,334      239,061            --

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

(2) The alternative grant date value is based upon the actuarial value of the options at the date of grant as estimated using the Black-Sholes method using the following average assumption: expected life, four years; risk free rate of 3.51 to 7%; no dividends during the expected term; and a volatility of 0.8 to 1.4.

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

We provide directors and officers liability insurance coverage of $5,000,000.

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

The following table sets forth, as of March 15, 2002,

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

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of December 31, 2001.

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
                                                       -------------------------

NAME AND ADDRESS                                        NUMBER OF      PERCENT
OF BENEFICIAL OWNER                                      SHARES         OWNED
-------------------                                    ----------      --------
Bo W. Lycke (1) (2) . . . . . . . . . . . . . . . . .  1,902,993          16.8%
Paul W. Miller (3)  . . . . . . . . . . . . . . . . .    129,671           1.1
Sture Hedlund (4) . . . . . . . . . . . . . . . . . .    119,508           1.1
John C. Willems, III (5)  . . . . . . . . . . . . . .     16,777             *
Thomas Michel (6) . . . . . . . . . . . . . . . . . .    110,000           1.0
Jeffrey M. Black  . . . . . . . . . . . . . . . . . .         --             *
Patricia Davis (7)  . . . . . . . . . . . . . . . . .     82,386             *
Jeffrey P. Baird (8). . . . . . . . . . . . . . . . .     14,286             *
Ward L. Bensen (1) (9)  . . . . . . . . . . . . . . .    614,324           5.4
873 El Quanito Ct.
Danville, California  94526
Robert H. Brown, Jr. (1) (10)   . . . . . . . . . . .    804,854           7.1
2727 N. Harwood, #1000
Dallas, Texas  75201
National Financial Corporation (1)  . . . . . . . . .    481,603           4.3
12801 N. Central Expressway
Suite 1515, Dallas, Texas 75243
McKesson Corporation  . . . . . . . . . . . . . . . .  1,514,285          13.4
One Post Street
San Francisco, California 94104
Sinclair Restructuring Fund   . . . . . . . . . . . .  1,000,000           8.8
P.O. Box 852 GT
George Town, Grand Cayman
Cayman Island, BWI
J. R. Schellenberg (1) (11)   . . . . . . . . . . . .  1,247,603          11.0
Kohlrainstrasse1
Kusnacht
Switzerland CH-8700
Rudolfo Reiser (1) (12)   . . . . . . . . . . . . . .    661,521           5.8
Neuhaustrasse 12
Zurich
Switzerland CH-8044
All our directors and executive officers as a
group (8 persons) (13)  . . . . . . . . . . . . . . .  2,375,621          21.0

*     Less than one percent.

(1) Includes 481,603 shares of common stock owned of record by National Financial Corporation. Messrs. Lycke, Bensen and Brown own 71.1%, 11.2% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. Messrs. Schellenberg, and Reiser are shareholders of MNS Enterprises, Inc., a corporation that manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg serves as the President and as a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Bensen, Brown, Schellenberg and Reiser may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.
(2) Consists of 1,246,390 shares of common stock owned of record by Mr. Lycke, 175,000 shares which Mr. Lycke has the right to acquire, and 481,603 shares of Common Stock owned of record by National Financial Corporation.
(3) Consists of 1,600 shares of common stock owned of record by Mr. Miller and 128,071 shares which Mr. Miller has the right to acquire.
(4) Consists of 82,157 shares of common stock owned of record by Mr. Hedlund, 12,884 shares of common stock owned by Scandinavian Export Services, AB and 11,967 shares of common stock owned by Scandinavian Merchant Group, AB, and 12,500 shares which Mr. Hedlund has the right to acquire.
(5) Consists of 9,277 shares of common stock owned of record by Mr. Willems and 7,500 shares which Mr. Willems has the right to acquire.
(6)   Consists of 110,000 shares of common stock owned of record by Mr. Michel.
(7) Consists of 100 shares of common stock owned of record by Ms. Davis and 82,286 shares which Ms. Davis has the right to acquire.
(8)   Consists of 14,286 shares which Mr. Baird has the right to acquire.
(9) Consists of 105,221 shares of common stock owned of record by Mr. Bensen, 27,500 shares which Mr. Bensen has the right to acquire, and 481,603 shares of Common Stock owned of record by National Financial Corporation.
(10) Consists of 310,751 shares of common stock owned of record by Mr. Brown, 12,500 shares which Mr. Brown has the right to acquire, and 481,603 shares of Common Stock owned of record by National Financial Corporation.
(11) Consists of 442,000 shares of common stock owned of record by Mr. Schellenberg, 324,000 shares which Mr. Schellenberg has the right to acquire, and 481,603 shares of Common Stock owned of record by National Financial Corporation.
(12) Consists of 79,918 shares of common stock owned of record by Mr. Reiser, 100,000 shares which Mr. Reiser has the right to acquire, and 481,603 shares of Common Stock owned of record by National Financial Corporation.
(13) Includes an aggregate of 419,673 shares which they have a right to acquire.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, our Chairman of the Board and former President and Chief Executive Officer, Ward L. Bensen, a former Director, and Robert H. Brown, Jr., a former Director, are, respectively, the Chairman of the Board, a Director and Senior Vice President, and a Director, and owners, respectively, of 71.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance.

Messrs. Lycke, Bensen and Brown are owners, respectively, of 71.1%, 11.1, and
17.8 of the outstanding capital stock of National Financial Corporation.

In March 2001, we borrowed $400,000 pursuant to a loan agreement with American Medical Finance, Inc. Principal and interest, at 9.5% per annum on the unpaid principal, are due in March 2002. In April 2001, the Company repaid the full amount of the note along with accrued interest thereon.

In February, March and April 2002, we borrowed $415,000 pursuant to loan agreements with National Financial Corporation. In February 2002, the Company prepaid $105,000 of the principal amount along with accrued interest thereon.

Under an October 1999 Development and Services Agreement with McKesson Corporation we (a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and (e) received transaction fees for claims and statements processed by the McKesson internet application. On April 12, 2001, we entered into an agreement with McKesson which amended and replaced our October 1999 agreement. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000, (c) the stock purchase warrant to purchase 819,184 shares was cancelled, (d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and we agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) we will receive fees for transactions processed by the McKesson internet application, (g) we and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and (h) we and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, we have contracted for McKesson processing services to print patient statements and submit claims to payers for certain of our customers, for which we pay McKesson fees for some transactions and share third party revenues for other transactions.

We recorded the following transactions with McKesson during the year ended December 31, 2001:

(i) write off net development costs of $316,000 (net of $112,000 accumulated depreciation) to cost of revenues and $40,000 unamortized sales discount (net of $1,216,000 development revenues) to selling, general and administrative expense,
(ii)     recorded cash receipts of $462,500,
(iii) recorded net revenue of $293,000 (net of $78,000 in deferred sales discount amortization), and
(iv) pursuant to the processing services agreement, we recorded $401,000 of expense related to fees paid to McKesson and $73,000 of shared revenue for fees received from McKesson during the year.

We recorded the following transactions with McKesson during the year ended December 31, 2000:

(i)      recorded cash receipts of $2,004,000,
(ii) recorded net revenue of $681,000 (net of $314,000 in deferred sales discount amortization), and
(iii) pursuant to the processing services agreement, we recorded $411,000 of expense related to fees paid to McKesson and $79,000 of shared revenue for fees received from McKesson during the year.

We have no other customers for which we are providing services substantially similar to those under the Development and Services Agreement.

In March 2002, we completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. Each share of Series D Preferred Stock has a stated value of $250 per share, a liquidation preference over holders of common stock, does not accrue dividends, and is convertible into 1,000 shares of common stock at a stated value of $0.25 per share at the election of the holder. We have the right to initiate redemption of the Series D Preferred Stock at the stated value in the event that the average high and low bid price of our common stock exceeds $.50 for 20 of any 30 consecutive trading days. If we initiate redemption proceedings, the holders may elect to convert to common shares prior to the redemption date. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock on an as converted basis. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, is the corporate secretary. Messrs. Michel and Black were elected Directors of the Company in February 2002. In April 2002, we received a subscription to purchase an additional 40 shares of Series D Preferred Stock by an accredited investor for net proceeds of $10,000, which subscription was not formally accepted by us prior to the filing date of this report.

The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been and will be approved by a majority of our independent and disinterested directors.


                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

(a) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 28 of this report

(b) Financial Statement Schedule: See page 43 of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities an Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The following exhibits are filed herewith:

2.1* Asset purchase agreement, dated as of March 23, 2000, related to the acquisition of VHX.

3.1**          Certificate of Incorporation

3.1(a)**       Form of Certificate of Amendment to Certificate of Incorporation

3.1(b)         Certificate of Designation of Series A Preferred Stock

3.1(c)         Certificate of Designation of Series B Preferred Stock

3.1(d)         Certificate of Designation of Series C Preferred Stock

3.1(e)         Certificate of Designation of Series D Preferred Stock

3.2**          Bylaws, as amended

4.1**          Form of warrant issued to Cruttenden Roth Inc.

4.2**          Form of Common Stock Certificate

4.3 (a)        Form of Warrant issued to Jeff Baird

4.3 (b)        Form of Warrant issued to Patricia Davis

4.3 (c)        Form of Warrant issued to Bo W. Lycke

4.3 (d)        Form of Warrant issued to Paul W. Miller

10.1** Employment Agreement, dated as of April 8, 1997 between Claimsnet.com inc. and Bo W. Lycke

10.1(a) Severance Agreement dated April 8, 2002 between Claimsnet.com and Bo W. Lycke

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

10.6** Service Agreement, dated August 5, 1997, between American Medical Finance and Claimsnet.com inc.

10.7** Form of Agreement, dated September 14, 1998, between Claimsnet.com and BlueCross BlueShield of Louisiana

10.8**         Form of Non-Employee Director's Plan

10.9** Service Agreement, dated November 1998, between Claimsnet.com and Southern Medical Association.

10.10****      Development and Services Agreement, dated October 27, 1999, between Claimsnet.com and McKesson HBOC, Inc.

10.10(a)***    Agreement, dated April 12, 2001, between Claimsnet.com and
               McKesson HBOC, Inc. superseding October 1999 Agreement.

10.11*** Note dated March 9, 2001 between Claimsnet.com and American Medical Finance related to $400,000 loan.

16.1** Letter from King Griffin & Adamson P.C. as to change in certifying accountant to Ernst & Young LLP, dated August 16, 1999 and filed on Form 8K.
-----------------

* Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K, dated March 23, 2000.

** Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

*** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001.

**** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 1999.

***** Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated June 28, 2000.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2001, 2000, and 1999
                                 (In Thousands)

                                                           Charge to
                                                             Other
                                   Beginning   Charge to   Accounts/                  End of
                                   of Period   Operations  Adjustments  Deductions    Period
                                   ----------  ----------  -----------  ----------  ----------
Allowance for doubtful accounts
  2001                             $      29   $      19   $       --   $     (13)  $      35
  2000                                    26          27           --         (24)         29
  1999                                    43          31           --         (48)         26

Valuation allowance for deferred
 tax assets (1)
  2001                             $  12,362   $   1,845   $       --   $      --   $  14,207
  2000                                 5,886       6,476           --          --      12,362
  1999                                 2,778       3,108           --          --       5,886

(1)  Offset to deferred tax benefit created primarily by net losses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:  /s/ Paul W. Miller
     -----------------------------
     Paul W. Miller
     President and
     Chief Executive Officer, on
     behalf of the Registrant

By:  /s/ Bo W. Lycke
     -----------------------------
     Bo W. Lycke
     Class I Director and
     Chairman of the Board

By:  /s/ Sture Hedlund
     -----------------------------
     Sture Hedlund
     Class II Director

By:  /s/ John C. Willems, III
     -----------------------------
     John C. Willems, III
     Class II Director

By:  /s/ Thomas Michel
     -----------------------------
     Thomas Michel
     Class II Director

By:  /s/ Jeffrey M. Black
     -----------------------------
     Jeffrey M. Black
     Class I Director

April 15, 2002