Form 10-Q
period 2002-03-31
CLAIMSNET COM INC
filed 2002-05-15
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended MARCH 31, 2002
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

                        COMMISSION FILE NUMBER  001-14665
                                                ---------

                               CLAIMSNET.COM INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2649230
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

  12801 N. Central Expressway, Suite 1515
  Dallas, Texas                                                 75243
  ----------------------------------------                    ---------
    (Address of principal                                    (Zip Code)
      executive offices)

Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 11,141,514 shares outstanding, and Preferred Series D Stock, $.001 par value, 3,304 shares outstanding as of May 13, 2002.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2002 and December 31, 2001

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2002 and 2001

               Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Year Ended December 31, 2001 and the Three Months Ended March 31, 2002

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

         ITEM 1:   FINANCIAL STATEMENTS

                      CLAIMSNET.COM INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands except share data)
                                  (Unaudited)

                                                             March 31,      December 31,
                                                               2002            2001(1)
                                                             ---------        ---------
ASSETS
CURRENT ASSETS:
   Cash                                                      $     48         $    531
   Accounts receivable, net of allowance for
     doubtful accounts of $35 and $35, respectively               263              198
   Prepaid expenses and other current assets                       52              108
                                                             ---------        ---------
       Total current assets                                       363              837
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                  1,822            1,822
Software development costs                                      2,029            1,922
Furniture and fixtures                                            160              150
Office equipment                                                   25               25
                                                             ---------        ---------
                                                                4,036            3,919
Accumulated depreciation and amortization                      (3,438)          (3,299)
                                                             ---------        ---------
         Total equipment, fixtures and software                   598              620
                                                             ---------        ---------
TOTAL                                                        $    961         $  1,457
                                                             =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $    389         $    298
   Accrued severance                                              183               90
   Accrued acquisition costs                                      500              500
   Accrued payroll and other current liabilities                  278              467
   Deferred revenue                                                17               17
   Notes payable - affiliate                                      285               --
                                                             ---------        ---------
       Total current liabilities                                1,652            1,372
                                                             ---------        ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.001 par value; 4,000,000 shares
      authorized, 1,104 and 0 shares issued and
      outstanding as of March 31, 2002 and
      December 31, 2001
   Common stock, $.001 par value; 40,000,000 shares
      authorized; 11,141,000 shares issued as of
      March 31, 2002 and December 31, 2001                         11               11
   Additional capital                                          39,897           39,571
   Accumulated deficit                                        (40,599)         (39,497)
                                                             ---------        ---------
       Total stockholders' equity                                (691)              85
                                                             ---------        ---------
TOTAL                                                        $    961         $  1,457
                                                             =========        =========

(1) The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      2002            2001
                                                   ---------        ---------
REVENUES                                           $    315         $    532

Cost of Revenues                                        560              910
                                                   ---------        ---------
Gross Profit (Loss)                                    (245)            (378)
                                                   ---------        ---------
OPERATING EXPENSES:
   Research and development                              95              182
   Selling, general & administrative                    760              757
                                                   ---------        ---------

       Total operating expenses                         855              939
                                                   ---------        ---------

LOSS FROM OPERATIONS                                 (1,100)          (1,317)

OTHER INCOME (EXPENSE)
   Interest expense                                      --               (2)
   Interest expense - affiliate                          (2)              (2)
   Interest income                                       --                5
                                                   ---------        ---------
       Total Other Income (Expense)                      (2)               1
                                                   ---------        ---------

NET LOSS                                           $ (1,102)        $ (1,316)
                                                   ---------        ---------

BASIC AND DILUTED NET LOSS PER COMMON SHARE        $  (0.10)        $  (0.15)
                                                   =========        =========

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                      11,141            8,640
                                                   =========        =========

            See notes to condensed consolidated financial statements.

                                     CLAIMSNET.COM INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Year Ended December 31, 2001 and the Three Months Ended March 31, 2002
                                              (In thousands)
                                                (Unaudited)

                              Number of              Number of                                                             Total
                              Preferred               Common                            Deferred                       Stockholders'
                               Shares    Preferred    Shares      Common   Additional    Sales    Accumulated  Treasury   Equity
                             Outstanding  Stock     Outstanding    Stock     Capital    Discount    Deficit     Stock    (Deficit)
                              --------  --------    ----------  ---------  ----------  ---------   ---------  ---------  ---------
Balances at January 1, 2001        --   $    --         8,551    $     9    $ 36,820   $ (1,334)   $(34,303)    (1,026)  $    166

Sale of preferred stock
converted into common stock        --        --           660          1         462         --          --         --        463

Sale of common stock               --        --         1,914          1       3,216         --          --         --      3,217

Issuance of common stock
for services                       --        --            16         --          42         --          --         --         42

Issuance of warrants for
services                           --        --            --         --          57         --          --         --         57

Cancellation of treasury
stock                              --        --            --         --      (1,026)        --          --      1,026         --

Write off unamortized
portion of deferred sales
discount                           --        --            --         --          --      1,334          --         --      1,334

Net loss                           --        --            --         --          --         --      (5,194)        --     (5,194)
                              --------  --------    ----------  ---------  ----------  ---------   ---------  ---------  ---------
Balances at December 31, 2001      --        --        11,141         11      39,571         --     (39,497)        --         85
                              --------  --------    ----------  ---------  ----------  ---------   ---------  ---------  ---------

Sale of preferred stock             1        --            --         --         276         --          --         --        276

Issuance of warrants and
options for severance
agreement                          --        --            --         --          50         --          --         --         50

Net loss                           --        --            --         --          --         --      (1,102)        --     (1,102)
                              --------  --------    ----------  ---------  ----------  ---------   ---------  ---------  ---------
Balances at March 31, 2002          1   $    --        11,141   $     11   $  39,897   $     --    $(40,599)  $     --   $   (691)
                              ========  ========    ==========  =========  ==========  =========   =========  =========  =========

                              See notes to condensed consolidated financial statements.

                              CLAIMSNET.COM INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (In thousands)
                                       (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               2002           2001
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,102)        $(1,316)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                               139             170
     Stock options and warrants issued for service                50              --
     Amortization of deferred sales discount                      --              79
     Write down of net deferred charges on
       McKesson contract                                          --             356
     Loss on sale of assets                                       --              16
     Changes in operating assets and liabilities:
       Accounts receivable                                       (65)              1
       Prepaid expenses and other current assets                  56              21
       Current liabilities                                        (5)           (470)
                                                             --------        --------
   Net cash used in operating activities                        (927)         (1,143)
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (10)             --
   Proceeds from sale of assets                                   --              11
   Capitalized cost of software development                     (107)             --
                                                             --------        --------
   Net cash provided by(used in) investing activities           (117)             11
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to affiliate                         390             400
   Payment of note payable to affiliate                         (105)             --
   Proceeds from issuance of common stock                       --               630
   Proceeds from issuance of preferred stock                     276              --
                                                             --------        --------
   Net cash provided by financing activities                     561           1,030
                                                             --------        --------
NET DECREASE IN CASH                                            (483)           (102)
CASH, BEGINNING OF PERIOD                                        531           1,132
                                                             --------        --------
CASH, END OF PERIOD                                          $    48         $ 1,030
                                                             ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                       $     2         $     2
                                                             ========        ========

              See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.     BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on April 15, 2002.

         The adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002 had no effect on the financial statements for the three months ended March 31, 2002.

2.     TRANSACTIONS WITH MCKESSON CORPORATION ("McKesson")

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

3.     SALE OF PREFERRED STOCK

         In March 2002, the Company completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. A portion of the proceeds of the sale was used to repay short term loans incurred in February 2002. In April and May 2002, the Company received subscriptions to purchase an additional 2,200 shares of Series D Preferred Stock by accredited investors for net proceeds of $550,000.

4.     LOANS FROM RELATED PARTY

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

5.     ISSUANCE OF OPTIONS AND WARRANTS

         In January 2002, the Company granted employees options under its 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100% one year from the date of grant.

         In February 2002, the Company granted employees the remaining options under its 1997 Stock Option Plan and warrants to purchase an aggregate of 582,045 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

6.     NEED FOR ADDITIONAL CAPITAL

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through December 31, 2002. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Revenues in the three months ended March 31, 2002 were $315,000 compared to $532,000 in the three months ended March 31, 2001, representing a decrease of 41%. There were no revenues from the McKesson Development and Services Agreement recognized in the three months ended March 31, 2002. During the year earlier quarter, revenues of $289,000 were related to recognition of license fees and support revenues from the McKesson Development and Services Agreement and revenues of $243,000 were related to the our other clients. Revenues for the three months ended March 31, 2002 from recurring revenue sources represented 94% of total revenues. Recurring revenues for the three months were comprised of $245,000 from transaction-based fees and $50,000 from subscription fees. Revenues from non-recurring sources totaled $20,000 and were related to support and other fees.

The Company processed 1,862,000 transactions during the three months ended March 31, 2002, compared with 1,434,000 transactions in the year-earlier quarter, an increase of 30%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 92% of all transactions were for claim submission services and 8% were for patient statement processing and eligibility verification services. The Company had 517 accounts processing transactions for 4,642 providers at March 31, 2002 compared with 416 accounts and 3,612 providers at March 31, 2001, representing increases of 24% and 29%, respectively.

Transaction-based revenue averaged $0.13 per transaction for the three months ended March 31, 2002 as compared with $0.10 per transaction for the three months ended March 31, 2001. Revenue per transaction for the 1,719,000 claims averaged $0.11 during the period compared with 1,328,000 claims averaging $0.08 during 2001. The Company processed 137,000 patient statements at an average of $0.44 revenue per transaction during the current quarter compared to 105,000 at an average of $0.42 in the prior year period. The Company processed 6,000 eligibility transactions during the quarter ended March 31, 2002 compared with less than 1,000 eligibility transactions in the quarter ended March 31, 2001, with less than $1,000 of revenue from eligibility transactions recognized in either period.

COST OF REVENUES

Cost of revenues in the three months ended March 31, 2002 was $560,000, compared with $910,000 in the three months ended March 31, 2001, representing a decrease of 38%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased slightly to $95,000 for the three months ended March 31, 2002 compared with $92,000 for the same period in 2001. Transaction processing expenses were $137,000 in 2002 compared to $113,000 in the first quarter of 2001, representing a 21% increase compared to the increase of 30% in the total number of transactions processed. Customer support operations expense decreased by 14% to $257,000 in the first quarter of 2002 from $299,000 in the first quarter of 2001, while the number of accounts and providers served at the end of each quarter increased 24% and 29%, respectively. Software amortization and development project amortization expenses decreased 21% to $71,000 in the current quarter from $90,000 in the year-earlier period. This decrease reflects completion of amortization for earlier versions of software for customer use. Deferred development costs of $316,000 associated with the McKesson development project were written off to cost of revenues in the quarter ended March 31, 2001.

OPERATING EXPENSES

Research and development expenses were $95,000 in the three months ended March 31, 2002, compared with $182,000 in the three months ended March 31, 2001, representing a decrease of 48%. Research and development expenses are comprised of personnel costs and related expenses. Software development expenses of $107,000 were capitalized during the current period. Development efforts during the first quarter of 2002 were primarily focused on enhancements required to comply with provisions of the Health Insurance Portability and Accountability Act, while the year-earlier efforts were related to continuous incremental enhancements to the Company's proprietary software system, none of which were subject to capitalization.

Selling, general and administrative expenses were $760,000 in the three months ended March 31, 2002, compared with $757,000 in the same period of 2001, an increase of less than 1%. A one-time charge of $162,000 was recorded in the 2002 period pursuant to a severance agreement dated April 8, 2002 with Bo W. Lycke, formerly our chief executive officer, of which $50,000 related to the issuance of options and warrants. A one-time charge of $40,000 was recorded in the quarter ended March 31, 2001 for unamortized deferred sales discount costs net of deferred revenue associated with the McKesson contract.

OTHER INCOME (EXPENSE)

Interest income from investment of excess cash was less than $1,000 in the quarter ended March 31, 2002 compared with $5,000 in the quarter ended March 31, 2001 due to diminished levels of cash available for investment between the periods. Interest expense of $2,000 was incurred in the current quarter on financing fees and affiliate debt compared with $4,000 in the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $927,000 in the three months ended March 31, 2002 was primarily related to net operating losses of $1,102,000 and changes in working capital of $14,000, less: depreciation of $139,000, and non-cash expense of $50,000 from issuance of options and warrants related to a severance agreement. Net cash used in operating activities of $1,143,000 for the three months ended March 31, 2001 was primarily related to net operating losses of $1,316,000 and changes in working capital of $448,000, less depreciation of $170,000, and non-cash write offs and amortization of $435,000 associated with the McKesson contract renegotiation.

Net cash used in the current period by investing activities was $117,000, of which $10,000 was used for the purchase of property and equipment and $107,000 was the capitalized cost of software development during the quarter. Cash was provided in the quarter ended March 31, 2001 from the sale of assets which had a net book value of $27,000 and generated a loss of $16,000.

Net cash provided by financing activities was $561,000 for the three months ended March 31, 2002 as compared with $1,030,000 for the quarter ended March 31, 2001.

In March 2002, we completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. A portion of the proceeds of the sale was used to repay short term loans incurred in February 2002. In April and May 2002, we received subscriptions to purchase an additional 2,200 shares of Series D Preferred Stock by accredited investors for net proceeds of $550,000.

In February and March 2002, we entered into four separate unsecured short-term loan agreements with National Financial Corp., a related party, in the aggregate amount of $390,000. The Company repaid one note in the principal amount of $105,000 plus accrued interest thereon in February 2002. The remaining three notes in the aggregate principal amount of $285,000 plus interest, at 9.5% per annum on the unpaid principal, are due on September 30, 2002.

In February 2002, we granted employees the remaining options under our 1997 Stock Option Plan and warrants to purchase an aggregate of 582,045 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

In January 2002, we granted employees options under our 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100% one year from the date of grant.

In December 2001, upon completion of our annual meeting, ten year options exercisable for an aggregate of 25,000 shares of common stock were granted under the Non-Employee Directors' Plan. The option exercise price of $0.50 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options become vested to the extent of 50% one year from the date of grant and fully on the second anniversary of the date of grant.

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

In March 2001, we entered into a loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000. Principal and interest, at 9.5% per annum on the unpaid principal, was due in March 2002. In April 2001, we repaid the full amount of the note along with accrued interest thereon.

In January 2001, we granted employees options to purchase an aggregate of 385,500 shares of common stock under the 1997 Stock Option Plan. The options were issued at a price of $1.25 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest on the first anniversary of the grant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141") "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and SFAS 142 stipulates that goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but must be reviewed at least annually for impairment. Since full impairment of the Company's intangible assets was recorded in 2000, the adoption of SFAS 142 as of January 1, 2002 had no impact on the Company's financial position or results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this periodic report on Form 10-Q and in other SEC filings by the Company contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company's Form 10-K which was filed with the Securities and Exchange Commission on April 15, 2002. No assurance can be given that future results covered by the forward-looking statements will be achieved.

                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

         During the quarter ended March 31, 2002, the Company filed reports on form 8-K dated January 2, January 4, January 16 and March 13, 2002, containing information under item 5.

         Subsequent to the close of the quarter ended March 31, 2002, the Company filed a report on form 8-K dated April 15, 2002, containing information under item 7.

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

May 15, 2002