Form 10-Q
period 2002-06-30
CLAIMSNET COM INC
filed 2002-08-14
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to
                               ------------------    ------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 12,591,514 shares outstanding, and Preferred Series D Stock, $.001 par value, 3,304 shares outstanding as of August 13, 2002.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2002 and December 31, 2001

               Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2002 and 2001, and for the Six Months Ended June 30, 2002 and 2001

               Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Year Ended December 31, 2001 and the Six Months Ended June 30, 2002

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001

               Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)
                                                           June 30,   December 31,
                                                             2002       2001(1)
                                                           ---------   ---------
ASSETS
CURRENT ASSETS:
   Cash                                                    $    247    $    531
   Accounts receivable, net of allowance for
     doubtful accounts of $40 and $35, respectively             256         198
   Accounts receivable - related party                           12          --
   Prepaid expenses and other current assets                     74         108
                                                           ---------   ---------
       Total current assets                                     589         837
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                                1,827       1,822
Software development costs                                    2,093       1,922
Furniture and fixtures                                          160         150
Office equipment                                                 25          25
                                                           ---------   ---------
                                                              4,105       3,919
Accumulated depreciation and amortization                    (3,568)     (3,299)
                                                           ---------   ---------
         Total equipment, fixtures and software                 537         620
                                                           ---------   ---------
TOTAL                                                      $  1,126    $  1,457
                                                           =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                        $    574    $    298
   Accrued severance                                            146          90
   Accrued acquisition costs                                    500         500
   Accrued payroll and other current liabilities                301         467
   Deferred revenue                                              13          17
   Notes payable - related party                                170          --
   Notes payable                                                 50          --
   Pending equity investment from Directors                      50          --

                                                           ---------   ---------
       Total current liabilities                              1,804       1,372
                                                           ---------   ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 4,000,000 shares
     authorized, 3,304 and 0 shares issued and
     outstanding as of June 30, 2002 and December 31, 2001       --          --
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 12,141,000 and 11,141,000 shares
     issued as of June 30, 2002 and December 31, 2001            12          11
   Additional capital                                        40,649      39,571
   Accumulated deficit                                      (41,339)    (39,497)
                                                           ---------   ---------
       Total stockholders' equity (deficit)                    (678)         85
                                                           ---------   ---------
TOTAL                                                      $  1,126    $  1,457
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

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                     June 30,                June 30,
                                                2002        2001        2002         2001
                                              ---------   ---------   ---------   ---------

REVENUES                                      $    338    $    263    $    653    $    795
COST OF REVENUES                                   463         565       1,023       1,475
                                              ---------   ---------   ---------   ---------
GROSS PROFIT (LOSS)                               (125)       (302)       (370)       (680)
                                              ---------   ---------   ---------   ---------
OPERATING EXPENSES:
   Research and development                         81         178         176         360
   Selling, general & administrative               527         946       1,287       1,704
                                              ---------   ---------   ---------   ---------
       Total operating expenses                    608       1,124       1,463       2,064
                                              ---------   ---------   ---------   ---------
LOSS FROM OPERATIONS                              (733)     (1,426)     (1,833)     (2,744)

OTHER INCOME (EXPENSE)
   Interest expense                                 --          (3)         --          (4)
   Interest expense - related party                 (7)         (4)         (9)         (7)
   Interest income                                  --          27          --          33
                                              ---------   ---------   ---------   ---------
       Total Other Income (Expense)                 (7)         20          (9)         22
                                              ---------   ---------   ---------   ---------
NET LOSS                                      $   (740)   $ (1,406)   $ (1,842)   $ (2,722)
                                              =========   =========   =========   =========
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $  (0.07)   $  (0.14)   $  (0.17)   $  (0.29)
                                              =========   =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                 11,175      10,285      11,158       9,467
                                              =========   =========   =========   =========

            See notes to condensed consolidated financial statements.

                                            CLAIMSNET.COM INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           Year Ended December 31, 2001 and the Six Months Ended June 30, 2002
                                                     (In thousands)
                                                       (Unaudited)

                              Number of             Number of                                                              Total
                              Preferred              Common                           Deferred                         Stockholders'
                               Shares    Preferred   Shares     Common   Additional    Sales    Accumulated  Treasury     Equity
                             Outstanding  Shares  Outstanding   Stock     Capital     Discount    Deficit     Stock      (Deficit)
                              ---------   -------  ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balances at January 1, 2001         --    $   --      8,551   $      9   $ 36,820    $ (1,334)   $(34,303)   $ (1,026)   $    166

Sale of preferred stock
converted into common stock         --        --        660          1        462          --          --          --         463

Sale of common stock                --        --      1,914          1      3,216          --          --          --       3,217

Issuance of common stock
for services                        --        --         16         --         42          --          --          --          42

Issuance of warrants for
services                            --        --         --         --         57          --          --          --          57

Cancellation of treasury
stock                               --        --         --         --     (1,026)         --          --       1,026          --

Write off unamortized
portion of deferred sales
discount                            --        --         --         --         --       1,334          --          --       1,334

Net loss                            --        --         --         --         --          --      (5,194)         --      (5,194)
                              ---------   -------  ---------  ---------  ---------   ---------   ---------   ---------   ---------
Balances at December 31, 2001       --        --     11,141         11     39,571          --     (39,497)         --          85
                              ---------   -------  ---------  ---------  ---------   ---------   ---------   ---------   ---------

Sale of preferred stock              3        --         --         --        826          --          --          --         826

Sale of common stock                --        --      1,000          1        199          --          --          --         200

Issuance of warrants and
options for severance
agreement                           --        --         --         --         53          --          --          --          53

Net loss                            --        --         --         --         --          --      (1,842)         --      (1,842)
                              ---------   -------  ---------  ---------  ---------   ---------   ---------   ---------   ---------

Balances at June 30, 2002            3    $   --     12,141   $     12   $ 40,649    $     --    $(41,339)   $     --    $   (678)
                              =========   =======  =========  =========  =========   =========   =========   =========   =========

                                See notes to condensed consolidated financial statements.

                                                            5

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30,
                                                               2002       2001
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,842)   $(2,722)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                               269        317
     Provision for doubtful accounts                               5          6
     Stock options and warrants issued for service                53         67
     Amortization of deferred sales discount                      --         78
     Write down of net deferred charges on
       McKesson contract                                          --        356
     Loss on sale of assets                                       --         16
     Changes in operating assets and liabilities:
       Accounts receivable                                       (75)       144
       Prepaid expenses and other current assets                  34         11
       Current liabilities                                       212       (172)
                                                             --------   --------
   Net cash used in operating activities                      (1,344)    (1,899)
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (15)       (29)
   Proceeds from sale of assets                                   --         11
   Capitalized cost of software development                     (171)        --
                                                             --------   --------
   Net cash provided by(used in) investing activities           (186)       (18)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to related party                     475        400
   Payment of note payable to related party                     (305)      (400)
   Increase in note payable                                       50         --
   Proceeds from issuance of common stock                        200      3,271
   Proceeds from issuance of preferred stock                     826         --
                                                             --------   --------
   Net cash provided by financing activities                   1,246      3,271
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH                                 (284)     1,354
CASH, BEGINNING OF PERIOD                                        531      1,132
                                                             --------   --------
CASH, END OF PERIOD                                          $   247    $ 2,486
                                                             ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                       $     2    $     2
                                                             ========   ========

Pending equity investment from Directors                     $    50    $    --
                                                             ========   ========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of June 30, 2002 and the results of its operations and cash flows for the three months and six months ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

2.       TRANSACTIONS WITH MCKESSON CORPORATION ("McKesson")

         On April 12, 2001, the Company entered into an agreement with McKesson which superseded the Company's October 1999 agreement. Under the 1999 Development and Services Agreement the Company (a) issued a three year warrant to McKesson to purchase 819,184 shares of common stock at $7.00 per share, (b) received fees for the development of a private label claims processing and statement processing internet application for McKesson, (c) received one of three scheduled license fee payments for use of the McKesson internet application, (d) received monthly support fees for dedicated private label system hosting, operation and support services commencing at the date of acceptance of the McKesson internet application, and (e) received transaction fees for claims and statements processed by the McKesson internet application. Under the new agreement, (a) McKesson acquired 1,514,285 shares of common stock at $1.75 per share for net proceeds of $2,650,000, (b) McKesson paid a one-time fee of $200,000 (c) the stock purchase warrant originally issued to McKesson in October 1999 was cancelled, (d) McKesson retained a license to use the McKesson internet application to process statements and claims without additional license fee payments, (e) McKesson agreed to eliminate the need for dedicated private label system hosting, operation, and support services and the Company agreed to provide standard system hosting, operation, and support serviced without the payment of future monthly support fees, (f) the Company will receive fees for transactions processed by the McKesson internet application, (g) the Company and McKesson agreed to use best efforts to expand the scope of the license agreement to include additional claim types, and (h) the Company and McKesson agreed to use best efforts to pursue other unspecified business opportunities. Under a separate agreement, the Company has contracted for McKesson processing services to print patient statements and submit claims to payers for certain customers, for which the Company pays McKesson fees for some transactions and shares third party revenues for other transactions.

         Pursuant to the October 1999 agreement, through March 31, 2001 the Company (a) received payments in the aggregate amount of $2,202,000 (of which approximately $1,200,000 was received in December 2000) related to development and license fee provisions, which were recorded as deferred revenue and were being accounted for by amortizing the total amount, received and to be received, of approximately $4,500,000 ratably over the expected contract life of 65 months, (b) expended $428,000 related to development and implementation costs, which was recorded as software development costs on the balance sheet, and was being amortized ratably over the expected contract period of 65 months, and (c)recorded in equity a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant, which was being amortized ratably over the expected contract period of 65 months. As of March 31, 2001 the Company had amortized $1,187,000 of the deferred revenue into revenue, $112,000 of the deferred development costs into cost of revenues, and $445,000 of the deferred sales discount as a reduction of revenues, leaving balances of $1,015,000, $316,000 and $1,255,000, respectively. As of
         March 31, 2001, the Company accrued the $200,000 payment received in April in connection with the contract modification as additional deferred revenue. As a result of the April 2001 modification of the 1999 contract with McKesson, as of March 31, 2001 the Company offset the remaining deferred sales discounts against the remaining deferred revenue. The remaining software development costs of $316,000 were written off to cost of revenue. Although the new agreement with McKesson permits McKesson to continue to use the software developed specifically to process its transactions, there is no requirement for McKesson to use the system and no ability to project future transaction revenues.

3.       SALE OF PREFERRED STOCK

         In March and May 2002, the Company completed private placements of 1,104 shares and 2,200 shares, respectively, of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000 and $550,000, respectively. A portion of the proceeds of the sale was used to repay $305,000 of short term loans incurred in February and March 2002.

4.       SALE OF COMMON STOCK

         In June, July and August 2002, the Company completed the private placement of 1,450,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $290,000. In connection with the private placement, the Company also issued warrants to purchase an aggregate of 1,450,000 shares of common stock as described below.

5.       PENDING EQUITY INVESTMENT FROM DIRECTORS

         In June 2002, the Company accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on such terms as shall be negotiated at arms length with unaffiliated third parties and shall be approved by a committee of disinterested directors. Funds received have been recorded as a current liability until the equity investment terms have been determined and approved.

6.       LOANS FROM RELATED PARTY

         In February, March, April and June 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp., a related party. In February and May 2002, the Company repaid principal pursuant to three notes in the aggregate amount of $305,000 plus accrued interest thereon. The remaining three notes in the aggregate principal amount of $170,000 plus interest, at 9.5% per annum on the unpaid principal, are due on September 30, 2002.

7.       NOTES PAYABLE

         In June and August 2002, the Company borrowed an aggregate of $100,000 and issued two unsecured promissory notes, each in the amount of $50,000. One note is payable to a director of the Company and the other is payable to an accredited investor. The notes are due, along with interest at the rate of 9.5% per annum, on September 30, 2002.

         In August 2002, the Company borrowed $10,000 from an accredited investor and issued an unsecured promissory note. The note bears interest at the rate of 8.0% per annum, with interest payments due on August 31, 2003 and 2004 and principal and the remaining unpaid interest due on August 31, 2005.

8.       ISSUANCE OF OPTIONS AND WARRANTS

         In January 2002, the Company granted employees options under its 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise price of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100% one year from the date of grant.

         In February 2002, the Company granted employees the remaining options to purchase 328,872 shares of common stock under its 1997 Stock Option Plan and warrants to purchase an additional 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contain an exercise price of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

         In June 2002 the Company issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise of $0.30 per share and expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of .566). The expense is being recognized ratably over the service agreement.

         In June, July and August 2002, in connection with the sale of common stock described in note 4 above, the Company issued warrants to acquire an aggregate of 1,450,000 shares of common stock to accredited investors. The warrants contain an exercise price of $0.20 per share and expire between June and August 2007.

9.       NEED FOR ADDITIONAL CAPITAL

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

         Management is actively exploring the sale of certain assets that it believes are not critical to ongoing operations or future business development efforts.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

REVENUES

Revenues in the three months ended June 30, 2002 were $338,000 compared to $263,000 in the three months ended June 30, 2001, representing an increase of 29%. Revenues for the three months ended June 30, 2002 from recurring revenue sources represented 93% of total revenues. Recurring revenues for the three months were comprised of $257,000 from transaction-based fees and $59,000 from subscription fees. Revenues from non-recurring sources totaled $22,000 and were related to support and other fees.

Revenues in the six months ended June 30, 2002 were $653,000 compared to $795,000 in the six months ended June 30, 2001, representing a decrease of 18%. There were no revenues from the McKesson Development and Services Agreement recognized in the six months ended June 30, 2002. During the year earlier period, revenues of $289,000 were related to recognition of license fees and support revenues from the McKesson Development and Services Agreement and revenues of $506,000 were related to our other clients. Revenues for the six months ended June 30, 2002 from recurring revenue sources represented 94% of total revenues. Recurring revenues for the six months were comprised of $502,000 from transaction-based fees and $109,000 from subscription fees. Revenues from non-recurring sources totaled $42,000 and were related to support and other fees.

The Company processed 1,922,000 transactions during the three months ended June 30, 2002, compared with 1,572,000 transactions in the year-earlier quarter, an increase of 22%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 94% of all transactions were for claim submission services and 6% were for patient statement processing and eligibility verification services. The Company had 566 accounts processing transactions for 5,332 providers at June 30, 2002 compared with 440 accounts and 3,700 providers at June 30, 2001, representing increases of 29% and 44%, respectively.

Transaction-based revenue averaged $0.13 per transaction for the three months ended June 30, 2002 as compared with $0.11 per transaction for the three months ended June 30, 2001. Revenue per claim processing transaction for the 1,801,000 claims processed averaged $0.11 during the period compared with 1,434,000 claims averaging $0.08 during 2001. The Company processed 116,000 patient statements at an average revenue of $0.45 per transaction during the current quarter compared to 137,000 at an average revenue of $0.37 in the prior year period. The Company processed 5,000 eligibility transactions during the quarter ended June 30, 2002 compared with 1,000 eligibility transactions in the quarter ended June 30, 2001.

The Company processed 3,784,000 transactions during the six months ended June 30, 2002, compared with 3,006,000 transactions in the year-earlier quarter, an increase of 26%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services. Additionally, 93% of all transactions were for claim submission services and 7% were for patient statement processing and eligibility verification services.

Transaction-based revenue averaged $0.13 per transaction for the six months ended June 30, 2002 as compared with $0.11 per transaction for the six months ended June 30, 2001. Revenue per claim processing transaction for the 3,520,000 claims processed averaged $0.11 during the period compared with 2,762,000 claims averaging $0.08 during 2001. The Company processed 253,000 patient statements at an average revenue of $0.44 per transaction during the current period compared to 242,000 at an average revenue of $0.39 in the prior year period. The Company processed 11,000 eligibility transactions during the six months ended June 30, 2002 compared with 1,000 eligibility transactions in the prior year period.

COST OF REVENUES

Cost of revenues in the three months ended June 30, 2002 was $463,000, compared with $565,000 in the three months ended June 30, 2001, representing a decrease of 18%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased 20% to $69,000 for the three months ended June 30, 2002 compared with $86,000 for the same period in 2001. Transaction processing expenses were $136,000 in 2002 compared to $131,000 in the second quarter of 2001, representing a 4% increase in costs, substantially less than the 29% increase in revenues and the 22% increase in the total number of transactions processed. Customer support operations expense decreased by 32% to $187,000 in the second quarter of 2002 from $277,000 in the second quarter of 2001, while the number of accounts and providers served at the end of each quarter increased 29% and 44%, respectively. Software amortization and development project amortization expenses remained level at $71,000.

Cost of revenues in the six months ended June 30, 2002 was $1,023,000, compared with $1,475,000 in the six months ended June 30, 2001, representing a decrease of 31%. Data center expenses decreased 7% to $164,000 for the six months ended June 30, 2002 compared with $177,000 for the same period in 2001. Transaction processing expenses for the six month periods were $273,000 in 2002 compared to $244,000 in 2001, representing a 12% increase in costs. Customer support operations expense decreased by 23% to $444,000 in the six months ended June 30, 2002 from $577,000 in 2001. Software amortization and development project amortization expenses decreased 70% to $142,000 in 2002 from $477,000 in the same period of 2001. A portion of this decrease reflects completion of amortization for earlier versions of software for customer use. Additionally, deferred development costs of $316,000 associated with the McKesson development project were written off to cost of revenues in the six months ended June 30, 2001.

OPERATING EXPENSES

Research and development expenses were $81,000 in the three months ended June 30, 2002, compared with $178,000 in the three months ended June 30, 2001, representing a decrease of 54%, and $176,000 during the six months ended June 30, 2002, compared with $360,000 in the prior year, representing a decrease of 51%. Research and development expenses are comprised of personnel costs and related expenses. Software development expenses of $64,000 and $171,000 were capitalized during the three and six months ended June 30,2002, respectively. No software development costs were capitalized during the year-earlier period. Development efforts during 2002 were primarily focused on enhancements required to comply with provisions of the Health Insurance Portability and Accountability Act, while the year-earlier efforts were related to continuous incremental enhancements to the Company's proprietary software system, none of which were subject to capitalization.

Selling, general and administrative expenses were $527,000 in the three months ended June 30, 2002, compared with $946,000 in the same period of 2001, a decrease of 44%, and $1,287,000 during the six months ended June 30, 2002, compared with $1,704,000 in the same period of 2001, a decrease of 25%. A one-time charge of $162,000 was recorded in the six month period ended June 30, 2002 pursuant to a severance agreement dated April 8, 2002 with Bo W. Lycke, formerly our chief executive officer, of which $50,000 related to the issuance of options and warrants. A one-time charge of $40,000 was recorded in the six month period ended June 30, 2001 for unamortized deferred sales discount costs net of deferred revenue associated with the McKesson contract.

OTHER INCOME (EXPENSE)

Interest income from investment of excess cash was less than $1,000 in the quarter ended June 30, 2002 compared with $27,000 in the quarter ended June 30, 2001 due to diminished levels of cash available for investment between the periods. Interest expense of $7,000 was incurred in the quarter ended June 30, 2002 on financing fees and affiliate debt compared with $4,000 in the quarter ended June 30, 2001.

Interest income was less than $1,000 in the six month period ended June 30, 2002 compared with $33,000 in the period ended June 30, 2001. Interest expense of $9,000 was incurred in the six month period ended June 30, 2002 on financing fees and affiliate debt compared with $11,000 in the period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,344,000 in the six months ended June 30, 2002 was primarily related to net operating losses of $1,842,000, less: depreciation of $269,000, provision of $5,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants related to a severance agreement, and net changes in working capital of $171,000. Net cash used in operating activities of $1,899,000 for the six months ended June 30, 2001 was primarily related to net operating losses of $2,722,000 and net changes in working capital of $17,000, less: depreciation of $317,000, provision of $6,000 for doubtful accounts, non-cash expense of $67,000 from issuance of options and warrants for services rendered, and non-cash write offs and amortization of $450,000 associated with the McKesson contract renegotiation.

Net cash used in the current period by investing activities was $186,000, of which $15,000 was used for the purchase of property and equipment and $171,000 was the capitalized cost of software development during the period. Net cash used in the six months ended June 30, 2001 was $18,000, with $29,000 used for the purchase of property and equipment and $11,000 provided by the sale of assets that had a net book value of $27,000 and generated a loss of $16,000.

Net cash provided by financing activities was $1,246,000 for the six months ended June 30, 2002 as compared with $3,271,000 for the same period in 2001.

In June 2002, we completed the private placement of 1,000,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $200,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 1,000,000 shares of common stock as fully described below. The warrants contain an exercise of $0.20 per share and expire in June 2007.

In June 2002, we accepted equity investments in the aggregate amount of $50,000 from four members of our Board of Directors on such terms as shall be negotiated at arms length with unaffiliated third parties and shall be approved by a committee of disinterested directors.

In June 2002 we issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise of $0.30 per share and expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of ..566).

In June 2002, we issued an unsecured promissory note in the amount of $50,000 to an accredited investor. The note is due, along with interest at the rate of 9.5% per annum, on September 30, 2002.

In May 2002, we completed the private placement of 2,200 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $550,000. A portion of the proceeds of the sale was used to repay $200,000 of short term loans incurred in February and March 2002.

In April and June 2002, we entered into two separate unsecured short-term loan agreements with National Financial Corp., a related party, in the aggregate amount of $85,000. The related notes plus interest, at 9.5% per annum on the unpaid principal, are due on September 30, 2002.

In March 2002, we completed the private placement of 1,104 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000. A portion of the proceeds of the sale was used to repay $105,000 of short term loans incurred in February 2002.

In February and March 2002, we borrowed an aggregate amount of $390,000 pursuant to four separate unsecured short-term loan agreements with National Financial Corp., a related party, and issued four promissory notes. In February and May 2002, the Company repaid three notes in the aggregate principal amount of $305,000 plus accrued interest thereon. The Company repaid two notes in the aggregate principal amount of $200,000 plus accrued interest thereon in May 2002. The remaining note in the principal amount of $85,000 plus interest, at 9.5% per annum on the unpaid principal, is due on September 30, 2002.

In February 2002, we granted employees the remaining options to purchase 328,842 shares of common stock under our 1997 Stock Option Plan and warrants to purchase an additional 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise price of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

In January 2002, we granted employees options under our 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise price of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100% one year from the date of grant.

In December 2001, upon completion of our annual meeting, ten year options exercisable for an aggregate of 25,000 shares of common stock were granted under the Non-Employee Directors' Plan. The option exercise price of $0.50 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

In December 2001, we issued to accredited investors for a net consideration of $462,000, at the rate of $0.70 per common share, 660,000 shares of common stock, including 440,000 shares resulting from the conversion of 440 shares of Series C Preferred Stock with an aggregate stated value of $308,000.

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

Except as otherwise indicated, in each of the security issuances referenced above, we either registered or provided certain rights to register resale of the shares at our expense under the Securities Act of 1933 (the "Act"); no sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities and the proceeds were used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the foregoing transactions were exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder (except for the grants of options under the 1997 Stock Option Plan, which grants were registered) under the Act. Except for issuance of options and warrants to employees who are not directors or executive officers of he Company, each of the offerees and investors in such private placements provided representations to us that they were each "accredited investors," as defined in Rule 501 under the Act, and some were existing stockholders at the time of such transaction. Each investor was afforded the right to conduct a complete due diligence review of us and the opportunity to ask questions of, and receive answers from, our management.

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

In July and August 2002, we completed the private placement of 450,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $90,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 450,000 shares of common stock

In August 2002, we borrowed $50,000 from one of our directors and issued an unsecured promissory note. The note is due, along with interest at the rate of 9.5% per annum, on September 30, 2002.

In August 2002, we borrowed $10,000 from an accredited investor and issued an unsecured promissory note. The note bears interest at the rate of 8.0% per annum, with interest payments due on August 31, 2003 and 2004 and principal and the remaining unpaid interest due on August 31, 2005.

Management is actively exploring the sale of certain assets that it believes are not critical to ongoing operations or future business development efforts.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)  REPORTS:

         During the quarter ended June 30, 2002, the Company filed (i) a report on Form 8-K dated April 15, 2002, containing information under item 7 and (ii) a report on Form 8-K dated May 24, 2002, containing information under item 5.

The following exhibit is filed herewith:

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

August 14, 2002