Form 10-Q
period 2002-09-30
CLAIMSNET COM INC
filed 2002-11-15
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    ---------------------

                        COMMISSION FILE NUMBER 001-14665
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 13,366,514 shares outstanding, Preferred Series D Stock, $.001 par value, 3,304 shares outstanding, and Preferred Series E Stock, $.001 par value, 167 shares outstanding, in each case as of November 14, 2002.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2002 and December 31, 2001

               Condensed Consolidated Statements of Operations
               (unaudited) for the Three Months Ended September 30, 2002 and 2001, and for the Nine Months Ended September 30, 2002 and 2001

               Condensed Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Year Ended December 31, 2001 and the Nine Months Ended September 30, 2002

               Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2002 and 2001

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

SIGNATURES

                         PART I - FINANCIAL INFORMATION

         ITEM 1:   FINANCIAL STATEMENTS

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (Unaudited)

                                                   September 30,  December 31,
                                                       2002         2001(1)
                                                     ---------     ---------
ASSETS
CURRENT ASSETS:
   Cash                                              $    476      $    531
   Accounts receivable, net of allowance for
     doubtful accounts of $40 and $35, respectively       173           198
   Prepaid expenses and other current assets               82           108
                                                     ---------     ---------
       Total current assets                               731           837
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software                          1,831         1,822
Software development costs                              2,188         1,922
Furniture and fixtures                                    160           150
Office equipment                                           25            25
                                                     ---------     ---------
                                                        4,204         3,919
Accumulated depreciation and amortization              (3,669)       (3,299)
                                                     ---------     ---------
         Total equipment, fixtures and software           535           620
                                                     ---------     ---------
TOTAL                                                $  1,266      $  1,457
                                                     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable                                  $    475      $    298
   Accrued severance                                      113            90
   Accrued acquisition costs                              500           500
   Accrued payroll and other current liabilities          335           467
   Deferred revenue                                        50            17
   Notes payable - related party                           63            --
   Notes payable - director                                50            --
   Notes payable                                           50            --
   Pending equity investment from Directors                50            --
                                                     ---------     ---------
       Total current liabilities                        1,686         1,372

LONG-TERM LIABILITIES:
   Notes payable                                           35            --
                                                     ---------     ---------
          Total liabilities                             1,721         1,372
                                                     ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.001 par value; 4,000,000
     shares authorized, 3,304 and 0 shares issued
     and outstanding as of September 30, 2002 and
     December 31, 2001                                     --            --
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 13,367,000 and 11,141,000 shares
     issued as of September 30, 2002 and
     December 31, 2001                                     13            11
   Additional capital                                  40,893        39,571
   Accumulated deficit                                (41,361)      (39,497)
                                                     ---------     ---------
       Total stockholders' equity (deficit)              (455)           85
                                                     ---------     ---------
TOTAL                                                $  1,266      $  1,457
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

                             CLAIMSNET.COM INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands except per share data)
                                        (Unaudited)

                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                                2002         2001       2002         2001
                                              ---------   ---------   ---------   ---------

REVENUES                                      $    285    $    242    $    938    $  1,037
COST OF REVENUES                                   446         624       1,469       2,099
                                              ---------   ---------   ---------   ---------
GROSS PROFIT (LOSS)                               (161)       (382)       (531)     (1,062)
                                              ---------   ---------   ---------   ---------
OPERATING EXPENSES:
   Research and development                         54         178         230         539
   Selling, general & administrative               441         801       1,728       2,504
                                              ---------   ---------   ---------   ---------
       Total operating expenses                    495         979       1,958       3,043
                                              ---------   ---------   ---------   ---------
LOSS FROM OPERATIONS                              (656)     (1,361)     (2,489)     (4,105)

OTHER INCOME (EXPENSE)
   Interest expense                                 --          (2)         --          (5)
   Interest expense - related party                 (6)         --         (15)         (7)
   Interest income                                  --          18          --          50
   Gain on sale of assets                          640          --         640          --
                                              ---------   ---------   ---------   ---------
       Total Other Income (Expense)                634          16         625          38
                                              ---------   ---------   ---------   ---------
NET LOSS                                      $    (22)   $ (1,345)   $ (1,864)   $ (4,067)
                                              =========   =========   =========   =========
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $  (0.00)   $  (0.13)   $  (0.16)   $  (0.41)
                                              =========   =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                 12,707      10,481      11,678       9,809
                                              =========   =========   =========   =========

            See notes to condensed consolidated financial statements.

                                       4

                             CLAIMSNET.COM INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         Year Ended December 31, 2001 and the Nine Months Ended September 30, 2002
                                      (In thousands)
                                        (Unaudited)

                                Number of              Number of
                                Preferred               Common
                                 Shares    Preferred    Shares       Common     Additional
                               Outstanding   Stock    Outstanding     Stock       Capital
                               -----------  --------  -----------  -----------  -----------
Balances at January 1, 2001            --   $    --        8,551   $        9   $   36,820

Sale of preferred stock
converted into common stock            --        --          660            1          462

Sale of common stock                   --        --        1,914            1        3,216

Issuance of common stock
for services                           --        --           16           --           42

Issuance of warrants for
services                               --        --           --           --           57

Cancellation of treasury
stock                                  --        --           --           --       (1,026)

Write off unamortized
portion of deferred sales
discount                               --        --           --           --           --

Net loss                               --        --           --           --           --
                               -----------  --------  -----------  -----------  -----------
Balances at December 31, 2001          --        --       11,141           11       39,571
                               -----------  --------  -----------  -----------  -----------

Sale of preferred stock                 3        --           --           --          826

Sale of common stock                   --        --        2,225            2          443

Issuance of warrants and
options for severance
agreement                              --        --           --           --           53

Net loss                               --        --           --           --           --
                               -----------  --------  -----------  -----------  -----------

Balances at September 30, 2002          3   $    --       13,366   $       13   $   40,893
                               ===========  ========  ===========  ===========  ===========
                                                                                (CONTINUED)




                                                                              Total
                                  Deferred                                Stockholders'
                                   Sales       Accumulated    Treasury       Equity
                                  Discount       Deficit       Stock        (Deficit)
                                 -----------   -----------   -----------   -----------

Balances at January 1, 2001      $   (1,334)   $  (34,303)   $   (1,026)   $      166

Sale of preferred stock
converted into common stock              --            --            --           463

Sale of common stock                     --            --            --         3,217

Issuance of common stock
for services                             --            --            --            42

Issuance of warrants for
services                                 --            --            --            57

Cancellation of treasury
stock                                    --            --         1,026            --

Write off unamortized
portion of deferred sales
discount                              1,334            --            --         1,334

Net loss                                 --        (5,194)           --        (5,194)
                                 -----------   -----------   -----------   -----------
Balances at December 31, 2001            --       (39,497)           --            85
                                 -----------   -----------   -----------   -----------

Sale of preferred stock                  --            --            --           826

Sale of common stock                     --            --            --           445

Issuance of warrants and
options for severance
agreement                                --            --            --            53

Net loss                                 --        (1,864)           --        (1,864)
                                 -----------   -----------   -----------   -----------

Balances at September 30, 2002   $       --    $  (41,361)   $       --    $     (455)
                                 ===========   ===========   ===========   ===========

                 See notes to condensed consolidated financial statements.

                                            5

                        CLAIMSNET.COM INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30,
                                                               2002        2001
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $(1,864)   $(4,067)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
     Depreciation and amortization                               370        458
     Provision for doubtful accounts                              13          7
     Non-cash compensation for services                           53         99
     Amortization of deferred sales discount                      --         79
     Write down of net deferred charges on
       McKesson contract                                          --        356
     Loss (gain) on sale of assets                              (640)        16
     Changes in operating assets and liabilities:
       Accounts receivable                                        12        172
       Prepaid expenses and other current assets                  26        (11)
       Current liabilities                                       151       (385)
                                                             --------   --------
   Net cash used in operating activities                      (1,879)    (3,276)
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (19)       (49)
   Proceeds from sale of assets                                  640         11
   Capitalized cost of software development                     (266)        --
                                                             --------   --------
   Net cash provided by(used in) investing activities            355        (38)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in note payable to related party                     475        400
   Payment of note payable to related party                     (412)      (400)
   Increase in note payable to director                           50         --
   Increase in note payable                                       85         --
   Proceeds from issuance of common stock                        445      3,271
   Proceeds from issuance of preferred stock                     826         --
                                                             --------   --------
   Net cash provided by financing activities                   1,469      3,271
                                                             --------   --------
NET INCREASE (DECREASE) IN CASH                                  (55)       (43)
CASH, BEGINNING OF PERIOD                                        531      1,132
                                                             --------   --------
CASH, END OF PERIOD                                          $   476    $ 1,089
                                                             ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                       $     6    $     5
                                                             ========   ========

            See notes to condensed consolidated financial statements.

                        CLAIMSNET.COM INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiary as of September 30, 2002 and the results of its operations and cash flows for the three months and nine months ended September 30, 2002 and 2001, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         The adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002 had no effect on the financial statements for the nine months ended September 30, 2002.

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

3. SALE OF PREFERRED STOCK

         In March and May 2002, the Company completed the private placements of 1,104 shares and 2,200 shares, respectively, of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $276,000 and $550,000, respectively. A portion of the proceeds of the sale was used to repay $305,000 of short term loans incurred in February and March 2002.

         In June 2002 the Company accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the recommendation of a committee of disinterested directors, the Company completed the private placement of 167 shares of Series E Preferred Stock to members of the Board of Directors at $300 per share for net proceeds of $50,000.

4. SALE OF COMMON STOCK

         In June, July and August 2002, the Company completed the private placement of 2,225,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $445,000. In connection with the private placement, the Company also issued warrants to purchase an aggregate of 2,225,000 shares of common stock as described below in
         Note 7.

5. LOANS FROM RELATED PARTY

         In February, March, April and June 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp., a related party. In February, May and August 2002, the Company fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. The unpaid principal amount of $63,000 plus interest was due on September 30, 2002. National Financial Corp. agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand. In October 2002, upon the demand of National Financial Corp., the Company repaid the remaining principal on one note and partially repaid the remaining note in the aggregate amount of $36,000 plus accrued interest thereon. The remaining note in the principal amount of $27,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

6. NOTES PAYABLE

         In June and August 2002, the Company borrowed an aggregate of $100,000 and issued two unsecured promissory notes, each in the amount of $50,000. One note is payable to a director of the Company and the other is payable to an accredited investor. The notes were due, along with interest at the rate of 9.5% per annum, on September 30, 2002. The note holders agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand.

         In August 2002, the Company borrowed $35,000 from two accredited investors and issued unsecured promissory notes. The notes bear interest at the rate of 8.0% per annum, with interest payments due on August 31, 2003 and 2004 and principal and the remaining unpaid interest due on August 31, 2005.

7. ISSUANCE OF OPTIONS AND WARRANTS

         In January 2002, the Company granted employees options under its 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise price of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 100% one year from the date of grant.

         In February 2002, the Company granted employees options to purchase 328,872 shares of common stock under its 1997 Stock Option Plan and warrants to purchase an additional 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contain an exercise price of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

         In June 2002 the Company issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share and, as originally issued, were scheduled to expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of .566). The expense was recognized ratably over the service agreement, June 1, 2002 through August 31, 2002. In October 2002 the Company entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant under similar terms, except that the expiration date of the warrants was extended to June 2007. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense will be recognized ratably over the service agreement, October 1, 2002 through December 31, 2002.

         In June, July and August 2002, in connection with the sale of common stock described in note 4 above, the Company issued warrants to acquire an aggregate of 2,225,000 shares of common stock to accredited investors. The warrants contain an exercise price of $0.20 per share and expire between June and August 2007.

         In October 2002 the Company issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, were fully vested on the date of grant, expire in September 2007, and will become exercisable 50% in September 2003 and fully in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense will be recognized ratably over the term of the service agreement, October 1, 2002 through December 31, 2004.

         In October 2002 the Company hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, and vest 50% in October 2003 and fully in October 2004.

8. SALE OF ASSETS

         On September 11, 2002 the Company sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and related revenue streams thereunder to ProxyMed, Inc. ("Purchaser") in a negotiated arms-length transaction for a purchase price consideration of $700,000. The Company received cash consideration of $690,000, net of contractual expenses, recognized a gain of $640,000 on the sale, and recorded $50,000 as deferred revenue.

         The Company and Purchaser also entered into an Affiliate and Partner Services and License Agreement dated September 11, 2002, pursuant to which (i) the Company and Purchaser have agreed to provide certain administrative and support services for each other in connection with each other's customers, including without limitation the customers under the Assigned Contracts, in each case pursuant to an agreed upon fee schedule, (ii) the Company has agreed to assist Purchaser in establishing a "hot-site" which will permit Purchaser to run from its own hardware platform, the Company's software application to service Purchaser's customers, and (iii) the Company granted Purchaser a limited, non-exclusive, 5-year license to use the Company's software application at its "hot-site". The Company is entitled to receive fees for its services and use of the Company's software application unless and until the occurrence of certain bankruptcy and liquidation events set forth in such agreement in respect of the Company. In addition to the transaction fees, the Company will also recognize the $50,000 of deferred revenue ratably over the term of the agreement.

         The Company and Purchaser also entered into a Preferred Escrow Agreement with DSI Technology Escrow Services, Inc., pursuant to which the Company has deposited into escrow its proprietary claims processing software and related materials for potential release to Purchaser for use pursuant to a limited, non-exclusive license upon the occurrence of certain bankruptcy and liquidation events.

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

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

Revenues in the three months ended September 30, 2002 were $285,000 compared to $242,000 in the three months ended September 30, 2001, representing an increase of 18%. On September 11, 2002 the Company sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and related revenue streams thereunder to ProxyMed, Inc. ("Purchaser"). The Company and Purchaser entered into an Affiliate and Partner Services and License Agreement dated September 11, 2002. Subsequent to the date of the transaction, the Company will no longer recognize revenue from the Assigned Contracts, which revenues have historically represented the majority of the Company's revenues. The Company will, however, recognize revenue pursuant to the Affiliate and Partner Services and License Agreement for services rendered to and transactions processed for the Purchaser related to the Assigned Contracts.

Revenues in the nine months ended September 30, 2002 were $938,000 compared to $1,037,000 in the nine months ended September 30, 2001, representing a decrease of 10%. There were no revenues from the McKesson Development and Services Agreement recognized in the nine months ended September 30, 2002. During the year earlier period, revenues of $289,000 were related to recognition of license fees and support revenues from the McKesson Development and Services Agreement and revenues of $748,000 were related to our other clients.

The Company processed 1,965,000 transactions during the three months ended September 30, 2002, compared with 1,529,000 transactions in the year-earlier quarter, an increase of 29%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services prior to the sale of assets described above.

The Company processed 5,749,000 transactions during the nine months ended September 30, 2002, compared with 4,534,000 transactions in the year-earlier quarter, an increase of 27%. The increase was attributable to internal growth in the number of accounts and healthcare providers subscribing to the Company's services prior to the sale of assets described above.

COST OF REVENUES

Cost of revenues in the three months ended September 30, 2002 was $446,000, compared with $624,000 in the three months ended September 30, 2001, representing a decrease of 29%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased 27% to $103,000 for the three months ended September 30, 2002 compared with $81,000 for the same period in 2001 due to non-recurring costs incurred in the migration of our system to a new hosting facility. Transaction processing expenses were $86,000 in 2002 compared to $148,000 in the third quarter of 2001, representing a 42% decrease in costs due partially to lower rates and partially to the sale of assets as described above. Subsequent to the date of the asset sale described above, the Company will no longer incur costs from sub-processors related to the Assigned Contracts, which costs have historically represented the majority of the Company's transaction processing expenses. Customer support operations expense decreased by 39% to $198,000 in the third quarter of 2002 from $324,000 in the third quarter of 2001 due to improved productivity, staffing reductions, and the sale of assets. Software amortization and development project amortization expenses decreased 17% to $59,000 from $71,000 in the year earlier period.

Cost of revenues in the nine months ended September 30, 2002 was $1,469,000, compared with $2,099,000 in the nine months ended September 30, 2001, representing a decrease of 30%. Data center expenses increased 3% to $267,000 for the nine months ended September 30, 2002 compared with $259,000 for the same period in 2001. Transaction processing expenses for the nine month periods were $359,000 in 2002 compared to $392,000 in 2001, representing a 8% decrease. Customer support operations expense decreased by 29% to $642,000 in the nine months ended September 30, 2002 from $901,000 in 2001. Software amortization and development project amortization expenses decreased 63% to $201,000 in 2002 from $547,000 in the same period of 2001. A portion of this decrease reflects completion of amortization for earlier versions of software for customer use. Additionally, deferred development costs of $316,000 associated with the McKesson development project were written off to cost of revenues in the nine months ended September 30, 2001.

OPERATING EXPENSES

Research and development expenses were $54,000 in the three months ended September 30, 2002, compared with $178,000 in the three months ended September 30, 2001, representing a decrease of 70%, and $230,000 during the nine months ended September 30, 2002, compared with $539,000 in the prior year, representing a decrease of 57%. Research and development expenses are comprised of personnel costs and related expenses. Software development expenses of $95,000 and $266,000 were capitalized during the three and nine months ended September 30, 2002, respectively. No software development costs were capitalized during the year-earlier period. Development efforts during 2002 were primarily focused on enhancements required to comply with provisions of the Health Insurance Portability and Accountability Act, while the year-earlier efforts were related to continuous incremental enhancements to the Company's proprietary software system, none of which were subject to capitalization.

Selling, general and administrative expenses were $441,000 in the three months ended September 30, 2002, compared with $801,000 in the same period of 2001, a decrease of 45%, and $1,728,000 during the nine months ended September 30, 2002, compared with $2,504,000 in the same period of 2001, a decrease of 31%. The expense reductions are a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $162,000 was recorded in the nine month period ended September 30, 2002 pursuant to a severance agreement dated April 8, 2002 with Bo W. Lycke, formerly our chief executive officer, of which $50,000 related to the issuance of options and warrants. A one-time charge of $40,000 was recorded in the nine month period ended September 30, 2001 for unamortized deferred sales discount costs net of deferred revenue associated with the McKesson contract.

OTHER INCOME (EXPENSE)

Interest income from investment of excess cash was less than $1,000 in the quarter ended September 30, 2002 compared with $18,000 in the quarter ended September 30, 2001 due to diminished levels of cash available for investment between the periods. Interest expense of $6,000 was incurred in the quarter ended September 30, 2002 on financing fees and affiliate debt compared with $2,000 in the quarter ended September 30, 2001.

Interest income was less than $1,000 in the nine month period ended September 30, 2002 compared with $50,000 in the nine month period ended September 30, 2001. Interest expense of $15,000 was incurred in the nine month period ended September 30, 2002 on financing fees and affiliate debt compared with $12,000 in the nine month period ended September 30, 2001.

Gain on sale of assets of $640,000 in the three and nine month periods ended September 30, 2002 were related to the sale of certain assets on September 11, 2002 as previously described. There was no gain on sale of assets during the three or nine month periods ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,879,000 in the nine months ended September 30, 2002 was primarily related to net operating losses of $1,864,000 net of the $640,000 gain from sale of assets, less: depreciation of $370,000, provision of $13,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants related to a severance agreement, and net changes in working capital of $189,000. Net cash used in operating activities of $3,276,000 for the nine months ended September 30, 2001 was primarily related to net operating losses of $4,067,000 and net changes in working capital of $224,000, less: depreciation of $458,000, provision of $7,000 for doubtful accounts, non-cash expense of $99,000 from issuance of options and warrants for services rendered, and non-cash write offs and amortization of $451,000 associated with the McKesson contract renegotiation.

Net cash provided in the current period by investing activities was $355,000, comprised of $640,000 net proceeds from the sale of assets, less $19,000 used for the purchase of property and equipment and $266,000 for the capitalized cost of software development during the period. Net cash used in the nine months ended September 30, 2001 was $38,000, with $11,000 provided by the sale of assets that had a net book value of $27,000 and generated a loss of $16,000, less $49,000 used for the purchase of property and equipment.

Net cash provided by financing activities was $1,469,000 for the nine months ended September 30, 2002 as compared with $3,271,000 for the same period in 2001.

In September 2002 we sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and related revenue streams thereunder to ProxyMed, Inc. ("Purchaser") in a negotiated arms-length transaction for a purchase price consideration of $700,000. We received net proceeds of $690,000 on the sale, recognized a gain of $640,000 and recorded $50,000 as deferred revenue. The Company and Purchaser also entered into an Affiliate and Partner Services and License Agreement dated September 11, 2002, pursuant to which (i) we and Purchaser have agreed to provide certain administrative and support services for each other in connection with each other's customers, including without limitation the customers under the Assigned Contracts, in each case pursuant to an agreed upon fee schedule, (ii) we agreed to assist Purchaser in establishing a "hot-site" which will permit Purchaser to run from its own hardware platform, our software application to service Purchaser's customers, and (iii) we granted Purchaser a limited, non-exclusive, 5-year license to use our software application at its "hot-site". We are entitled to receive fees for our services and use of our software application unless and until the occurrence of certain bankruptcy and liquidation events set forth in such agreement in respect of us. We also entered into a Preferred Escrow Agreement with Purchaser and DSI Technology Escrow Services, Inc., pursuant to which we have agreed to deposit into escrow our proprietary claims processing software and related materials for potential release to Purchaser for use pursuant to a limited, non-exclusive license upon the occurrence of certain bankruptcy and liquidation events.

In August 2002 we borrowed $35,000 from two accredited investors and issued unsecured promissory notes. The notes bear interest at the rate of 8.0% per annum, with interest payments due on August 31, 2003 and 2004 and principal and the remaining unpaid interest due on August 31, 2005.

In June, July and August 2002, we completed the private placement of 2,225,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $445,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 2,225,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and August 2007.

In June and August 2002, we borrowed an aggregate of $100,000 and issued two unsecured promissory notes, each in the amount of $50,000. One note is payable to one of our directors and the other is payable to an accredited investor. The notes were due, along with interest at the rate of 9.5% per annum, on September 30, 2002. The note holders agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand.

In June 2002 we accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of our Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized in October 2002.

In June 2002 we issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share and, as originally issued, were scheduled to expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of .566). The expense was recognized ratably over the service agreement, June 1, 2002 through August 31, 2002. In October 2002 we entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant under similar terms, except that the expiration date of the warrants was extended to June 2007. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense will be recognized ratably over the service agreement, October 1, 2002 through December 31, 2002.

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

In February, March, April and June 2002, we borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp., a related party. In February, May and August 2002, we fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. The unpaid principal amount of $63,000 plus interest was due on September 30, 2002. National Financial Corp. agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand.

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

In October 2002, based upon the recommendation of a committee of disinterested directors, we completed the private placement of 167 shares of Series E Preferred Stock to members of our Board of Directors at $300 per share for net proceeds of $50,000, which funds were received in June 2002 and recorded as a current liability until the transaction was finalized.

In October 2002, upon the demand of National Financial Corp., a related party, we repaid the remaining principal on one unsecured demand note and partially repaid the last outstanding note in the aggregate amount of $36,000 plus accrued interest thereon. The unpaid balance of the remaining note in the principal amount of $27,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

In October 2002 we hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, and vest 50% in October 2003 and fully in October 2004.

In October 2002 we issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, were fully vested on the date of grant, expire in September 2007, and become exercisable 50% in September 2003 and fully in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense will be recognized ratably over the term of the service agreement, October 1, 2002 through December 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS:

         During the quarter ended September 30, 2002, the Company filed (i) a report on Form 8-K dated September 4, 2002, containing information under item 5, (ii) a report on Form 8-K dated September 17, 2002, containing information under item 2, item 5, and item 7, (iii) a report on Form 8-K dated October 23, 2002, containing information under item 5, and (iv) a report on Form 8-K also dated October 23, 2002, containing information under item 5.

The following exhibit is filed herewith:

99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

99.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:      /s/ Don Crosbie
         -----------------------------
         Don Crosbie
         President and
         Chief Executive Officer, on
         behalf of the Registrant

By:      /s/ Paul W. Miller
         -----------------------------
         Paul W. Miller
         Chief Operating Officer and
         Chief Financial Officer, on
         behalf of the Registrant

November 14, 2002

                                  CERTIFICATION

I, Don Crosbie, certify that:

(1)      I have reviewed this quarterly report on Form 10-Q of CLAIMSNET.COM
         INC.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Don Crosbie

         Don Crosbie
         President and Chief Executive Officer
         November 14, 2002

                                  CERTIFICATION

I, Paul W. Miller, certify that:

(1)      I have reviewed this quarterly report on Form 10-Q of CLAIMSNET.COM
         INC.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Paul W. Miller

         Paul W. Miller
         Chief Operating Officer and Chief Financial Officer
         November 14, 2002