Form 10-K
period 2002-12-31
CLAIMSNET COM INC
filed 2003-04-01
CIK 1046057

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

                                    001-14665
                             ----------------------
                             COMMISSION FILE NUMBER


                               CLAIMSNET.COM INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                            75-2649230
           -------------------------------            -------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)


     12801 N. Central Expressway, Suite 1515 Dallas, Texas        75243
     -----------------------------------------------------      ----------
          (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: 972-458-1701

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price on the OTC Bulletin Board stock market on March 20, 2003 was $2,000,897.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 15,391,514 shares outstanding as of March 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I


THIS REPORT CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED ELSEWHERE IN THIS REPORT INCLUDING OUR ABILITY TO SECURE ADDITIONAL FUNDING, SUCCESSFULLY IMPLEMENT OUR REVISED BUSINESS STRATEGY, DEVELOP AND MAINTAIN STRATEGIC PARTNERSHIPS OR ALLIANCES, INCREASE OUR CUSTOMER BASE, FURTHER DEVELOP OUR TECHNOLOGY AND TRANSACTION PROCESSING SYSTEM, RESPOND TO COMPETITIVE DEVELOPMENTS, OR COMPLY WITH GOVERNMENT REGULATIONS. ANY FORWARD-LOOKING STATEMENT THAT WE MAKE IS INTENDED TO SPEAK ONLY AS OF THE DATE ON WHICH WE MADE THE STATEMENT. WE WILL NOT UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES THAT OCCUR AFTER THE DATE ON WHICH THE STATEMENT IS MADE. THESE RISKS AND UNCERTAINTIES, AMONG OTHERS, MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT OR PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.


ITEM 1. BUSINESS

We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last eight years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claim clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our system improves both the ease of data exchange as well as the quality of the data being exchanged, allowing the users to realize an increase in electronic transaction and cost improvements from better data. We accomplish this by allowing healthcare providers, EDI vendors, and trading partners to download healthcare claims interactively on the Internet and electronically transmit the claims to us for pre-processing. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payers' specific processing requirements. We then electronically transmit pre-processed claims directly or indirectly to medical and dental payers. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).

We formerly focused our business primarily toward healthcare providers, both from a marketing perspective and from a system functionality perspective. During 2002, we shifted our business strategy to focus on the payer market and their trading partners. We effected this transition by selling our provider-focused client base to a clearinghouse partner and we simultaneously entered into an agreement to provide the acquirer with a limited license to our proprietary software. The license allows the providers to continue to use our proprietary system and also provides a recurring revenue stream to us. Our role changed from being a full-service clearinghouse for each of the providers to one of a technology and support services supplier to the acquirer.

We believe that the following are significant advantages of our electronic transaction pre-processing services:

o the ability to easily configure the system to meet the specific needs of our clients, both in the format and content of data being exchanged;
o the ability to accept input from a variety of sources (direct output from a provider's practice management system, EDI files from clearinghouses and trading partners, and data conversion from scanned paper forms), pre-process the data, improve the data or reject the transaction according to client-specific business rules, and deliver the data in a consistent and client-defined format;
o the ability to create multiple custom Web site formats to be promoted by partners and sponsors without modification of the server-based processing systems;
o the ability of healthcare providers utilizing their Web sites to interactively process claims on the Internet and receive real time edits prior to claim submission; and
o the minimal software and processing power required for providers to utilize our proprietary software.

We believe that the services offered by our competitors are generally based on legacy mainframe technology, proprietary networks, and proprietary file formats, which limit the ability of those competitors to offer interactive Internet-based processing services on an economical basis.

We generate non-recurring revenue from initial setup fees and from project-based fees and we generate recurring revenue primarily from support fees and transaction-based fees. We use the services of certain partners and vendors to assist with the conversion of scanned paper forms, the printing of paper forms from electronic data, and the delivery of certain electronic transactions.

ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, has been estimated by Faulkner & Gray's Health Data Directory, an industry publication, to include over 4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999 (the most recent data available), of which, approximately 1.7 billion claims were submitted on paper forms. Health Data
Management estimates that electronic claims processing was used to process approximately 43% of all medical outpatient claims and 17% of all dental claims.

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

Healthcare claims are traditionally processed by clearinghouses using a similar operating structure to that which exists in the credit card industry. A merchant that accepts a credit card for payment does not send payment requests directly to the bank that issued the card, but sends the payment request to a clearinghouse. The payment request is processed and transmitted to the appropriate bank. Healthcare claim clearinghouses accept, sort, process, edit, and then forward the claims to the appropriate payers, either electronically or on paper. Many of the major healthcare clearinghouses operate in a mainframe computer environment. Furthermore, traditional clearinghouses process claims in off-line batches and return edit results to the submitters in a subsequent batch transmission. This operating configuration is both expensive and time consuming due to the source code changes required to continuously process claims correctly to meet payer requirements. In contrast, our healthcare transaction processing software system on the Internet is designed to operate in a real-time, open client-server configuration. This operating alternative offers the provider and payer a method of communicating directly in a rapid, accurate, and cost-effective manner.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information". All healthcare organizations are effected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, must be implemented by October 2003 for clearinghouse and large payer organizations. The provisions must be implemented by all entities no later than October 2004. The provisions relating to standards for privacy must be implemented by April 2003 for large organizations and April 2004 for small organizations. The provisions relating to security must be implemented by April 2005 for large organizations and April 2006 for small organizations. The deadlines for standards related to unique identifiers have not yet been established.

We believe that the convergence of HIPAA mandates and the proliferation of internet technology will cause sweeping changes in the health care industry. At a minimum, it will cause all payers to implement secure electronic transaction processing capabilities for a full menu of administrative transactions. The universal availability of data exchange between healthcare organizations is expected to generate growth in the healthcare EDI industry. If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, we believe our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

BUSINESS STRATEGY

Our recently modified business strategy is as follows:

o to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
o to market our services directly to the payer community and its trading partners;

o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO's, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;
o to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;
o to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and
o to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

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

On September 11, 2002, we sold for net proceeds of $640,000 certain assets consisting primarily of customer contracts (the "Assigned Contracts") and related revenue streams thereunder to ProxyMed, Inc. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed have agreed to provide certain administrative and support services for each other in connection with each other's customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed in establishing a "hot-site" which will permit our software application to run on ProxyMed's hardware platform to service ProxyMed's customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application at its "hot-site". We are entitled to receive fees for our services and the use of our software applications until the occurrence of certain bankruptcy and liquidation events with respect to us as set forth in such agreement.

MARKETING EFFORTS

We began in October 2002 to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily small and mid-sized payers. The direct sales organization currently consists of three representatives, only one of which has been employed by us for more than two weeks.

Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including:

o arrangements entered into in 2000 and 2001 with business-to-business healthcare transaction service providers and application service providers such as Synertech Systems, Inc. and Quality Care Solutions, Inc. to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own internet-based service; and
o an agreement entered into in September 2002 with a major healthcare clearinghouse to operate a private-labeled version of our claims processing application for use by certain of their clients, including those clients acquired from us.

RECENT DEVELOPMENTS

In January, February and March 2003, we completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $189,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007.

HEALTHCARE TRANSACTION PROCESSING SOFTWARE AND SECURITY

Our healthcare transaction processing software is designed for processing in-patient and outpatient healthcare claims. The software is modular, providing valuable flexibility, and generally consists of the following components:

o core processing software developed by us which provides claims review, claims editing, and a "table-based" software coding of claims variables at a payer-specific level;
o data mapping software that allows us to accept a wide variety of data input formats;
o data format generating software developed by us that allows us to easily create a wide variety of data output formats;
o an integrated web-based user interface that can be easily configured to support co-branded and private-labeled deployment;
o    industry standard website management software; and
o    state-of-the-art commercial security and encryption software.

The expensive and time-consuming hard-coding routines required by traditional systems have been replaced by a user-friendly system that is table-based. This permits payer-specific edits to meet the requirements of payers and avoids expensive onsite software changes. Our personnel input new edits. Once healthcare providers or trading partners connect to our secure website, our software edits claims on-line automatically, using a database containing more than 22,000 edit variables. In the event that a particular payer cannot accept submission of claims electronically, we either print and mail hard copies of the claims to these payers and charge the provider for this additional service or allow the provider to print and mail the claims.

Our healthcare transaction processing software is a Web-based system, based upon a client-server computing model, and includes a variety of different software applications. Individual applications work together to provide the extraction and encryption of claims from a submitting system to our Internet claims processing server, where editing and formatting occurs in a secure environment. Our system then delivers the claims to the payer gateway. The different software applications have been purchased, licensed, or developed by us.

Our website user interface is structured into three sections: "PUBLIC INTERNET," "CLIENT EXTRANET," and "PRIVATE INTRANET." The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

Our personnel access IBM, or the client's hosted environment, remotely via a secure Virtual Private Network (VPN) for technical operations support. Examples of the type of support provided include migrating Web site changes to production, database administration, and Claims Processing Engine monitoring and management.

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

No significant hardware investment by the customer is required in order to take advantage of our services. The system requires the provider to use a 28,800 bps or better asynchronous modem and a PC with Windows 3.11 or higher operating system installed. An Internet Service Provider, such as AT&T Worldnet, America Online or Earthlink, offers local telecommunication to the Internet. Our customers are responsible for obtaining and maintaining the Internet Service Provider connection.

INTERNET/INTRANET

The processing configuration used by us requires no electronic claims processing software to reside at the level of the healthcare provider. All editing and formatting takes place at our Internet application server site. All software updates and all format changes are available instantly to all customers. Our healthcare transaction processing software has the effect of turning a provider's old or outdated hardware into a terminal capable of operating in a 32-bit Windows environment.

Our processing does not take place on the Internet, but rather in an extranet configuration. The main advantage of this approach is to assure that the communication between our servers and a user takes place in a highly controlled, secure, and encrypted environment.

The dual encryption utilized by us occurs at the browser software and application server level. All processing and data storage occurs behind a firewall, providing secure and controlled access to all data.

CUSTOMERS

We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from three customers represented a significant portion of our total revenues during the last three years. Revenues received from one customer and clearinghouse partner who acquired certain of our business assets in September 2002 represented 23% and 9% of our revenues for 2002 and 2001, respectively, and revenues received from another customer represented 9% of our 2002 revenues. Revenues received from McKesson represented 27% and 47% of 2001 and 2000 revenues, respectively.

We enter into agreements with our clients. Generally, such agreements protect our intellectual property rights and define the financial terms of our relationship. We require each healthcare provider using our services to enter into a standard license agreement via our website. We also enter into agreements with the commercial medical and dental payers or clearinghouses to which we submit processed claims. Generally, such agreements provide for transaction fees to be received by us for certain payers and transaction fees to be paid by us for other payers.

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

Under the April 2001 agreement, McKesson acquired 1,514,285 shares of common stock at a cost of $2,650,000 and paid us $200,000; and a three year warrant to purchase 819,184 shares of our common stock at $7.00 per share, granted under the October 1999 agreement, was cancelled. The April 2001 agreement granted McKesson additional license rights for co-branding the services to third parties and for an expanded set of transactions. McKesson will continue to pay transaction fees for all transactions processed under the license, but will not pay additional license fees and subscription fees that were included in the October 1999 agreement. McKesson has not been using the license since May 2002.

In September 2000 we entered into an agreement with Synertech Systems, Inc., a premier application service provider and administrative outsourcer for the healthcare industry, to provide Synertech and its customers, primarily payer organizations, with co-branded versions of our claims processing application.

Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, we operated a co-branded version of our claims processing application for ProxyMed. This arrangement also provides for us to use ProxyMed's extensive direct payer connections to submit certain claims to selected payers.

On September 11, 2002, we sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and related revenue streams thereunder to ProxyMed, Inc. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed have agreed to provide certain administrative and support services for each other in connection with each other's customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed in establishing a "hot-site" which will permit our software application to run on ProxyMed's hardware platform to service ProxyMed's customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application at its "hot-site". We are entitled to receive fees for our liquidation events set forth in such agreement in respect of us.

In February 2001 we agreed with Quality Care Solutions, Inc. (QCSI), a leading provider of enterprise-wide solutions for healthcare payer organizations, to provide a co-branded version of our claims processing application to QCSI and be able to submit claims directly to the QCSI system.

MARKETING

We are pursuing a two fold marketing and sales strategy.

1. Creating strategic partnerships with organizations that:

o are engaged in electronic claims processing and expect to benefit by using our advanced technology; and
o serve or are engaged in direct sales and marketing to the healthcare market and desire to expand the products and services they offer to their clients without incurring substantial costs by using our advanced technology in a co-branded or private-label arrangement.

We have established several valuable strategic relationships and are actively seeking additional partners for alliances and joint ventures, including managed care companies, Internet service and information providers, traditional healthcare information systems providers, clearinghouses, payer organizations, and consulting firms, each seeking solutions to the costly handling of healthcare claims and other administrative transactions.

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

2. We also maintain a direct sales force, currently three persons, and have launched an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. We continue to review and assess sales and marketing policies to enable us to accelerate revenue growth. However, there can be no assurance that such efforts will be successful.

COMPETITION

Several large companies such as WebMD, McKesson, National Data Corporation, PerSe Technologies, and ProxyMed dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims.

A number of additional companies, several of which have greater financial resources and marketing capabilities than us, have announced that they intend to enter the claims processing industry. Some of these companies have indicated a desire to primarily serve the payer community and some are primarily focused on the provider community.

All of these companies are considered competitors, however, several of these companies are already our strategic partners for co-branded or private label solutions using our technology.

We believe that the flexibility, configurability, and operational efficiency of our claims processing system will allow us to compete effectively in the payer market and to partner with clearinghouses and other vendors in the provider market. We anticipate that competition will increase in the processing of claims on the Internet. No assurance can be given that we will successfully compete in any market in which we conduct or may conduct operations.

EMPLOYEES

As of December 31, 2002, we had a total of 11 full-time employees, of whom two were executive officers, six were technical and service personnel, two were sales and marketing personnel, and one was administrative personnel. None of our employees is represented by a labor organization. Most of our employees have been granted incentive stock options and we believe that our relations with our employees are satisfactory.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent auditors with respect to our financial state as of December 31, 2002 and the year then ended has been qualified with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through April 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 1998, 1999, 2000, 2001 and 2002, we incurred net losses of $(4,663,000), $(8,858,000),
$(17,695,000),  $(5,194,000) and $(2,927,000)  respectively.  As of December 31,
1998, 1999, 2000, 2001 and 2002, we had working capital (deficits) of $(1,089,000), $6,113,000, $(1,348,000), $(535,000) and $(1,238,000)
respectively. We generated revenues of $155,000, $414,000, $1,602,000, $1,336,000 and $1,104,000 for the years ended December 31, 1998, 1999, 2000,
2001 and 2002, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--In General."

THREE CUSTOMERS GENERATED A SIGNIFICANT SHARE OF OUR REVENUES AND WE ENTERED INTO AGREEMENTS IN 2001 AND 2002 WHICH WILL HAVE A NEGATIVE IMPACT ON OUR NEAR TERM REVENUES

Revenues received from three customers represented a significant portion of our total revenues during the last three years. Revenues received from one customer and clearinghouse partner who acquired certain of our business assets in September 2002 represented 23% and 9% of our revenues for 2002 and 2001, respectively, and revenues from another customer represented 9% of our 2002 revenues. Revenues received from McKesson represented 27% and 47% of 2001 and 2000 revenues, respectively.

In April 2001, we entered into a new agreement with McKesson that supersedes an agreement under which the majority of the revenues from the customer was earned. The new agreement eliminates further payments for software development, software license, and dedicated support services, which accounted for nearly all of the revenues from this customer recognized during 2000 and 2001. The new agreement has had a material effect in 2002 and will have a material effect on our near term financial results. The nature of all future cash payments to be received pursuant to the new agreement are dependent on the volume of services provided.

In September 2002, we sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and the related revenue streams thereunder , which generated 76%, 71% and 57% of our total revenues for 2002, 2001 and 2000, respectively, to a customer and clearinghouse partner. At the same time, we also entered into an agreement with the acquirer granting it a limited, non-exclusive license to use our software to service certain of their customers, including the Assigned Contracts. We are entitled to receive fees under the agreement; however, it is unlikely that the fees will generate revenues equivalent to the Assigned Contracts in the near term. The transaction will, therefore, have a material effect on our near term financial results.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through April 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:

o significantly reduce operating expenses to a point which would be detrimental to business operations,

o  curtail research and development activities and marketing efforts,

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

BECAUSE WE HAVE BEEN IN BUSINESS FOR A LIMITED PERIOD OF TIME, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

We have a limited operating history upon which you may base an evaluation of us and determine our prospects for achieving our intended business objectives. We are prone to all of the risks inherent to the establishment of any new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. From March 1997 until September 2002, we operated as a full service clearinghouse serving primarily healthcare providers. In September 2002, we sold our healthcare provider clearinghouse service contracts to a strategic partner to generate cash, simplify our operations, and focus our attention on the payer market. We endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We have recently changed our sales and marketing strategy. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our limited operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:

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

o our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

o the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,

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

OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS

We have recently modified our marketing strategy from heavy reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to payers and healthcare providers to a two-fold approach that also includes a direct sales and marketing campaign to the PPO, HMO, TDA and Medical Insurance Carrier marketplace. To penetrate our market we will have to exert significant efforts and devote material resources to create awareness of and demand for our products and services. No assurance can be given that our strategic partners will devote significant efforts and resources to, and be successful in, these marketing services or that they will result in material sales of our products and services. No representation can be made that our strategy will prove successful or that we will have adequate resources to support direct marketing of our products and services. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services will have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") contains provisions which require us to modify our software application to be in compliance. The required modifications may prove to be very costly and disrupt our ability to allocate resources to other business activities. If we are unable to complete the required modifications prior to compliance deadlines, our ability to operate in the healthcare industry would be severely restricted.

BECAUSE WE DEPEND UPON ONLY TWO SITES FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS

Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, TX. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Further, we maintain redundant systems at a separate facility for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, terrorist attacks, and similar events. Our proprietary software serving our largest customer currently resides solely on the customer's servers, in which case we are reliant on the customer to ensure a secure, efficient and uninterrupted operation of computer and communication systems. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our senior management currently consists of Don Crosbie, our President and Chief Executive Officer, and Paul Miller, our Chief Financial Officer. We have undergone a number of staffing reductions since June 2000, requiring remaining employees to handle an increasingly large and more diverse amount of responsibility. Any expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected.

BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL

We currently depend upon the efforts and abilities of our senior executives currently comprising of Don Crosbie, our President and Chief Executive Officer, Paul Miller, our Chief Financial Officer and two other key personnel, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives. In addition, we do not have employment agreements with any of our senior executives or key personnel.

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

ISSUANCE OF NEW SERIES OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES

We may be required to issue a new series of preferred stock for continued funding of operations. The issuance of any new series of preferred stock could materially adversely affect the rights of holders of shares of our common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, thereby preserving our control by the current stockholders.

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


The development of our Web site and other proprietary technology will involve significant technical and business risks and require material financial commitment. We may not be able to adapt successfully to such demands. Our failure to respond in a timely manner to changing market conditions or customer requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE HAVE NOT COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

Based on total assets and annual revenues for the fiscal year ended in 2002, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any
market in which we co   nduct or may conduct operations.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS

We are not currently subject to direct regulation by any government agency other than laws or regulations applicable to electronic commerce, but we process information which, by law, must remain confidential. The U.S. Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We must operate in compliance  in  all  material  respects  with  these  requirements.  Due  to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws to impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy, and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition, and results of operations.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE

The market price of our common stock has experienced, and may continue to experience, significant volatility. Our operating results, announcements by us or our competitors regarding acquisitions or dispositions, new procedures or technology, changes in general conditions in the economy, and general market conditions have caused and could in the future cause the market price of our common stock to fluctuate substantially. The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' common stock and have often been unrelated to the operating performance of these companies.

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD; OUR COMMON STOCK IS SUBJECT TO "PENNY STOCK" RULES

Since the opening of trading on March 6, 2002, our common stock has been trading in the over-the-counter market on the OTC Bulletin Board ("OTCBB") established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what are commonly referred to as the "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

As a result and the fact that our common stock trades below $5.00 per share, our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers as defined under applicable rules and institutional accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As a result, delisting could materially adversely affect the ability of broker-dealers to sell our common stock and the ability of purchasers of our stock to sell their shares in the secondary market.

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

ITEM 2. PROPERTIES

We currently lease 6,061 square feet of office space at a rent of approximately $9,400 per month, at 12801 North Central Expressway, Suite 1515, Dallas, Texas 75243. The lease expires June 30, 2003. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize IBM Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24 hour per day, 7 day per week Network Operations Center at a cost of approximately $22,200 per month pursuant to an agreement expiring on July 31, 2005. Both our office lease and managed hosting agreement are under review for potential cost reduction.


ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any litigation proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com traded on the Nasdaq SmallCap Market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" for the period from April 6, 1999 to March 5, 2002. The Common Stock of Claimsnet.com has traded on the OTC Bulletin Board under the symbol "CLAI.OB" and on the Boston Stock Exchange under the trading symbol "CLAI" since March 6, 2002. The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq through March 5, 2002 and the high and low bid prices as reported by the National Association of Securities Dealer, Inc. Electronic Bulletin Board for the period from March 6, 2002 through December 31, 2002:

                                                         HIGH       LOW
                                                        ------     ------
        2001
        Three months ended March 31, 2001               $2.313     $1.063
        Three months ended June 30, 2001                 2.820      1.313
        Three months ended September 30, 2001            3.290      1.250
        Three months ended December 31, 2001             1.750      0.350

        2002
        January 1, 2002 to March 5, 2002                $0.980     $0.290
        March 6, 2002 to March 31, 2002                  0.420      0.200
        Three months ended June 30, 2002                 0.410      0.150
        Three months ended September 30, 2002            0.300      0.050
        Three months ended December 31, 2002             0.250      0.050

The high bid for the Common Stock on the OTCBB on March 20, 2003 was $0.13 per share. As of December 31, 2002, there were 83 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

In January, February and March 2003, we completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $189,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. The private placement included 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by National Financial Corporation and 500,000 shares of common stock plus warrants to acquire an additional 500,000 shares of common stock purchased by Elmira United, a 5% shareholder.

From June through December 2002, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007. The private placement included 1,750,000 shares of common stock plus warrants to acquire an additional 1,750,000 shares of common stock purchased by Elmira United.

In June 2002, we accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable to the Directors than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the determination of the committee of disinterested directors, we completed the private placement by issuing to the four Directors at a rate of $300 per share an aggregate of 167 shares of Series E Preferred Stock, convertible into 166,667 shares of common stock.

In May 2002, we completed the sale of 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share for net proceeds of $826,000. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, 565 shares of Series D Preferred Stock purchased by Mr. Dubach, 1,600 shares of Series D Preferred Stock purchased by Elmira United, a 5% stockholder, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, was the corporate secretary. Messrs. Michel and Black were elected Directors of the Company in February 2002.

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

Except as otherwise indicated, in each of the security issuances referenced above, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933 (the "Act"); none of the sales of securities involved the use of an underwriter or the payment of any commissions, and the proceeds were used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the foregoing transactions were exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that the investor is an "accredited investors," as defined in Rule 501 under the Act (some were existing stockholders at the time of such transaction). Each investor was afforded the right to conduct a complete due diligence review of us and the opportunity to ask questions of, and receive answers from, our management.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our consolidated financial statements. The financial statements as of, and for the years ended December 31, 1998 and 2002 have been audited by KBA Group LLP (formerly King Griffin & Adamson P.C), independent auditors. The financial statements as of, and for the years ended December 31, 2001, 2000 and 1999 have been audited by Ernst & Young LLP, independent auditors.

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this form 10-K.

                                                                        Year Ended December 31,
                                            --------------------------------------------------------------------------------
                                                2002             2001             2000             1999             1998
                                            ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS DATA:

Revenues                                    $  1,104,000     $  1,336,000     $  1,602,000     $    414,000     $    155,000
                                            ------------     ------------     ------------     ------------     ------------
Total operating expenses                       4,651,000        6,573,000       19,432,000        8,485,000        4,510,000
                                            ------------     ------------     ------------     ------------     ------------
Interest (expense) - affiliate                   (13,000)          (6,000)          (6,000)        (142,000)        (314,000)
Interest (expense) - bridge debt                    --               --               --           (967,000)            --
Interest (expense) - other                        (7,000)          (6,000)            --               --               --
Interest income                                     --             55,000          141,000          322,000            6,000
Gain on sale of business assets                  640,000             --               --               --               --
                                            ------------     ------------     ------------     ------------     ------------
Net loss                                    $ (2,927,000)    $ (5,194,000)    $(17,695,000)    $ (8,858,000)    $ (4,663,000)
                                            ============     ============     ============     ============     ============
Loss per weighted average common
  share outstanding (basic and diluted)     $       (.24)    $       (.52)    $      (2.16)    $      (1.52)    $      (1.41)
                                            ============     ============     ============     ============     ============
Weighted average common shares
 outstanding (basic and diluted)              12,241,000        9,999,000        8,174,000        5,811,000        3,309,000
                                            ============     ============     ============     ============     ============


                                                                               December 31,
                                              ----------------------------------------------------------------------------
 BALANCE SHEET DATA:                              2002            2001            2000            1999            1998
 -------------------                          -------------   -------------   -------------   -------------   ------------
 Current assets                               $     382,000   $     837,000   $   1,562,000   $   7,124,000   $    105,000
 Total assets                                       521,000       1,457,000       3,076,000       9,034,000      1,653,000
 Working capital (deficit)                       (1,238,000)       (535,000)     (1,348,000)      6,113,000     (1,089,000)
 Long-term debt                                      35,000               -               -               -      4,323,000
 Accumulated deficit                            (42,424,000)    (39,497,000)    (34,303,000)    (16,608,000)    (7,750,000)
 Stockholders' equity (deficit)                  (1,134,000)         85,000         166,000       7,971,000     (3,864,000)




QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------
                                                                      Quarters
                                   ---------------------------------------------------------------------------
                                      First          Second           Third          Fourth           Total
                                   -----------     -----------     -----------     -----------     -----------
FISCAL 2002
Revenues                           $   315,000     $   338,000     $   285,000     $   166,000     $ 1,104,000
Gross loss                            (245,000)       (125,000)       (161,000)        (98,000)       (629,000)
Net loss                            (1,102,000)       (740,000)        (22,000)     (1,063,000)     (2,927,000)
Basic loss per common share              (0.10)          (0.07)          (0.00)          (0.08)          (0.24)

FISCAL 2001
Revenues                           $   532,000     $   263,000     $   242,000     $   299,000     $ 1,336,000
Gross loss                            (378,000)       (302,000)       (382,000)       (207,000)     (1,269,000)
Net loss                            (1,316,000)     (1,406,000)     (1,345,000)     (1,127,000)     (5,194,000)
Basic loss per common share              (0.15)          (0.14)          (0.13)          (0.10)          (0.52)


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

IN GENERAL

As of December 31, 2002, we had a working capital deficit of $(1,238,000) and stockholders' deficit of $(1,134,000). We generated revenues of $1,104,000 for the year ended December 31, 2002, $1,336,000 for the year ended December 31, 2001,and $1,602,000 for the year ended December 31, 2000. We have incurred net losses since inception and had an accumulated deficit of $(42,424,000) at December 31, 2002. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2002, net cash used in operating activities was $2,422,000.

We have only been in operation since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased for the year ended December 31, 2002 due to staffing and other cost reductions. Further expense reductions were effected at the beginning of 2003. In 2002 we recognized a significant gain on sale of certain business assets. Our operating expenses for the year ended December 31, 2001 included a significant one-time, non-recurring expense due to write off of unamortized development costs and warrants, net of revenues from amendment of the Development and Services Agreement with McKesson. Our operating expenses for the year ended December 31, 2000 included significant costs associated with the asset acquisition of HECOM. Accordingly, we believe that, at our current stage of operations, period to period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

During 2002, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007.

In October 2002, we hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, and vest 50% in October 2003 and fully in October 2004.

In October 2002, we issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, were fully vested on the date of grant, expire in September 2007, and become exercisable 50% in September 2003 and fully in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense is being recognized ratably over the term of the service agreement, October 1, 2002 through December 31, 2004.

In June 2002, we accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the determination of the committee of disinterested directors, we completed the private placement by the issuance to the four Directors of an aggregate of 167 shares of Series E Preferred Stock at the rate of $300 per share convertible into an aggregate of 166,667 shares of common stock.

In June 2002, we issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share and, as originally issued, were scheduled to expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of .566). The expense was recognized ratably over the service agreement, June 1, 2002 through August 31, 2002. In October 2002, we entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant under similar terms, except that the expiration date of the warrants was extended to June 2007. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized ratably over the service agreement, October 1, 2002 through December 31, 2002.

In May 2002, we completed the sale of 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share for net proceeds of $826,000.

In May 2002, upon election of a new non-employee director to the board, we granted ten year options exercisable for 5,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.30 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

In February 2002, upon election of two new non-employee directors to the board, we granted ten year options exercisable for 10,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.35 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

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

See Item 5, Recent Sale of Unregistered Securities, for information as to the sale in 2001 for aggregate net proceeds and services of $3,749,600 of an aggregate of 2,150,285 shares of common stock and 440 shares of Series C Preferred Stock which subsequently converted into 440,000 additional shares of common stock.

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

In June 2000, we granted certain employees ten year warrants to purchase 178,250 shares of common stock at a price of $3.00 per share, the market price on the date of grant. The warrants became fully exercisable in June 2001.

In May 2000, we sold at a price of $3.00 per share, 100,000 shares of common stock to American Medical Finance, Inc., the owner of record of 381,603 shares of common stock prior to the transaction. Bo W. Lycke, former Chairman of the Board, President and Chief Executive Officer of the Company, Robert H. Brown, Jr., a former Director of the Company, and Ward L. Bensen, a former Director of the Company, control 71.1%, 17.7%, and 11.2%, respectively, of the outstanding common stock of American Medical Finance, Inc. They held the foregoing positions with the Company at the time of the transaction.

In April 2000, we issued 1,200,000 shares of common stock (placed in escrow) valued at $6,376,000 to acquire certain assets from VHx Company. In December 2000, pursuant to provisions of the asset purchase agreement, we released 312,000 shares to VHx and withdrew from the escrow and returned to our treasury 888,000 shares at a value of $1,415,000, and we issued an additional 244,000 shares valued at $389,000 from treasury stock to JDH, a major creditor, in satisfaction of debt owed by VHx Company. In December 2001 we cancelled the shares held in treasury.

None of the above sales of securities involved the use of an underwriter and except as indicated no commissions were paid in connection with the sale of any securities. Except for the issuance of options under the referred to option plan, the certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that the offeree or investor is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated (some of whom were existing stockholders of us at the time of such transaction.) The shares subject to the options have been registered under the Act.

PLAN OF OPERATIONS

Our recently modified business strategy is as follows:

o to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
o    to market our  services  directly  to the payer  community  and its trading partners;
o to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO's, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;
o to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;
o to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and
o to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

We anticipate that our primary source of revenues will be revenue paid by payers and vendors for private-label or co-branded licenses and services. Historically, our primary source of revenues was fees paid by users for insurance claims and patient statement services, and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are anticipated to be technical and customer support, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions, including base level support. The customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer's systems. Customers pay transaction fees and pay time and materials charges for support above the base level and one customer paid monthly hosting fees for dedicated servers and databases until March 31, 2001. Customer agreements also may (i) provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and
(ii) have periodic license fees. We account for our service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. We do not segment these services and use the contractual allocation to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. We recognize service fees for transactions, above base support and monthly hosting as the services are performed.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUES

Revenues decreased 17% to $1,104,000 in 2002 from $1,336,000 in 2001. Revenues of $0 and $288,000, respectively, during 2002 and 2001 were related to software license and support revenue under the McKesson Development and Services Agreement. Revenues of $270,000 and $105,000, respectively, during 2002 and 2001, were generated by our significant payer and vendor clients. Revenues of $834,000 and $943,000, respectively during 2002 and 2001, were generated by our Internet-based healthcare provider clients, the majority of which revenue was sold in September 2002. Certain of our revenues are generated by our internet-based healthcare provider clients but received from our clearinghouse partners. Revenues received from one customer and clearinghouse partner who acquired certain of our business assets in September 2002 represented 23% and 9% of our revenues for 2002 and 2001, respectively, and revenues received from another customer represented 9% and 1% of our 2002 and 2001 revenues, respectively. Revenues received from McKesson represented 6% and 27% of our revenues for 2002 and 2001, respectively.

COST OF REVENUES

Cost of revenues were $1,733,000 in 2002 compared to $2,605,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $340,000 for the year ended December 31, 2002 compared with $336,000 for 2001, an increase of 1%. Third party transaction processing expenses were $355,000 in 2002 compared to $540,000 in 2001, representing a 34% decrease. Customer support operations expense decreased by 38% to $786,000 in 2002 from $1,130,000 in 2001. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Amortization of software and development project amortization was $250,000 in 2002 compared to $283,000 in 2001, representing a 12% decrease. This decrease reflects completion of software development amortization in 2002. Additionally, software development costs of $316,000 associated with the 1999 McKesson Development and Services agreement required a one-time write off to cost of revenues upon renegotiation of the contract during 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses were $252,000 in 2002, compared with $772,000 in 2001, representing a decrease of 67%. Research and development expenses are comprised of personnel costs and related expenses. Development efforts during 2002 were concentrated on enhancements to assure compliance with HIPPA requirements. Development efforts in 2002 of $344,000 were capitalized. In December 2002, we terminated the ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative in light of our change in business strategy. Therefore, we recognized a charge for in-process development impairment expense of $344,000. No costs were capitalized for development efforts during 2001.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $2,322,000 in 2002, compared with $3,196,000 in 2001, a decrease of 27%. The $874,000 decrease is primarily related to reduction in personnel expenses.

INTEREST (INCOME) EXPENSE

Interest expense was $20,000 for 2002 compared with $12,000 for 2001. Included in the 2002 expense was $13,000 related to interest on short-term notes payable to related parties. Included in the 2001 expense was $6,000 related to interest on short-term notes payable related parties. Interest expense of $4,000 in 2002 related to other notes payable. Interest of $3,000 and $6,000 respectively was paid to vendors in 2002 and 2001 for financing fees. Interest income of $55,000 was provided in 2001 from investment of cash and equivalents.

GAIN ON SALE OF BUSINESS ASSETS

In 2002 we sold certain business assets consisting primarily of customer contracts and the related revenue streams thereunder and recognized a gain of $640,000 on the sale.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

Revenues decreased 17% to $1,336,000 in 2001 from $1,602,000 in 2000. Revenues of $288,000 and $681,000, respectively, during 2001 and 2000 were related to software license and support revenue under the McKesson Development and Services Agreement. Revenues of $105,000 and $0, respectively, during 2001 and 2000 were generated by our significant payer and vendor clients. Revenues of $943,000 and $921,000, respectively during 2001 and 2000, were generated by our Internet-based healthcare provider clients. Increased revenues from internet-based clients are attributable to volume and pricing improvements. Revenues from then-recurring revenue sources for 2001, which represented 64% of total revenues, were comprised of $704,000 from transaction-based fees and $149,000 from subscription fees. Revenues from non-recurring sources, other than revenue related to the McKesson Development and Services Agreement, totaled $195,000 and were related to setup, support, and other fees. Revenues under the McKesson Development and Services Agreement accounted for approximately 22% of 2001 revenues versus 43% of 2000 revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2002 net cash used in operating activities of $2,422,000 was primarily attributable to an operating loss of $2,888,000, adjusted for a gain on sale of business assets of $640,000 and warrants issued for services of $36,000, offset in part by depreciation of $474,000, a charge for in-process development impairment expense of $344,000 and a change in working capital of $252,000.

For the year ended December 31, 2001 net cash used in operating activities of $4,243,000 was primarily attributable to an operating loss of $5,194,000 and change in working capital of $217,000, offset in part by depreciation of $599,000, non-cash amortizations and write offs of $470,000, and common stock issued for services of $99,000.

Net cash provided by investing activities was $281,000 in 2002, attributable to proceeds of $643,000 from the sale of assets, offset by $3,000 for the purchase of property and equipment and $344,000 for capitalized software development costs.

Net cash used by investing activities was $38,000 in 2001 compared to net cash provided by investing activities in 2000 of $380,000 and net cash used in investing activities in 1999 of $5,493,000. For 2001, cash was provided represented the proceeds of $11,000 from the sale of equipment and fixtures and cash used was due to the purchase of $49,000 of equipment and furniture.

Net cash provided by financing activities in 2002 was $1,763,000 as a result of the private placement of common and preferred stocks for net proceeds of $1,610,000 and proceeds of $610,000 from debt financing, offset by $457,000 used to repay debt.

Net cash used by investing activities was $38,000 in 2001, attributable to $49,000 for the purchase of property and equipment, offset by proceeds of $11,000 from the sale of property and equipment.

Net cash provided by financing activities in 2001 was $3,680,000 as a result of private placements of shares of common stock. A one-year loan in March 2001 from American Medical Finance, Inc., affiliated with certain officers and directors of the Company, in the amount of $400,000 bearing interest at 9.5% per annum was repaid in May 2001.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through April 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

In January, February and March 2003, we completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $189,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Below is an index of financial statements. The financial statements required by this item begin at page F-1 hereof.

                                                                         Page
                                                                         ----
 Independent Auditors' Report of KBA Group LLP                            F-1
 Independent Auditors' Report of Ernst & Young, LLP                       F-2
 Consolidated Balance Sheets - December 31, 2002 and 2001                 F-3
 Consolidated Statements of Operations for the Years Ended
      December 31, 2002, 2001 and 2000                                    F-4
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)
      for the Years Ended December 31, 2002, 2001 and 2000                F-5
 Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001 and 2000                                    F-6
 Notes to Consolidated Financial Statements                               F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Claimsnet.com, Inc.

     We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a negative capital position at December 31,2002. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company's near term capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


KBA Group LLP
Dallas, Texas
March 17, 2003

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, Inc.

     We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2001. Our audit also included the financial statement schedule listed at 15(b). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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


                                                         Ernst & Young LLP

Dallas, Texas
February 15, 2002,
except for Note A as to which the date is March 29, 2002

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                           December 31,
                                                                      ---------------------
                                                                        2002         2001
                                                                      --------     --------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                               $    153     $    531
   Accounts receivable, net of allowance for doubtful accounts
      of $33 and $35 in 2002 and 2001, respectively                        150          198
   Prepaid expenses and other current assets                                79          108
                                                                      --------     --------
         Total current assets                                              382          837

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                        1,685        1,822
   Software development costs                                            1,922        1,922
   Furniture and fixtures                                                  108          150
   Office equipment                                                         25           25
                                                                      --------     --------
                                                                         3,740        3,919
   Accumulated depreciation and amortization                            (3,601)      (3,299)
                                                                      --------     --------
         Total equipment, fixtures and software                            139          620
                                                                      --------     --------
TOTAL ASSETS                                                          $    521     $  1,457
                                                                      ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Notes payable to related parties - short term                           118         --
   Accounts payable                                                        486          298
   Accrued severance                                                       241           90
   Accrued acquisition costs                                               500          500
   Accrued payroll and other current liabilities                           228          467
   Deferred revenues                                                        47           17
                                                                      --------     --------
         Total current liabilities                                       1,620        1,372

LONG TERM LIABILITIES
   Notes payable to related parties - long term                             10         --
   Notes payable - long term                                                25         --
                                                                      --------     --------
         Total long term liabilities                                        35         --
                                                                      --------     --------
         Total liabilities                                               1,655        1,372

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, $.001 par value; 4,000,000 shares
     authorized, 3,471 and no shares issued and
     outstanding at December 31, 2002 and 2001,
     respectively (liquidation preference of $876)                        --           --
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 14,816,000 shares and 11,141,000 shares
     issued and outstanding as of December 31, 2002 and
     2001, respectively                                                     15           11
   Additional capital                                                   41,275       39,571
   Accumulated deficit                                                 (42,424)     (39,497)
                                                                      --------     --------
         Total stockholders' equity (deficit)                           (1,134)          85
                                                                      --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $    521     $  1,457
                                                                      ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                               Year Ended December 31,
                                                          ----------------------------------
                                                            2002         2001         2000
                                                          --------     --------     --------
REVENUES                                                  $  1,104     $  1,336     $  1,602

Cost of revenues                                             1,733        2,605        3,274
                                                          --------     --------     --------
Gross loss                                                    (629)      (1,269)      (1,672)
                                                          --------     --------     --------
OPERATING EXPENSES:
   Research and development                                    252          772        2,019
   Purchased research and development, write-off
     of purchased intangibles and other assets and
     impairment of in-process software development             344         --          8,430
   Amortization of intangibles                                --           --            412
   Selling, general and administrative                       2,322        3,196        5,297
                                                          --------     --------     --------
LOSS FROM OPERATIONS                                        (3,547)      (5,237)     (17,830)
                                                          --------     --------     --------
OTHER INCOME (EXPENSE)
   Interest expense-related parties                            (13)          (6)          (6)
   Interest expense-other                                       (7)          (6)        --
   Interest income                                            --             55          141
   Gain on sale of business assets                             640         --           --
                                                          --------     --------     --------
         Total other income (expense)                          620           43          135
                                                          --------     --------     --------

NET LOSS                                                  $ (2,927)    $ (5,194)    $(17,695)
                                                          ========     ========     ========

NET LOSS PER SHARE - BASIC AND DILUTED                    $  (0.24)    $  (0.52)    $  (2.16)
                                                          ========     ========     ========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (Basic and diluted)                          12,241        9,999        8,174
                                                          ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In Thousands)


                           Number of             Number of                                                       Total
                           Preferred              Common                       Deferred                      Stockholders'
                            Shares    Preferred   Shares    Common  Additional  Sales   Accumulated Treasury    Equity
                          Outstanding   Stock   Outstanding Stock    Capital   Discount   Deficit    Stock     (Deficit)
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------
Balances at January
1, 2000                         --         --        6,625  $   7   $  26,220  $(1,648) $  (16,608)     --   $      7,971

Sale of common stock            --         --        1,370      1       4,226     --          --        --          4,227

Issuance of common
stock for asset purchase        --         --        1,200      1       6,374     --          --        --          6,375

Return to treasury of
stock issued for asset
purchase                        --         --        (888)    --        --        --          --     (1,415)      (1,415)

Issuance from treasury
of common stock for
settlement of acquired
obligation                      --         --          244    --        --        --          --         389          389

Amortization of
deferred sales
discount                        --         --         --      --        --          314       --        --            314

Net loss                        --         --         --      --        --        --       (17,695)     --       (17,695)
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------
Balances at December
31, 2000                        --         --        8,551      9      36,820   (1,334)    (34,303)  (1,026)          166
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------

Sale of preferred
stock converted into
common stock                    --         --          660      1         462     --          --        --            463

Sale of common stock            --         --        1,914      1       3,216     --          --        --          3,217

Issuance of common
stock for services              --         --           16    --           42     --          --        --             42

Issuance of warrants
for services                    --         --         --      --           57     --          --        --             57

Cancellation of
treasury stock                  --         --         --      --      (1,026)     --          --       1,026        --

Write off unamortized
portion of deferred
sales discount                  --         --         --      --        --        1,334       --        --          1,334

Net loss                        --         --         --      --        --        --        (5,194)     --        (5,194)
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------
Balances at December
31, 2001                        --         --       11,141     11      39,571     --       (39,497)     --             85
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------

Sale of preferred
stock                              3       --         --      --          875     --          --        --            875

Sale of common stock            --         --        3,675      4         731     --          --        --            735

Issuance of warrants
and options for
services                        --         --         --      --           98     --          --        --             98

Net loss                        --         --         --      --        --        --        (2,927)     --        (2,927)
                          ----------- --------- ----------- ------  ---------- -------- ----------- -------- ------------

Balances at December
31, 2002                           3  $    --       14,816  $  15   $  41,275  $  --    $  (42,424) $   --   $    (1,134)
                          =========== ========= =========== ======  ========== ======== =========== ======== ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                      2002         2001         2000
                                                                    --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (2,927)    $ (5,194)    $(17,695)
   Adjustments to reconcile net loss to net cash
         used by operating activities:
     Depreciation and amortization                                       474          599          855
     Common stock and warrants issued for services                        98           99         --
     Provision for doubtful accounts                                       9           19           27
     Amortization of intangibles                                        --           --            412
     Purchased research and development and write off of
         purchased intangibles                                          --           --          8,415
     Write off deferred development costs and warrants,
         net of project revenue                                          344          356         --
     Gain on sale of business assets                                    (640)        --           --
     Loss on sale and write-off of property and equipment                 22           16           15
     Amortization of deferred sales discount                            --             79          313
   Changes in operating assets and liabilities, net of
       acquisitions:
     Accounts receivable                                                  39           90         (236)
     Prepaid expenses and other current assets                            29           15           51
     Accounts payable and accrued expenses                               (51)         (57)        (130)
     Accrued severance                                                   151         (273)         363
     Deferred revenues                                                    30            8        1,114
                                                                    --------     --------     --------
         Net cash used in operating activities                        (2,422)      (4,243)      (6,496)
                                                                    --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                          --           --          3,832
   Purchase of intangible assets and research and development           --           --         (2,978)
   Employee loan                                                        --           --             25
   Purchase of property and equipment                                    (18)         (49)        (499)
   Proceeds from sale of business assets                                 640         --           --
   Proceeds from sale of property and equipment                            3           11         --
   Capitalized cost of internal software development                    (344)        --           --
                                                                    --------     --------     --------
         Net cash (used in) provided by investing activities             281          (38)         380
                                                                    --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in notes                                                      25         --           --
   Increase in notes - related parties                                   585          400         --
   Payments of notes - related parties                                  (457)        (400)        --
   Proceeds from issuance of common and preferred stock                1,610        3,680        4,227
                                                                    --------     --------     --------
         Net cash provided by financing activities                     1,763        3,680        4,227
                                                                    --------     --------     --------
NET DECREASE IN CASH AND EQUIVALENTS                                    (378)        (601)      (1,889)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                  531        1,132        3,021
                                                                    --------     --------     --------
CASH AND EQUIVALENTS, END OF YEAR                                   $    153     $    531     $  1,132
                                                                    ========     ========     ========

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In Thousands)



                                                            Year Ended December 31,
                                                        -------------------------------
                                                         2002        2001        2000
                                                        -------     -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON CASH TRANSACTIONS:

Issuance of common stock for intangible assets
   and research and development                         $  --       $  --       $ 6,375
                                                        =======     =======     =======

Return to treasury of stock issued for asset
   purchase                                             $  --       $  --       $(1,415)
                                                        =======     =======     =======
Issuance of common stock for settlement of
   acquired obligation                                  $  --       $  --       $   389
                                                        =======     =======     =======

Cash paid for interest                                  $     9     $    12     $     6
                                                        =======     =======     =======

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

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

During 2000, the Company made private placements of 1,370,000 shares of common stock at prices between $3.00 and $3.50 per share. In April 2000, the Company formed a wholly owned subsidiary, HealthExchange.com (HECOM), to purchase certain research and development and other assets from VHx Company. (See Note
D).

During 2001, the Company sold 1,514,000 shares of common stock to McKesson Corporation ("McKesson") at $1.75 per share, sold 620,000 shares of common stock to other investors at prices between $0.70 and $1.75, sold 440 shares of Series C Preferred Stock to accredited investors at $700 per share which subsequently converted into 440,000 shares of common stock, and issued 16,000 shares of common stock in exchange for professional services rendered. In March 2001, the Company entered into a twelve-month loan agreement with American Medical Finance, Inc., a related party, in the amount of $400,000 bearing interest at 9.5% per annum which was repaid in April 2001.

During 2002, the Company sold 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share, sold 167 shares of Series E Preferred Stock, convertible into 166,667 shares of common stock, to directors of the Company at $300 per share, and sold 3,675,000 shares of common stock to accredited investors at $.20 per share. During 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp., a related party, and repaid an aggregate of $457,000 plus accrued interest at 9.5% thereon. The Company also borrowed $50,000 from an accredited investor and $50,000 from a director of the Company pursuant to unsecured short-term notes bearing interest at 9.5% and $35,000 from two accredited investors pursuant to unsecured long-term notes bearing interest at 8.0%. In September 2002, the Company sold certain assets that generated the majority of its then-recurring revenues. (See Note C).

The Company has generated losses since inception and has had negative cash flow from operations. Through 2002, the Company generated minimal revenues and relied on an initial public offering, private equity placements, unsecured debt, the sale of certain assets, and funding from a related party to fund its operations and development activities. In January, February and March 2003, the Company sold 950,000 shares of common stock for net proceeds of $189,000. The Company's business strategy and organization has been modified on several occasions to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through April 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Claimsnet.com and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company enters into services agreements with its customers to provide access to its software application for processing of customer transactions, including base level support. The Company operates the software application for all customers and the customers are not entitled to delivery of the

Company's software at any time during or at the end of the agreements. The customers either host the application on their own servers or access the Company's hosted software platform via the internet. Customers pay transaction fees and pay time and materials charges for support above the base level. Customer agreements also may (i) provide for development fees related to private labeling of the Company's software platform (i.e. access to the Company's servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and (ii) have periodic license fees. The Company accounts for its service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. The Company does not segment these services and use the contractual allocation to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. The Company recognizes service fees for transactions, above base support and monthly hosting as the services are performed.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs capitalized at December 31, 2002 and 2001 were $1,922,000. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of 3 years or the contractual term, as appropriate. Amortization was completed in year 2001 for all capitalized software development. Amortization expense related to internally developed software totaled $20,000 and $292,000 for 2001 and 2000, respectively.

In December 2002, the Company terminated the ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative in light of our change in business strategy. Therefore, in December 2002, the Company recognized a charge for in-process development impairment expense of $344,000.

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

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $224,000, $297,000 and $304,000 in 2002, 2001 and 2000, respectively.

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company applies Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No internal development costs were capitalized in 2002, 2001 or 2000. The software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $250,000, $282,000 and $258,000 in 2002, 2001 and 2000.

INTANGIBLE ASSETS

The purchase price of HECOM assets acquired from VHx Company in April 2000 (see Note D) was allocated to intangible assets and research and development based upon projected cash flows over the estimated useful lives of the assets, net of additional investment needs, and considering the stage of completion of software development projects. Intangible assets included trademarks and non-compete agreements. Initial results of the valuation valued intangibles at $3,700,000 and amortization commenced using straight-line method of depreciation, with a four year expected life. Amortization of $412,000 was recorded in 2000 prior to total impairment. Subsequent re-valuations, due to contractual and strategic revisions resulted in a charge for the full impairment of intangibles in 2000.

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

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents, representing convertible Preferred Stock, options and warrants totaling approximately 9,537,000 shares at December 31, 2002 are not included in the diluted loss per share as they would be antidilutive. As such, diluted and basic loss per share are the same.

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

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In  December  2002,  the FASB  issued  SFAS  148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not impact the Company's financial position or operations.

SFAS 123 requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, five to ten years; risk free rate of 2.5%; no dividends during the expected term; and a volatility of 2.8 for 2002, expected life, four years; risk free rate of 3.51% to 7.0%; no dividends during the expected term; and a volatility of 0.8 to 1.4 for 2001, and expected life, four years; risk free rate of 5.65% to 7.0%; no dividends during the expected term; and a volatility of 0.8 to 1.355 for 2000.

If the computed values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, net loss would have been:

                                                        Years Ended December 31,
                                                      2002       2001        2000
                                                     -------    -------     -------
 Net Loss (thousands)
     As reported                                     $ 2,927    $ 5,194     $17,695
     Add: Stock-based compensation expense
     determined under the fair value based method        368         91         469
     Pro forma                                         3,295      5,285      18,164

 Loss per share
     As reported                                     $  0.24    $  0.52     $  2.16
     Pro forma                                       $  0.25    $  0.53     $  2.22

SEGMENT REPORTING

The Company operated during all periods in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Revenues from three customers represented a significant portion of the Company's total revenues during the last three years. Revenues received from one customer and clearinghouse partner who acquired certain of the Company's business assets in September 2002 represented 23% and 9% of our revenues for 2002 and 2001, respectively, and revenues received from another customer represented 9% and 1%, respectively, of our 2002 and 2001 revenues. Revenues received from McKesson represented 27% and 47% of 2001 and 2000 revenues, respectively. The Company does not generally require collateral. Management provides an allowance for doubtful accounts which reflects its estimate of uncollectible receivables.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, financing operations, and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could vary from the estimates that were used.

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $20,000, $44,000 and $230,000 were incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

RECLASSIFICATION

Certain 2000 amounts have been reclassified to conform with the 2002 and 2001 presentation.

NOTE C--SALE OF ASSETS

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

NOTE D--HEALTHEXCHANGE ASSET ACQUISITION

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

One of the significant assets acquired, an agreement with John Deere Health ("JDH") for development of an Enterprise Care Management System, required the parties to negotiate mutually agreeable business terms for delivery of the system after acceptance of beta testing. The Company and JDH were unable to reach such an agreement. Additionally, the asset purchase agreement contained provisions related to the satisfaction of pre-existing financial obligations due to JDH by VHx within 180 days of the acquisition and also contained certain provisions in the event that such obligations were not satisfied by VHx. VHx was unable to satisfy the JDH obligations within the 180 days. As a result, the Company

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE D--HEALTHEXCHANGE ASSET ACQUISITION (CONTINUED)

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
                                                          ===========

NOTE E--INCOME TAXES

There was no provision or benefit for federal or state income taxes for the three years ended December 31, 2002.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE E--INCOME TAXES (CONTINUED)

                                                                   December 31,
                                                      2002             2001             2000
                                                  ------------     ------------     ------------
Benefit computed at federal statutory rate        $   (995,180)    $ (1,765,851)    $ (6,016,300)
Permanent differences                                   93,775           69,123           60,591
State income tax benefit, net of federal
     tax effect at state statutory rate                (83,419)        (148,214)        (520,249)
Increase in valuation reserve                          946,016        1,844,942        6,475,958
Other                                                   38,808             --               --
                                                  ------------     ------------     ------------
                                                  $       --       $       --       $       --
                                                  ============     ============     ============

The components of the deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                      2002             2001
                                                  ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                $ 15,335,262     $ 14,038,041
  Fixed assets                                            --            156,052
  Allowance for doubtful accounts                       12,898           12,940
Deferred revenue                                        17,504             --
Other                                                    2,211             --
                                                  ------------     ------------
Total deferred tax assets                           15,367,875       14,207,033
Valuation allowance for deferred tax assets        (15,153,049)     (14,207,033)
                                                  ------------     ------------
                                                       214,826             --
Deferred tax liabilities:
  Fixed assets                                        (214,826)            --
Deferred income tax assets, net of                        --               --
  deferred tax liabilities                        $       --       $       --
                                                  ============     ============

At December 31, 2002, the Company has approximately $42,000,000 of federal net operating loss carryforwards, which begin to expire in 2012.

As a result of stock issued during 2000, 2001 and 2002, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company's ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its deferred tax assets.

NOTE F--RELATED PARTY TRANSACTIONS

In August 2002, the Company entered into an unsecured loan agreement in the amount of $50,000 with a director of the Company. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. The note holder agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. The Company has not repaid the principal amount of the note or the accrued interest thereon.

In August 2002, the Company entered into an unsecured loan agreement in the amount of $50,000 with a 5% shareholder of the Company. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. The

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE F--RELATED PARTY TRANSACTIONS (CONTINUED)

note holder agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. The Company has not repaid the principal amount of the note or the accrued interest thereon.

In June 2002 the Company accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the determination of the committee of disinterested directors, the Company completed the private placement by issuing to the four directors an aggregate of 167 shares of Series E Preferred Stock at the rate of $300 per share for net proceeds of $50,000.

In February, March, April and June 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp., a related entity. In February, May, August and September 2002, the Company fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. An unpaid principal amount of $63,000 plus interest was due on September 30, 2002. National Financial Corp. agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand. In October and December 2002, upon the demand of National Financial Corp., the Company repaid the remaining principal on one note and partially repaid the remaining note in the aggregate amount of $45,000 plus accrued interest thereon. The outstanding $18,000 principal of the remaining note plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

In March 2001, the Company entered into a loan agreement in the amount of $400,000 with American Medical Finance, Inc., a related party. Principal and interest, at 9.5% per annum on the unpaid principal, was due in March 2002. In April 2001, the Company repaid the full amount of the note along with accrued interest thereon.

In 2000, American Medical Finance acquired 100,000 shares of common stock at $3.00 per share. In 2002, American Medical Finance transferred ownership of these and all previously acquired shares of the Company's common stock to National Financial Corporation. As a result, National Financial Corporation owns a total 482,000 shares of the Company's common stock or 4.3% of the outstanding shares at December 31, 2002.

NOTE G--STOCKHOLDERS' EQUITY

During 2002, the Company completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, the Company also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007.

In October 2002, the Company hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, and vest 50% in October 2003 and fully in October 2004.

In October 2002, the Company issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, were fully vested on the date of grant, expire in September 2007, and become exercisable 50% in September 2003 and fully in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized on the date of the grant.

In June 2002, the Company accepted non-revocable equity investments in the aggregate amount of $50,000 from four members of the Board of Directors on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the determination of the committee of disinterested directors, the Company completed the private placement by issuing to the four Directors an aggregate of 167 shares of Series E Convertible Redeemable Preferred Stock (the "Series E Preferred

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

Stock") at the rate of $300 per share. The Series E Preferred Stock was issued at a stated value of $300 per share. Each share of Series E Preferred Stock may be converted into 1,000 shares of common stock at the election of the holder. The Company has the right, but not the obligation, to redeem all or any portion of the Series E Preferred Stock in the event that the closing sale price of the Company's common stock exceeds $.60 for twenty of any thirty consecutive trading days. The Series E Preferred Stock does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company. Holders of the Series E Preferred Stock have the right to vote together with the holders of common stock on an as converted basis.

In June 2002, the Company issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share and, as originally issued, were scheduled to expire in June 2003. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of .566). The expense was recognized on the date of the grant. In October 2002, the Company entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant under similar terms, except that the expiration date of the warrants was extended to June 2007. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized on the date of the grant.

In May 2002, the Company completed the private placement of 3,304 shares of Series D Convertible Redeemable Preferred Stock (the "Series D Preferred Stock") to accredited investors at $250 per share for net proceeds of $826,000. The Series D Preferred Stock was issued at a stated value of $250 per share. Each share of Series D Preferred Stock may be converted into 1,000 shares of common stock at the election of the holder. The Company has the right, but not the obligation, to redeem all or any portion of the Series D Preferred Stock in the event that the closing sale price of the Company's common stock exceeds $.50 for twenty of any thirty consecutive trading days. The Series D Preferred Stock does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock on an as converted basis. A portion of the proceeds of the sale was used to repay $305,000 of short-term loans incurred in February and March 2002.

In May 2002, upon election of a new non-employee director to the board, the Company granted ten year options exercisable for 5,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.30 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

In April 2002 the Company negotiated a severance agreement with Bo W. Lycke, our former chief executive officer, pursuant to which the Company extended the exercise period for 250,000 stock options and warrants issued to Mr. Lycke in February 2002. The Company recorded a $51,000 expense related to the modification of exercise terms.

In February 2002, upon election of a new non-employee director to the board, the Company granted ten year options exercisable for 10,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.35 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

In February 2002, the Company granted employees the then remaining options to purchase 328,842 shares of common stock under its 1997 Stock Option Plan and warrants to purchase an additional 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise price of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vested 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

In January 2002, the Company granted employees options under its 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise price of $0.60 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vested 100% one year from the date of grant.

In December 2001, upon completion of our annual meeting, the Company granted ten year options exercisable for an aggregate of 25,000 shares of common stock under the Non-Employee Directors' Plan. The option exercise price of $0.50 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vested to the extent of 50% one year from the date of grant and will vest fully on the second anniversary of the date of grant.

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

In December 2001, the Company issued in a private placement to accredited investors 660,000 shares of common stock, including 440,000 shares resulting from the conversion of 440 shares of Series C 8% Convertible Redeemable Preferred Stock ("Series C Preferred Stock") at $0.70 per common share, for net proceeds of $462,000. The Series C Preferred Stock was issued at the stated value of $700 per share. No dividends accrued prior to March 31, 2002. Each share of Series C Preferred Stock was automatically convertible into 1,000 shares of common stock upon approval of the shareholders, which was received at the annual shareholders" meeting held on December 26, 2001. Holders of the Series C Preferred Stock have the right to vote together with the holders of common stock on an as converted basis.

In June 2001, the Company issued 16,000 shares of common stock valued at $42,000 to New York Capital AG in connection with an agreement for professional services to be rendered in 2001. The Company recognized expense of $42,000 for services rendered.

In April  2001,  the  Company  entered  into an  agreement  with  McKesson  that superseded its October 1999 agreement. Under the new agreement, McKesson acquired 1,514,285 shares of common stock at $1.75 per share, for net proceeds of $2,650,000, and paid a one-time fee of $200,000. The stock purchase warrant originally issued to McKesson in October 1999 was cancelled in April 2001. Additionally, the new agreement eliminated certain Claimsnet operating requirements to provide dedicated system hosting, operations, and support services, and eliminated future McKesson license and subscription fees. The new agreement retains provisions for the payment of transaction fees by McKesson and expands the scope of transactions that may be processed under the license and the scope of other business opportunities which the Company and McKesson may jointly pursue. No registration rights were granted to McKesson for the shares acquired. The Company received 27% or $366,000 of its 2001 revenues from McKesson, $288,000 of which was related to software license and support revenues under the McKesson Development and Services Agreement, and incurred $352,000 of expense for services provided by McKesson.

Pursuant to the October 1999 agreement, through March 31, 2001 the Company (a) received payments in the aggregate amount of $2,202,000 (of which approximately $1,200,000 was received in December 2000) related to development and license fee provisions, which were recorded as deferred revenue and were being accounted for by amortizing the total amount, received and to be received, of approximately $4,500,000 ratably over the expected contract life of 65 months, (b) expended $428,000 related to development and implementation costs, which was recorded as software development costs on the balance sheet, and was being amortized ratably over the expected contract period of 65 months, and (c)recorded in equity a capital contribution and an offsetting deferred sales discount in the amount of $1,700,000 for the imputed value of the warrant, which was being amortized ratably over the expected contract period of 65 months. As of March 31, 2001, the Company had amortized $1,187,000 of the deferred revenue into revenue, $112,000 of the deferred development costs into cost of revenues, and $445,000 of the deferred sales discount as a reduction of revenues, leaving balances of $1,015,000, $316,000 and $1,255,000, respectively. As of March 31, 2001, the
Company accrued the $200,000 payment, received in April 2001 in connection with the contract modification, as additional deferred revenue. As a result of the April 2001 modification of the October 1999 agreement with McKesson, as of March 31, 2001 the Company offset the remaining deferred sales discounts against the remaining deferred revenue. Although the new agreement with McKesson permits it to continue to use the software, which the Company had developed specifically to process its transactions, there was no requirement for McKesson to use the system and no ability to project future transaction revenues.

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

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

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

The following table summarizes the stock option activity under the two Plans related to the Company:

                                                                  PER SHARE EXERCISE       WEIGHTED AVERAGE
                                              NUMBER OF SHARES           PRICE              EXERCISE PRICE
                                              ----------------    ------------------       ----------------
 Outstanding options-December 31, 1999             519,750             7.00-8.80                  7.70
     Granted                                       220,000             2.38-8.00                  7.36
     Expired                                      (221,837)            7.00-8.00                  7.46
                                              ----------------    ------------------       ----------------
 Outstanding options-December 31, 2000             517,913             2.38-8.80                  7.66
     Granted                                       435,500             0.50-1.75                  1.21
     Expired                                      (273,813)            1.25-8.00                  6.20
                                              ----------------    ------------------       ----------------
 Outstanding options-December 31, 2001             679,600            $0.50-8.80                $ 4.11
     Granted                                       799,842             0.30-0.60                  0.49
     Expired                                      (418,875)            0.50-8.80                  1.96
                                              ----------------    ------------------       ----------------
 Outstanding options-December 31, 2002           1,060,567            $0.30-8.00                $ 2.23
                                              ================    ==================       ================
 Options exercisable-December 31, 2002             728,886            $0.35-8.00                $ 2.60
                                              ================    ==================       ================

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE G--STOCKHOLDERS' EQUITY (CONTINUED)

Outstanding options as of December 31, 2002, had a weighted average remaining contractual life of approximately 8.3 years and a weighted average fair value at issuance of $0.36 based on the Black-Scholes value method. No compensation expense has been recognized for options granted to employees in 2002. At December 31, 2002, options available for grant under the Company's 1997 Plan at December 31, 2002, were 369,625, and under the Company's Directors' Plan were 239,038.

The following table summarizes the warrant activity related to employee grants:

                                                                                       WEIGHTED
                                                NUMBER OF          PER SHARE           AVERAGE
                                                 SHARES          EXERCISE PRICE     EXERCISE PRICE
                                              --------------     --------------     --------------
  Outstanding warrants-January 1, 2000                 -               $ -                  $ -
      Granted                                    178,250              3.00                 3.00
      Expired                                   (33,800)              3.00                 3.00
                                              --------------     --------------     --------------
  Outstanding warrants-December 31, 2000         144,450              3.00                 3.00
      Granted                                          -                -                     -
      Expired                                   (51,200)              3.00                 3.00
                                              --------------     --------------     --------------
  Outstanding warrants-December 31, 2001          93,250              $3.00              $ 3.00
      Granted                                    453,203            0.20-0.35              0.28
      Expired                                   (87,226)            0.35-3.00              1.85
                                              --------------     --------------     --------------
  Outstanding warrants-December 31, 2002         459,227           $0.20-0.35            $ 0.54
                                              ==============     ==============     ==============
  Warrants exercisable-December 31, 2002         259,227           $0.35-3.00            $ 0.80
                                              ==============     ==============     ==============

Outstanding employee warrants as of December 31, 2002, had a weighted average contractual life of approximately 6.6 years and a weighted average fair value at issuance of $0.23 based on the Black-Scholes value method.

Approximately $98,000 of expense has been recognized in 2002 for options and warrants issued as consideration for services provided by non-employees.


NOTE H--NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTE PAYABLE

 The following is a summary of notes payable at December 31, 2002:

 Note payable to a Director.  Principal due
     on demand; unsecured.  Interest payable at 9.5%.                $  50,000
 Note payable to a 5% shareholder; unsecured.  Principal due
     on demand; unsecured.  Interest payable at 9.5%.                   50,000
 Note payable to NFC, a related party.  Principal due
     on demand; unsecured. Interest payable at 9.5%.                    18,066
 Note payable to a 5% shareholder. Principal due August 31,
     2005; unsecured.  Interest payable at 8%.                          10,000
 Note payable. Principal due August 31,
     2005; unsecured.  Interest payable at 8%                           25,000
                                                                     ---------
     Total                                                           $ 153,066
                                                                     =========

All unpaid interest has been accrued.

                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001, AND 2000

NOTE H--NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTE (CONTINUED)

The following are the maturities of notes payable for years ended December 31:

       2003                              $ 118,066
       2004                                      -
       2005                                 35,000

                                         ---------
       Total                             $ 153,066
                                         =========


NOTE I--COMMITMENTS AND CONTINGENCIES

The Company leases office space under a lease agreement that expires on June 30, 2003. Rent expense totaled $147,000, $184,000 and $492,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also leases servers and Web server management facilities under an agreement that expires in 2005. The Company's aggregate lease commitments are shown below.

                   2003             $  303,704
                   2004             $  247,704
                   2005             $  185,778

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. One such dispute relates to a $500,000 amount associated with the acquisition of HECOM assets in April 2000, which is accrued in current liabilities as of December 31, 2002. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE J--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. The Company has made no contributions to the plan through December 31, 2002.

NOTE K--FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.

NOTE L--SUBSEQUENT EVENTS

In January, February and March 2003, the Company completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $189,000. In connection with the private placement, the Company also issued warrants to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. The private placement included 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by National Financial Corporation and 500,000 shares of common stock plus warrants to acquire an additional 500,000 shares of common stock purchased by Elmira United.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 2003 we discontinued the engagement of Ernst & Young LLP, which served as our independent auditors since 1999. The report issued by Ernst & Young LLP on the financial statements for the year ended December 31, 2001 did not contain an adverse opinion nor a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. The report issued by Ernst & Young LLP on our financial statements for the year ended December 31, 2001 was modified to include an explanatory paragraph describing conditions that raised substantial doubt about our ability to continue as a going concern. Based on the recommendation of our Audit Committee of the Board of Directors, the Board approved the decision to change independent auditors. In connection with its audits for the years ended December 31, 2000 and 2001and through February 20, 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years or such interim periods. Ernst & Young LLP furnished us with a letter addressed to the Commission stating that it agrees with the above statements. A copy of such letter, dated February 26, 2003, is filed as Exhibit 1 to the Form 8-K, dated February 26, 2003.

We engaged King Griffin & Adamson P.C. as our new independent auditors as of February 20, 2003. Our Audit Committee approved the engagement. During the two most recent fiscal years and through February 20, 2003, we have not consulted with King Griffin & Adamson P.C. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(v) and (ii) of Regulation S-K. We allowed King Griffin & Adamson P.C. to review the aforementioned Form 8-K before it was filed with the Commission. King Griffin & Adamson, P.C. has not furnished us with a letter containing any new information, clarification, or disagreement with the information set forth herein.

On March 14, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity, KBA Group LLP, to be engaged as our independent public accountants. King Griffin & Adamson P.C. had not issued reports on our financial statements for any prior fiscal periods nor has King Griffin & Adamson P.C. completed any reviews of our interim financial statements since being engaged on February 20, 2003. From February 20, 2003, through March 14, 2003 there were no disagreements with King Griffin & Adamson P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of King Griffin & Adamson P.C., would have caused King Griffin & Adamson P.C. to make reference thereto for such interim periods. King Griffin & Adamson P.C. furnished us with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 14, 2003, is filed as Exhibit
16.1 to the Form 8-K, dated March 17, 2003.

Our Audit Committee approved the engagement of KBA Group LLP and we engaged KBA Group LLP as our new independent public accountants as of March 14, 2003. We allowed KBA Group LLP to review the aforementioned Form 8-K before it was filed with the Commission. King Griffin & Adamson P.C. has not furnished us with a clarification or disagreement with the information set forth herein.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

Our directors and executive officers, their ages, and their positions held with us are as follows:

 NAME                      AGE       POSITION
 ----                      ---       --------
 Don Crosbie                59       President, Chief Executive Officer,
                                       Chairman of the Board of Directors and
                                       Class I Director
 Paul W. Miller             46       Chief Operating Officer, Chief Financial
                                       Officer and Class II Director
 Alfred Dubach              55       Vice Chairman of the Board of Directors
                                       and Class I Director
 John C. Willems, III       47       Class II Director
 Jeffry M. Black            46       Class I Director
 Thomas Michel              51       Class II Director

The following is certain summary information with respect to our executive officers and directors.

DON CROSBIE joined us in October 2002 from Xactimed where he was President and CEO. Xactimed is a claims processing and clearinghouse company serving the hospital market. In the year he was at Xactimed the company experienced a dramatic turnaround, with revenue growing 150% over the prior year and an operating profit was achieved as compared to significant operating losses for the prior year. From September 2000 to July 2001, Mr. Crosbie served as CFO and President of North American Operations of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, including media gateways and 2 1/2 and 3 G wireless. He joined Blue Wave with a corporate strategic direction to identify and complete a sale of the company. This was accomplished in July 2001 with the sale of the company to Motorola for $125 million. From September 1999 to June 2000, Mr. Crosbie served as President, COO and CFO of Ypay.com, an internet start up company in the free ISP/media rich advertising space. From June 1997 to December 1998, Mr. Crosbie served as CEO of Rheumatology Research International, a Site Management Organization performing clinical trials for pharmaceutical and biotech companies in pre FDA approval trials for new arthritis drugs. Prior to Rheumatology Research International, Mr. Crosbie served as Founder, Chairman and CEO of ComVest Partners Inc., an institutional research boutique with an emphasis on networking, wireless, voice and remote access; and Executive Vice President and Chief Financial Officer of InterVoice Inc, a high technology provider of customized voice response systems.

PAUL W. MILLER, a Certified Public Accountant, has served as our Chief Financial Officer since November 1997, and our Chief Operating Officer since October 2000. From March 2002 to October 2002, Mr. Miller also served as our Chief Executive Officer. From September 1995 to October 1997, Mr. Miller served as Chief Financial Officer and Vice President of Quality Management Services for Sweetwater Health Enterprises, Inc., a NCQA accredited credentials verification organization and commercial software firm serving the managed healthcare industry. From April 1991 to May 1995, Mr. Miller served as Chief Financial Officer and Secretary of Quantra Corporation, formerly, Melson Technologies, an information systems company serving the commercial real estate industry. From January 1984 to February 1991, Mr. Miller held a variety of financial and operations management positions in the independent clinical laboratory industry with SmithKline Beecham Clinical Laboratories, Inc. and Nichols Institute Laboratories North Texas, Ltd.

ALFRED DUBACH has served as the Vice Chairman of our board of directors since January 2002. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years. Since January 2002, Mr. Dubach has been an independent business consultant working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. From March 2001 to February 2002, Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland. CASH magazine voted Swissquote Bank the best Swiss online broker in Autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to that, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank).

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

In March 2002, Mr. Bo W. Lycke resigned as President and Chief Executive Officer and in October 2002 he resigned as Chairman of the Board of Directors and as a Director of our Company. In October 2002, Mr. Steve Hedlund resigned as a director of our Company. In January 2003, Ms. Patricia Davis, who had been our Senior Vice President of Sales, Marketing and Business Development, and Mr. Jeffrey P. Baird, who had been our Senior Vice President of Technology, left us as part of downsizing and reorganization. Messrs. Crosbie and Miller are our executive officers.

STRUCTURE OF THE BOARD OF DIRECTORS

The Board of Directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie, Dubach and Black, whose terms expire at the next annual meeting of stockholders, which is to be held in 2003. The Class II directors currently are Messrs. Miller, Willems, and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the Board to fill a vacancy, in which case, the director's term expires at the next annual meeting of stockholders.

There are no family relationships among our directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2002, 2001, and 2000 by the chief executive officer and each of the other most highly compensated executive officers of our Company who received compensation of at least $100,000 during the year ended December 31, 2002.

                                            SUMMARY COMPENSATION TABLE
                                               ANNUAL COMPENSATION
                                                                                      SECURITIES
                                                                                      UNDERLYING
                                                                                       OPTIONS/         OTHER
NAME AND PRINCIPAL POSITION                         YEAR      SALARY       BONUS       WARRANTS      COMPENSATION
---------------------------------------------       ----     --------     -------     ----------     ------------
Don Crosbie(1).                                     2002     $ 21,538           -        200,000               -
  President and Chief Executive Officer

Paul W. Miller                                      2002      124,231           -        189,285               -
  Chief Operating Officer and Chief                 2001      153,173      35,742         50,000               -
   Financial Officer                                2000      130,192       7,723         12,000               -

Bo W. Lycke(2)                                      2002       56,827           -        324,000         111,343
 Formerly Chairman of the Board of Directors,       2001      267,500           -         75,000               -
  President and Chief Executive Officer             2000      263,173      11,891         22,500               -

Patricia Davis(3)                                   2002      127,861           -        107,143               -
  Formerly Senior Vice President of Sales,          2001      143,173      11,029         50,000               -
  Marketing and Business Development                2000      109,680       3,482         12,000               -

Jeffrey P. Baird(4)                                 2002      131,923           -        107,143               -
  Formerly Senior Vice President of                 2001       67,308      16,381              -               -
  Technology

(1)      Mr. Crosbie joined us in October 2002.
(2) Mr. Lycke resigned from his position as President and Chief Executive Officer in March 2002. Other compensation is comprised of cash payments due pursuant to a severance agreement entered into with Mr. Lycke, of which payments aggregating $38,891 have been paid to Mr. Lycke and payments aggregating $72,451 are delinquent.
(3)      Mrs. Davis ceased being employed by us in January 2003.
(4) Mr. Baird joined us in June 2001 and ceased being employed by us in January 2003.

The following table provides information on the value of each of the named executive officers' options at December 31, 2002:

FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                                       NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED     IN THE MONEY OPTIONS/
                                                        OPTIONS/WARRANTS AT           WARRANTS AT
                           SHARES                      DECEMBER 31, 2002 (#)     DECEMBER 31, 2002 ($)
                          ACQUIRED        VALUE       ----------------------
                         ON EXERCISE     REALIZED          EXERCISABLE/               EXERCISABLE/
 NAME                        (#)           ($)            UNEXERCISABLE              UNEXERCISABLE
 -------------------     -----------     --------     ----------------------     ---------------------
 Don Crosbie                 --             --                -- / 200,000              -- / 8,000
 Bo W. Lycke                 --             --           250,000 / --                   -- / --
 Paul W. Miller              --             --           213,785 / 87,500               -- / --
 Patricia Davis              --             --           125,143 / 52,000               -- / --
 Jeffrey P. Baird            --             --            57,143 / 50,000               -- / --

All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.

The value of unexercised in the money warrants for Mr. Crosbie was calculated based on the closing price of our common stock on December 31, 2002, $.24. All other stock options and warrants for the named executive officers contain exercise prices greater than $.24.

DIRECTOR COMPENSATION

During the year ended December 31, 2002, directors received no compensation for their services other than reimbursement of expenses relating to attending meetings of the board of directors.

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

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan. As of December 31, 2002 there were outstanding options to purchase an aggregate of 122,500 shares at exercise prices ranging from $.30 to $8.00 per share.

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

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent exercisable at the time of termination, unless otherwise determined by the board of directors. Upon termination of employment of an optionee by reason of death or permanent and total disability, the optionee's incentive stock options remain exercisable for one year to the extent the options were exercisable on the date of such termination. Options may not be granted under the 1997 Plan beyond a date ten years from the effective date of the 1997 Plan. Subject to some exceptions, holders of incentive stock options granted under the 1997 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 1997 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1997 Plan.

The following table summarizes the stock option activity under the 1997 Plan and the Directors' Plan through December 31, 2002 (none of the options granted have been exercised):

                                                                PER SHARE EXERCISE       WEIGHTED AVERAGE
                                           NUMBER OF SHARES           PRICE               EXERCISE PRICE
                                           ----------------     ------------------       ----------------
 Outstanding options-January 1, 1999                  -            $        -                $    -
     Granted                                    562,500             7.00-8.80                  7.73
     Expired                                   (42,750)               8.00                     8.00
                                           ----------------     ------------------       ----------------
 Outstanding options-December 31, 1999          519,750             7.00-8.80                  7.70
     Granted                                    220,000             2.38-8.00                  7.36
     Expired                                  (221,837)             7.00-8.00                  7.46
                                           ----------------     ------------------       ----------------
 Outstanding options-December 31, 2000          517,913             2.38-8.80                  7.66
     Granted                                    435,500             0.50-1.75                  1.21
     Expired                                  (273,813)             1.25-8.00                  6.20
                                           ----------------     ------------------       ----------------
 Outstanding options-December 31, 2001          679,600            $0.50-8.80                $ 4.11
     Granted                                    799,842             0.30-0.60                  0.49
     Expired                                  (418,875)             0.50-8.80                  1.96
                                           ----------------     ------------------       ----------------
 Outstanding options-December 31, 2002        1,060,567            $0.30-8.00                $ 2.23
                                           ================     ==================       ================
 Options exercisable-December 31, 2002          728,886            $0.35-8.00                $ 2.60
                                           ================     ==================       ================

Outstanding options as of December 31, 2002, had a weighted average remaining contractual life of approximately 8.3 years and a weighted average fair value at issuance of $0.36 based on the Black-Scholes value method.


WARRANTS

The Company has from time to time, issued warrants to its employees and directors.

The following table summarizes the warrant activity related to employee grants:

                                                                       PER SHARE EXERCISE     WEIGHTED AVERAGE
                                                  NUMBER OF SHARES           PRICE             EXERCISE PRICE
                                                  ----------------     ------------------     ----------------
 Outstanding warrants-January 1, 2000                        -              $   -                 $    -
     Granted                                           178,250               3.00                   3.00
     Expired                                          (33,800)               3.00                   3.00
                                                  ----------------     ------------------     ----------------
 Outstanding warrants-December 31, 2000                144,450               3.00                   3.00
     Granted                                                 -                 -                       -
     Expired                                          (51,200)               3.00                   3.00
                                                  ----------------     ------------------     ----------------
 Outstanding warrants-December 31, 2001                 93,250               $3.00                $ 3.00
     Granted                                           453,203             0.20-0.35                0.28
     Expired                                          (87,226)             0.35-3.00                1.85
                                                  ----------------     ------------------     ----------------
 Outstanding warrants-December 31, 2002                459,227            $0.20-0.35              $ 0.54
                                                  ================     ==================     ================
 Warrants exercisable-December 31, 2002                259,227            $0.35-3.00              $ 0.80
                                                  ================     ==================     ================

Outstanding employee warrants as of December 31, 2002, had a weighted average contractual life of approximately 6.6 years and a weighted average fair value at issuance of $0.23 based on the Black-Scholes value method.

No options or warrants were exercised during 2002. The following table sets forth information with respect to options and warrants granted during 2002 to the individuals set forth in the Summary Compensation Table above:

                                                         INDIVIDUAL GRANTS

                         Number of      % of Total                                         Potential Realizable
                        Securities     Options and                                        Value at Assumed Annual
                        Underlying       Warrants                                          Rates of Stock Price
                        Options and     Granted to      Exercise                          Appreciation for Option     Alternative
                         Warrants      Employees in      Price         Expiration           or Warrant Term (1)       Grant Date
 Name                     Granted       Fiscal Year    ($/Share)          Date               5%             10%        Value (2)
 ------------------     -----------    ------------    ---------    -----------------     --------       --------     -----------
 Don Crosbie              200,000          21.2%         $0.20       October 20, 2007     $ 25,156       $ 63,750         $   -

 Paul W. Miller           189,288          20.0        0.35-0.60     January 2, 2012-       53,456        135,468             -
                                                                    February 21, 2012

 Bo W. Lycke              325,000          34.4        0.35-0.60     January 2, 2012        83,329        211,171             -
                                                                    February 21, 2012

 Patricia Davis           107,143          11.3        0.35-0.60     January 2, 2012        31,445         79,687             -
                                                                    February 21, 2012

 Jeffrey P. Baird         107,143          11.3        0.35-0.60     January 2, 2012        31,445         79,687             -
                                                                    February 21, 2012

(1) In accordance with the rules of the Securities and Exchange Commission (the "Commission"), shown are the gains or "option or warrant spreads" that would exist for the options or warrants granted, based on the assumed rates of annually compounded stock price appreciation of 5% and 10%, respectively, from the date the option or warrant was granted over the full option or warrant term, without adjustment for the present valuation of such potential future option or warrant spread.

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

DIRECTORS' LIMITATION OF LIABILITY

Our certificate of incorporation and by-laws include provisions to (1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General Corporation Law, or for any transaction from which the director derived an improper personal benefit. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.

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

The following table sets forth, as of March 28, 2003,

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

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of March 28, 2003.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 12801 N. Central Expressway, Suite 1515, Dallas, Texas 75243.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

                                                                       SHARES BENEFICIALLY OWNED
                                                                ----------------------------------------
                                                                 Number of
                                                                   Shares                    Percent of
 Name and Address of                                            Beneficially    Percent of      Voting
 Beneficial Owner                Class of Security                 Owned         Class         Power
 ------------------------        ------------------------       ------------    ----------    ----------
 Don Crosbie                     Common Stock                             -         - %          - %

 Paul W. Miller (1)              Common Stock                       302,885         2.0          1.6

 Bo W. Lycke (2) (3)             Common Stock                     2,111,326        13.7         11.2
 4730 Melissa Ln.                Series E Preferred Stock            33.333        20.0            *
 Dallas, Texas 75229

 Patricia Davis (4)              Common Stock                       177,243         1.2            *
 1600 Thorntree Dr.
 Desoto, Texas 75115

 Jeffrey P. Baird (5)            Common Stock                       107,143           *            *
 1414 Kaitlyn Ln.
 Keller, Texas 76248

 John C. Willems, III (6)        Common Stock                        21,777           *            *

 Thomas Michel (7)               Common Stock                       162,500         1.1            *
                                 Series D Preferred Stock               100         3.0            *
                                 Series E Preferred Stock                50        30.0            *

 Jeffrey M. Black (8)            Common Stock                         2,500           *            *

 Alfred Dubach (9)               Common Stock                       617,500         4.0          3.3
                                 Series D Preferred Stock               565        17.1          3.0
                                 Series E Preferred Stock                50        30.0            *

 Robert H. Brown, Jr. (2) (10)   Common Stock                       892,354         5.8          4.7
 2727 N. Harwood, #1000
 Dallas, Texas 75201

                                                                       SHARES BENEFICIALLY OWNED
                                                                ----------------------------------------
                                                                 Number of
                                                                   Shares                    Percent of
 Name and Address of                                            Beneficially    Percent of      Voting
 Beneficial Owner                Class of Security                 Owned         Class         Power
 ------------------------        ------------------------       ------------    ----------    ----------
 Sture Hedlund (11)              Common Stock                        33,333           *            *
 Norrmalmstorg 14                Series E Preferred Stock            33.333        20.0            *
 S-11184 Stockholm
 Sweden

 McKesson Corporation            Common Stock                     1,514,285         9.8          8.0
 One Post Street
 San Francisco, CA 94104

 J. R. Schellenberg (2) (12)     Common Stock                     1,043,603         6.8          5.5
 Kohlrainstrasse 1               Series D Preferred Stock               120         3.6            *
 Kusnacht
 Switzerland CH-8700

 Elmira United (13)              Common Stock                     6,100,000        39.6         32.3
 Swiss Tower - 16th Floor        Series D Preferred Stock             1,600        48.4          8.5
 Panama
 Republic of Panama

 New York Ventures (14)          Common Stock                       620,000         4.0          3.3
 c/o BDO Visura                  Series D Preferred Stock               620        18.8          3.3
 Entfelderstrasse 1
 CH-5001 Aarau

 All our directors and           Common Stock                     1,107,162         7.2          5.9
 executive officers as a         Series D Preferred Stock               665        20.1          3.5
 group (6 persons) (15)          Series E Preferred Stock               100        60.0            *

*    Less than one percent.
(1) Consists of 1,600 shares of common stock owned of record by Mr. Miller and 301,285 shares which Mr. Miller has the right to acquire upon exercise of options or warrants.
(2) Includes 581,603 shares of common stock owned of record by National Financial Corporation. Messrs. Lycke, Bensen and Brown own 71.1%, 11.2% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Bensen, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.
(3) Common Stock consists of 1,246,390 shares of common stock owned of record by Mr. Lycke, 33,333 shares which may be issued to Mr. Lycke upon conversion of preferred stock, 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 581,603 shares of Common Stock owned of record by National Financial Corporation.
(4) Consists of 100 shares of common stock owned of record by Ms. Davis and 177,243 shares which Ms. Davis has the right to acquire upon exercise of options or warrants.
(5) Consists of 107,143 shares which Mr. Baird has the right to acquire upon exercise of options or warrants.
(6) Consists of 9,277 shares of common stock owned of record by Mr. Willems and 12,500 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.
(7) Common Stock consists of 110,000 shares of common stock owned of record by Mr. Michel, 50,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 2,500 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.
(8) Consists of 2,500 shares which Mr. Black has the right to acquire upon exercise of options or warrants.
(9) Common Stock consists of 615,000 shares which may be issued to Mr. Dubach upon conversion of preferred stock, and 2,500 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.
(10) Consists of 310,751 shares of common stock owned of record by Mr. Brown and 581,603 shares of Common Stock owned of record by National Financial Corporation.
(11) Common Stock consists of 33,333 shares which may be issued to Hedlund upon conversion of preferred stock.
(12) Common Stock consists of 342,000 shares of common stock owned of record by Mr. Schellenberg, 120,000 shares which may be issued to Mr. Schellenberg upon conversion of preferred stock, and 581,603 shares of Common Stock owned of record by National Financial Corporation.

(13) Common Stock consists of 2,250,000 shares of common stock owned of record by Elmira United, 1,600,000 shares which may be issued to Elmira United upon conversion of preferred stock, and 2,250,000 shares which Elmira United has the right to acquire upon exercise of options or warrants.
(14) Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.
(15) Includes an aggregate of 321,285 shares which they have a right to acquire upon exercise of options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, formerly our Chairman of the Board, President and Chief Executive Officer, Ward L. Bensen, a former Director, and Robert H. Brown, Jr., a former Director, are, respectively, the Chairman of the Board, a Director and Senior Vice President and a Director, and owners, respectively, of 71.1%, 11.2%, and 17.7% of the outstanding capital stock of American Medical Finance.

Messrs.  Lycke, Bensen and Brown are owners,  respectively,  of 71.1%, 11.1, and
17.8 of the outstanding capital stock of National Financial Corporation.

In February, March, April and June 2002, we borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp. In February, May, August and September 2002, we fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. The unpaid principal amount of $63,000 plus interest was due on September 30, 2002. National Financial Corp. agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand. In October and December 2002, upon the demand of National Financial Corp., we repaid the remaining principal on one note and partially repaid the remaining note in the aggregate amount of $45,000 plus accrued interest thereon. The $18,000 principal balance of the remaining note plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

In May 2002, we completed the private placement of 3,304 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $826,000. Each share of Series D Preferred Stock has a stated value of $250 per share, a liquidation preference over holders of common stock, does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company, and is convertible into 1,000 shares of common stock at a stated value of $0.25 per share at the election of the holder. We have the right to initiate redemption of the Series D Preferred Stock at the stated value in the event that the average high and low bid price of our common stock exceeds $.50 for 20 of any 30 consecutive trading days. If we initiate redemption proceedings, the holders may elect to convert to common shares prior to the redemption date. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock on an as converted basis. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, 565 shares of Series D Preferred Stock purchased by Mr. Dubach, 1,600 shares of Series D Preferred Stock purchased by Elmira United, a 5% stockholder, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, was the corporate secretary. Messrs. Michel and Black were elected Directors of the Company in February 2002.

In June 2002, we accepted non-revocable equity investments in the aggregate amount of $50,000 from Messrs. Michel, Dubach, Lycke and Hedlund, four of our Directors, on terms to be set by a committee of disinterested directors, such terms to be no more favorable than those which would have been negotiated at arms length with unaffiliated third parties. Funds received were recorded as a current liability until the equity investment terms were finalized. In October 2002, based upon the determination of the committee of disinterested directors, we completed the private placement by issuing to the four Directors an aggregate of 167 shares of Series E Preferred Stock at the rate of $300 per share. The Series E Preferred Stock was issued at a stated value of $300 per share. Each share of Series E Preferred Stock may be converted into 1,000 shares of common stock at the election of the holder. We have has the right, but not the obligation, to redeem all or any portion of the Series E Preferred Stock in the event that the closing sale price of our common stock exceeds $.60 for twenty of any thirty consecutive trading days. The Series E Preferred Stock does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company. Holders of the Series E Preferred Stock have the right to vote together with the holders of common stock on an as converted basis.

In August 2002, we borrowed $50,000 from Mr. Michel. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. Mr. Michel agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. We have not repaid the principal amount of the note or the accrued interest thereon.

In August 2002, we borrowed $50,000 from Mr. Schellenberg. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. Mr. Schellenberg agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. We have not repaid the principal amount of the note or the accrued interest thereon.

During 2002, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007. The private placement included 1,750,000 shares of common stock plus warrants to acquire an additional 1,750,000 shares of common stock purchased by Elmira United, a 5% stockholder.

In January, February and March 2003, we completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $190,000 ($189,000 net). In connection with the private placement, we also issued warrants to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. The private placement included 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by National Financial Corporation and 500,000 shares of common stock plus warrants to acquire an additional 500,000 shares of common stock purchased by Elmira United.

The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been and will be approved by a majority of our independent and disinterested directors.

ITEM 14. CONTROLS AND PROCEDURES.

Within the 90 days prior to this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The following documents are filed as part of this report:

a) Consolidated Financial Statements: See Index to Consolidated Financial Statements included herein in Part II, Item 8 of this report.

b) Financial Statement Schedule: See page 45 of this report for Schedule II - Valuation and Qualifying Accounts. All other schedules for which provision is made in the applicable accounting regulation of the Securities an Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The following exhibits are filed herewith or are incorporated herein by reference:

2.1(1) Asset purchase agreement, dated as of March 23, 2000, related to the acquisition of VHX.

3.1(2)      Certificate of Incorporation

3.1(a)(2)   Form of Certificate of Amendment to Certificate of Incorporation

3.1(b)(6)   Certificate of Designation of Series A Preferred Stock

3.1(c)(6)   Certificate of Designation of Series B Preferred Stock

3.1(d)(6)   Certificate of Designation of Series C Preferred Stock

3.1(e)(6)   Certificate of Designation of Series D Preferred Stock

3.1(f)      Certificate of Designation of Series E Preferred Stock

3.2(2)      Bylaws, as amended

4.1(2)      Form of warrant issued to Cruttenden Roth Inc.

4.2(2)      Form of Common Stock Certificate

4.3(a)(6)   Forms of Warrant issued to Jeff Baird

4.3(b)(6)   Forms of Warrant issued to Patricia Davis

4.3(c)(6)   Forms of Warrant issued to Bo W. Lycke

4.3(d)(6)   Forms of Warrant issued to Paul W. Miller

4.3(e)      Forms of Warrant issued to Don Crosbie

10.1(2)     Employment   Agreement,   dated  as  of  April   8,   1997   between
            Claimsnet.com inc. and Bo W. Lycke

10.1(a)(6)  Severance Agreement dated April 8, 2002 between Claimsnet.com and Bo
            W. Lycke

10.2(2)     1997 Stock Option Plan, as amended through October 19, 2000

10.2(a)(3)  Amendment dated October 20, 2000 to 1997 Stock Option Plan

10.3(2)     Form of Indemnification Agreement

10.4(2) Agreement and Plan of Merger, dated June 2, 1997, among Claimsnet.com Inc. (formerly, American NET Claims), ANC Holdings, Inc., Medica Systems, Inc., and the stockholders of Medica Systems Inc.

10.5(4) Employment Agreement, dated as of September 17, 1996, between Claimsnet.com inc. and Terry A. Lee, as amended as of March 26, 1997, April 6, 1998 and June 7, 1999.

10.5(a)(5)  Severance Agreement with Mr. Lee

10.6(2) Service Agreement, dated August 5, 1997, between American Medical Finance and Claimsnet.com Inc.

10.7(2) Form of Agreement, dated September 14, 1998, between Claimsnet.com and BlueCross BlueShield of Louisiana

10.8(2)     Form of Non-Employee Director's Plan

10.9(2) Service Agreement, dated November 1998, between Claimsnet.com and Southern Medical Association.

10.10(4) Development and Services Agreement, dated October 27, 1999, between Claimsnet.com and McKesson HBOC, Inc.

10.10(a)(3) Agreement,  dated April 12, 2001, between Claimsnet.com and McKesson
            HBOC, Inc. superseding October 1999 Agreement.

10.11(3) Note dated March 9, 2001 between Claimsnet.com and American Medical Finance related to $400,000 loan.

10.12 Note dated February 1, 2002 between Claimsnet.com and National Financial Corporation related to $105,000 loan.

10.13 Note dated February 27, 2002 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.14 Note dated March 12, 2002 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.15 Note dated March 20, 2002 between Claimsnet.com and National Financial Corporation related to $85,000 loan.

10.16       Note  dated  April  8,  2002  between   Claimsnet.com  and  National
            Financial Corporation related to $25,000 loan.

10.17 Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.18 Note dated June 6, 2002 between Claimsnet.com and National Financial Corporation related to $60,000 loan.

10.19       Note  dated  August  1,  2002  between   Claimsnet.com   and  J.  R.
            Schellenberg related to $10,000 loan.

10.20 Note dated August 1, 2002 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.21(7) Note dated August 20, 2002 between Claimsnet.com and J. D. Stauffer related to $25,000 loan.

10.22(8) Asset Purchase Agreement dated September 11, 2002 by and between Claimsnet.com, Inc. and ProxyMed, Inc.

10.23(8) Affiliate and Partner Services and License Agreement dated September 11, 2002, by and between Claimsnet.com, Inc. and ProxyMed, Inc.

10.24(8) Form of Preferred Escrow Agreement by and among Claimsnet.com, Inc., ProxyMed, Inc. and DSI Technology Escrow Services, Inc.

16.1(2) Letter from King Griffin & Adamson P.C. as to change in certifying accountant to Ernst & Young LLP, dated August 16, 1999 and filed on Form 8K.

16.2(9) Letter from Ernst & Young LLP as to change in certifying accountant to King Griffin & Adamson P.C., dated February 26, 2003 and filed on Form 8K.

16.3(10) Letter from King Griffin & Adamson P.C. as to change in certifying accountant to KBA Group LLP, dated March 14, 2003 and filed on Form 8K.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 -------------------------------------------------------------------------------

(1) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K, dated March 23, 2000.

(2) Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

(3) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001.

(4) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 1999.

(5) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated June 28, 2000.

(6) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(7) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated September 4, 2002.

(8) Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 8-K dated September 17, 2002.

(9) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated February 26, 2003.

(10) Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 8-K dated March 17, 2002.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 2002, 2001, and 2000
                                 (In Thousands)

                                                                    Charge to Other
                                    Beginning of     Charge to         Accounts/                        End of
                                      Period         Operations       Adjustments       Deductions      Period
                                    ------------     ----------     ---------------     ----------     ---------
Allowance for doubtful accounts
    2002                             $     35        $       9         $   --            $   (11)      $     33
    2001                                   29               19             --                (13)            35
    2000                                   26               27             --                (24)            29

Valuation allowance for deferred
  tax assets                                             (1)
    2002                             $ 14,207        $     946         $   --            $    --       $ 15,153
    2001                               12,362            1,845             --                 --         14,207
    2000                                5,886            6,476             --                 --         12,362


(1) Offset to deferred tax benefit created primarily by net losses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:    /s/ Don Crosbie
       -----------------------------
       Don Crosbie
       President,
       Chief Executive Officer,
       Class I Director and
       Chairman of the Board on
       behalf of the Registrant


By:    /s/ Paul W. Miller
       ----------------------------
       Paul W. Miller
       Chief Operating Officer,
       Chief Financial Officer and
       Class II Director


By:    /s/ Alfred Dubach
       -----------------------------
       Alfred Dubach
       Class I Director and
       Vice Chairman of the Board


By:    /s/ John C. Willems, III
       -----------------------------
       John C. Willems, III
       Class II Director


By:    /s/ Thomas Michel
       -----------------------------
       Thomas Michel
       Class II Director


By:    /s/ Jeffrey M. Black
       -----------------------------
       Jeffrey M. Black
       Class I Director


March 31, 2003

                                  CERTIFICATION


     I, Don Crosbie, certify that:

     I have reviewed this annual report on Form 10-K of CLAIMSNET.COM INC.;

(1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(5) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Don Crosbie
     -----------------------
     Don Crosbie
     President and Chief Executive Officer
     March 31, 2003

                                  CERTIFICATION


     I, Paul W. Miller, certify that:

     I have reviewed this annual report on Form 10-K of CLAIMSNET.COM INC.;

(1) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(2) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(3) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)    presented  in  this  annual   report  our   conclusions   about  the
            effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(5) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     /s/ Paul W. Miller
     ------------------------
     Paul W. Miller
     Chief Operating Officer and Chief Financial Officer
     March 31, 2003