Form 10-Q
period 2003-03-31
CLAIMSNET COM INC
filed 2003-04-24
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 17,016,214 shares outstanding, Preferred Series D Stock, $.001 par value, 3,304 shares outstanding, and Preferred Series E Stock, $.001 par value, 167 shares outstanding as of April 21, 2003.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                  Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002

                  Notes to Condensed Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 4.   Controls and Procedures

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


PART I -- FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                 CLAIMSNET.COM INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except share data)
                                             (Unaudited)

                                                                               March 31,     December 31,
                                                                                 2003           2002
                                                                               ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                        $     52       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $34, respectively                                  122            150
   Prepaid expenses and other current assets                                         33             79
                                                                               ---------      ---------
     Total current assets                                                           207            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                 1,685          1,685
   Software development costs                                                     1,928          1,922
   Furniture and fixtures                                                           108            108
   Office equipment                                                                  25             25
                                                                               ---------      ---------
                                                                                  3,746          3,740
   Accumulated depreciation and amortization                                     (3,654)        (3,601)
                                                                               ---------      ---------
     Total equipment, fixtures and software                                          92            139
                                                                               ---------      ---------
TOTAL ASSETS                                                                   $    299       $    521
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                               $    118       $    118
   Accounts payable                                                                 514            486
   Accrued severance                                                                241            241
   Accrued acquisition costs                                                        500            500
   Accrued payroll and other current liabilities                                    141            228
   Deferred revenues                                                                 45             47
                                                                               ---------      ---------
     Total current liabilities                                                    1,559          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                      10             10
   Notes payable - long term                                                         25             25
                                                                               ---------      ---------
     Total long term liabilities                                                     35             35
                                                                               ---------      ---------
     Total liabilities                                                            1,594          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized
    3,471 shares issued and outstanding as of March 31, 2003
     and December 31, 2002, respectively (liquidation preference of $876)            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     15,766,000 shares and 14,816,000 shares issued as of March 31, 2003
     and December 31, 2002, respectively                                             16             15
   Additional capital                                                            41,461         41,275
   Accumulated deficit                                                          (42,772)       (42,424)
                                                                               ---------      ---------
     Total stockholders' deficit                                                 (1,295)        (1,134)
                                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    299       $    521
                                                                               =========      =========

                      See notes to condensed consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                          2003            2002
                                                        ---------      ---------
REVENUES                                                $    173       $    315

Cost of Revenues                                             232            560
                                                        ---------      ---------
Gross Loss                                                   (59)          (245)
                                                        ---------      ---------
OPERATING EXPENSES:
   Research and development                                   10             95
   Selling, general and administrative                       279            760
                                                        ---------      ---------
     Total operating expenses                                289            855
                                                        ---------      ---------

LOSS FROM OPERATIONS                                        (348)        (1,100)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                           4             --
   Interest expense - related parties                         (2)            (2)
   Interest expense - other                                   (2)            --
                                                        ---------      ---------
     Total other income (expense)                             --             (2)
                                                        ---------      ---------
NET LOSS                                                $   (348)      $ (1,102)
                                                        ---------      ---------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)           $  (0.02)      $  (0.10)
                                                        =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                      15,323         11,141
                                                        =========      =========

            See notes to condensed consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                             2003         2002
                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (348)     $(1,102)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                            53          139
       Stock options and warrants issued for services           --           50
       Gain on settlement of liabilities                        (4)          --
       Changes in operating assets and liabilities:
       Accounts receivable                                      28          (65)
       Prepaid expenses and other current assets                46           56
       Current liabilities                                     (57)          (5)
                                                           --------     --------
         Net cash used in operating activities                (282)        (927)
                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                        --          (10)
     Capitalized cost of software development                   (6)        (107)
                                                           --------     --------
       Net cash used in investing activities                    (6)        (117)
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable to affiliate                     --          390
     Payment of notes payable to affiliate                      --         (105)
     Proceeds from issuance of common stock                    187           --
     Proceeds from issuance of preferred stock                  --          276
                                                           --------     --------
       Net cash provided by financing activities               187          561
                                                           --------     --------
NET DECREASE IN CASH AND EQUIVALENTS                          (101)        (483)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      153          531
                                                           --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                        $    52      $    48
                                                           ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                     $    --      $     2
                                                           ========     ========

            See notes to condensed consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 1, 2003.

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through May 31, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3. SALE OF COMMON STOCK

         In January, February and March 2003, the Company completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $187,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by National Financial Corporation, a related party, and 500,000 shares of common stock plus warrants to acquire an additional 500,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company.

4. GAIN ON SETTLEMENT OF LIABILITIES

         During March and April 2003, the Company entered into settlement agreements with various creditors, contingent upon the Company making payment within ten days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The aggregate amount of the contingent agreements entered into required payments totaling $217,000 to settle certain accounts payable, accrued severance and accrued acquisition cost liabilities totaling $1,134,000. Payments totaling $1,000 pursuant to the agreements were made prior to March 31, 2003, resulting in a gain on settlement of liabilities totaling $4,000.

5. STOCK-BASED COMPENSATION

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

         SFAS 123 requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, five to ten years; risk free rate of 2.5%; no dividends during the expected term; and a volatility of 2.8 for 2002. No employee stock options were issued in the first quarter of 2003.

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net loss would have been as follows:

                                                            Three Months Ended
                                                                March 31,
                                                             2003        2002
                                                           --------     -------
         Loss from operations as reported (thousands)      $   348      $1,102

         Stock-based compensation expense:
              As reported                                       --          --
              Determined using the fair value method            --          92
                                                           --------     -------
         Pro forma loss from operations                    $   348      $1,194
                                                           ========     =======
         Loss per share (basic and diluted)
              As reported                                  $  0.02      $ 0.10
              Pro forma                                    $  0.02      $ 0.11

6. SUBSEQUENT EVENTS

         On April 7, 2003, Elmira United Corporation, a 5% shareholder of the Company, exercised a previously issued warrant to purchase 1,000,000 shares of the Company's common stock and tendered payment in the amount of $200,000.

         On April 14, 2003, the Company completed the private placement of 250,000 shares of common stock to Elmira United Corporation at $0.20 per share for net proceeds of $50,000. In connection with the private placement, the Company also issued warrants to Elmira United Corporation to purchase an aggregate of 250,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007.

         The Company used $217,000 of the proceeds from the above transactions to make payments pursuant to creditor agreements, as described in Note 4, resulting in an additional $913,000 gain on settlement of liabilities in April.

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

IN GENERAL

As of March 31, 2003, we had a working capital deficit of $(1,352,000) and stockholders' deficit of $(1,295,000). We generated revenues of $173,000 for the three months ended March 31, 2003 and $315,000 for the three months ended March 31, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,772,000) at March 31, 2003. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability.

We have only been in operation since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased for the year ended December 31, 2002 due to staffing and other cost reductions and further expense reductions were effected at the beginning of 2003. In 2002 we recognized a significant gain on sale of certain business assets and a significant one-time expense due to the impairment of in-process software development. The majority of our revenues in prior years were generated by contracts which have either terminated or were assigned through an asset sale in September 2002. Our operating expenses in prior years included a significant one-time charge related to termination of a business agreement and significant costs associated with an asset acquisition and the subsequent impairment of purchased assets. Accordingly, we believe that, at our current stage of operations, period to period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

During January, February and March 2003, we completed the private placement of 950,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $187,000. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 950,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 2007. These private placements included 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by National Financial Corporation, a related party, and 500,000 shares of common stock plus warrants to acquire an additional 500,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock.

On April 7, 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of our common stock and tendered payment in the amount of $200,000.

On April 14, 2003, we completed the private placement of 250,000 shares of common stock to Elmira United Corporation at $0.20 per share for net proceeds of $50,000. In connection with the private placement, we also issued warrants to Elmira United Corporation to purchase an aggregate of 250,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007.

The Company used $217,000 of the proceeds from the April 7, 2003 and April 14, 2003 transactions to make payments pursuant to creditor agreements, as described in Note 4 to the condensed consolidated financial statements.

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

We anticipate that our primary source of revenues will be fees paid by payers and vendors for private-label or co-branded licenses and services. Historically, our primary source of revenues was fees paid by users for insurance claims and patient statement services, and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are anticipated to be technical and customer support services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. No assurance can be given that our development and upgrading efforts will be successful. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and we hope will provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions, including base level support. The customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customers' systems. Customers pay transaction fees and pay time and materials charges for support above the base level. Customer agreements also may provide for (i) development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules, and (ii) periodic license fees. We account for our service agreements by combining the contractual revenues from development, license and support fees and recognizing the revenue ratably over the estimated period covered by the development and license. We do not segment these services and use the contractual allocation to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. We recognize service fees for transactions, above base support and monthly hosting as the services are performed.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Revenues in the three months ended March 31, 2003 (the "2003 first quarter") were $173,000 compared to $315,000 in the three months ended March 31, 2002 (the 2002 first quarter), representing a decrease of 45%. Revenues of $285,000 during the 2002 first quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 first quarter from recurring revenue sources totaled $152,000 and represented 88% of total revenues. Revenues from non-recurring sources totaled $21,000 and were related to implementation, development, support and other fees.

COST OF REVENUES

Cost of revenues in the 2003 first quarter was $232,000, compared with $560,000 in the 2002 first quarter, representing a decrease of 59%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $63,000 for the 2003 first quarter compared with $95,000 for the 2002 first quarter. Transaction processing expenses were $1,000 in the 2003 first quarter compared to $137,000 in the 2002 first quarter, nearly a 100% decrease. Customer support operations expense decreased by 47% to $137,000 in the 2003 first quarter from $257,000 in the 2002 first quarter. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 56% to $31,000 in the 2003 first quarter from $71,000 in the 2002 first quarter. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

OPERATING EXPENSES

Research and development expenses were $10,000 in 2003 first quarter, compared with $95,000 in the 2002 first quarter, representing a decrease of 89%. Research and development expenses are comprised of personnel costs and related expenses. Research and development efforts were substantially curtailed at the beginning of 2003, while the 2002 were related to continuous incremental enhancements to our proprietary software system. Software development expenses of $107,000 were capitalized during the 2002 first quarter for development efforts required to comply with provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In December 2002, we terminated the ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative and we recognized an impairment charge at that time. During the 2003 first quarter, we began development of the alternative HIPAA remediation project and capitalized $6,000 for development costs during the quarter.

Selling, general and administrative expenses were $279,000 in the 2003 first quarter, compared with $760,000 in the 2002 first quarter, a decrease of 63%. The reduction is a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $162,000 was recorded in the 2002 first quarter pursuant to a severance agreement with our former chief executive officer, of which $50,000 related to the issuance of options and warrants.

OTHER INCOME (EXPENSE)

Interest expense of $4,000 was incurred in the 2003 first quarter on financing fees and affiliate debt compared with $2,000 in the 2002 first quarter. A $4,000 gain on settlement of liabilities was recognized during the 2003 first quarter related to settlement agreements with several creditors that were consummated during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $282,000 in the 2003 first quarter was primarily related to net operating losses of $348,000, less depreciation of $53,000 and changes in working capital of $17,000, offset by a non-cash gain of $4,000 from settlement of liabilities. Net cash used in operating activities of $927,000 in the 2002 first quarter was primarily related to net operating losses of $1,102,000 and changes in working capital of $14,000, excluding: depreciation of $139,000, and non-cash expense of $50,000 from issuance of options and warrants related to a severance agreement.

Net cash used in investing activities in the 2003 first quarter was $6,000 related to the cost of software development capitalized during the quarter. Net cash used in investing activities in the 2002 first quarter was $117,000, of which $10,000 was used for the purchase of property and equipment and $107,000 was the cost of software development capitalized during the quarter.

Net cash provided by investing activities in the 2003 first quarter was $187,000 related to the issuance of common stock and warrants. Net cash provided by financing activities in the 2002 first quarter was $561,000 resulting from the issuance of preferred stock for net proceeds of $276,000 and proceeds of $390,000 from debt financing, offset by $105,000 used to repay debt.

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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through May 31, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OTHER SEC FILINGS BY THE COMPANY CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 1, 2003. NO ASSURANCE CAN BE GIVEN THAT FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED.

TEM 4.   Controls and Procedures

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS:

         During the quarter ended March 31, 2003, the Company filed Reports on Form 8-K dated February 27, 2003, and March 17, 2003, containing information under item 4.

         In addition, the Company filed Reports on Form 8-K dated April 8, 2003, and April 15, 2003, containing information under item 5.

The following Additional Exhibits are filed herewith:

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

CLAIMSNET.COM INC.
(Registrant)

By:       /s/ Don Crosbie
         -----------------------------
         Don Crosbie
         President and
         Chief Executive Officer, on
         behalf of the Registrant

By:      /s/ Paul W. Miller
         ----------------------------
         Paul W. Miller
         Chief Operating Officer and
         Chief Financial Officer

April 23, 2003

                                  CERTIFICATION

I, Don Crosbie, certify that:

    I have reviewed this quarterly report on Form 10-Q of CLAIMSNET.COM INC.;

(1) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(5) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Don Crosbie
         -----------------
         Don Crosbie
         President and Chief Executive Officer
         April 23, 2003

                                  CERTIFICATION

I, Paul W. Miller, certify that:

I have reviewed this quarterly report on Form 10-Q of CLAIMSNET.COM INC.;

(1) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(5) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/ Paul W. Miller
         -----------------------
         Paul W. Miller
         Chief Operating Officer and Chief Financial Officer
         April 23, 2003