Form 10-Q/A
period 2003-03-31
CLAIMSNET COM INC
filed 2003-07-29
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                                                 --------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 19,683,180 shares outstanding.

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

                  Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003

                  Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002

                  Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 4.   Controls and Procedures

PART II.  OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


PART I -- FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)
                                                                              (Unaudited)
                                                                               March 31,     December 31,
                                                                                 2003           2002
                                                                               ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                        $     52       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $33, respectively                                  122            150
   Prepaid expenses and other current assets                                         33             79
                                                                               ---------      ---------
     Total current assets                                                           207            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                 1,685          1,685
   Software development costs                                                     1,928          1,922
   Furniture and fixtures                                                           108            108
   Office equipment                                                                  25             25
                                                                               ---------      ---------
                                                                                  3,746          3,740
   Accumulated depreciation and amortization                                     (3,654)        (3,601)
                                                                               ---------      ---------
     Total equipment, fixtures and software                                          92            139
                                                                               ---------      ---------
TOTAL ASSETS                                                                   $    299       $    521
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                               $    118       $    118
   Accounts payable                                                                 514            486
   Accrued severance                                                                241            241
   Accrued acquisition costs                                                        500            500
   Accrued payroll and other current liabilities                                    141            228
   Deferred revenues                                                                 45             47
                                                                               ---------      ---------
     Total current liabilities                                                    1,559          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                      10             10
   Notes payable - long term                                                         25             25
                                                                               ---------      ---------
     Total long term liabilities                                                     35             35
                                                                               ---------      ---------
     Total liabilities                                                            1,594          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized
     3,471 shares issued and outstanding as of March 31, 2003
     and December 31, 2002, respectively (liquidation preference of $876)            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     15,766,000 shares and 14,816,000 shares issued as of March 31, 2003
     and December 31, 2002, respectively                                             16             15
   Additional capital                                                            41,461         41,275
   Accumulated deficit                                                          (42,772)       (42,424)
                                                                               ---------      ---------
     Total stockholders' deficit                                                 (1,295)        (1,134)
                                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    299       $    521
                                                                               =========      =========

                                See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2003           2002
                                                        ---------      ---------
REVENUES                                                $    173       $    315

Cost of Revenues                                             200            560
                                                        ---------      ---------
Gross Loss                                                   (27)          (245)
                                                        ---------      ---------
OPERATING EXPENSES:
   Research and development                                   10             95
   Selling, general and administrative                       311            760
                                                        ---------      ---------
     Total operating expenses                                321            855
                                                        ---------      ---------

LOSS FROM OPERATIONS                                        (348)        (1,100)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                           4             --
   Interest expense - related parties                         (2)            (2)
   Interest expense - other                                   (2)            --
                                                        ---------      ---------
     Total other income (expense)                             --             (2)
                                                        ---------      ---------
NET LOSS                                                $   (348)      $ (1,102)
                                                        ---------      ---------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)           $  (0.02)      $  (0.10)
                                                        =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                      15,323         11,141
                                                        =========      =========

                 See notes to consolidated financial statements.


                                               CLAIMSNET.COM INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              Year Ended December 31, 2002 and the Three Months Ended March 31, 2003
                                                          (In thousands)
                                                            (Unaudited)

                               Number of                    Number of
                               Preferred                    Common                                                  Total
                               Shares          Preferred    Shares                       Additional   Accumulated   Stockholders'
                               Outstanding     Stock        Outstanding    Common Stock  Capital      Deficit       Equity (Deficit)
                               -------------   -----------  ------------    -----------  -----------  -----------   ----------------
Balances at January 1, 2002               -    $        -        11,141    $        11   $   39,571   $ (39,497)    $         85

Sale of preferred stock                   3             -             -              -          875           -              875

Sale of common stock                      -             -         3,675              4          731           -              735

Issuance of warrants and
options for services                      -             -             -              -           98           -               98

Net loss                                  -             -             -              -            -      (2,927)          (2,927)
                               -------------   -----------  ------------    -----------  -----------  ----------    -------------
Balances at December 31, 2002             3             -        14,816             15       41,275     (42,424)          (1,134)
                               -------------   -----------  ------------    -----------  -----------  ----------    -------------

Sale of common stock                      -             -           950              1          186           -              187

Net loss                                  -             -             -              -            -        (348)            (348)
                               -------------   -----------  ------------    -----------  -----------  ----------    -------------
Balances at March 31, 2003                3    $        -        15,766     $       16   $   41,461   $ (42,772)    $     (1,295)
                               =============   ===========  ============    ===========  ===========  ==========    =============

                                          See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                              2003        2002
                                                            --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $  (348)    $(1,102)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                             53         139
       Stock options and warrants issued for services            --          50
       Gain on settlement of liabilities                         (4)         --
       Changes in operating assets and liabilities:
       Accounts receivable                                       28         (65)
       Prepaid expenses and other current assets                 46          56
       Current liabilities                                      (57)         (5)
                                                            --------    --------
         Net cash used in operating activities                 (282)       (927)
                                                            --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         --         (10)
     Capitalized software development costs                      (6)       (107)
                                                            --------    --------
       Net cash used in investing activities                     (6)       (117)
                                                            --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable to related parties                --         390
     Payment of notes payable to related parties                 --        (105)
     Proceeds from issuance of common stock                     187          --
     Proceeds from issuance of preferred stock                   --         276
                                                            --------    --------
       Net cash provided by financing activities                187         561
                                                            --------    --------
NET DECREASE IN CASH AND EQUIVALENTS                           (101)       (483)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       153         531
                                                            --------    --------
CASH AND EQUIVALENTS, END OF PERIOD                         $    52     $    48
                                                            ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                      $    --     $     2
                                                            ========    ========

                 See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net loss would have been as follows:

                                                    Three Months Ended March 31,
                                                       2003          2002
                                                       ----          ----

Loss as reported (thousands)                          $  348       $1,102

Stock-based compensation expense:
     As reported                                        --           --
     Determined using the fair value method             --             92
                                                      -------      -------
Pro forma loss                                        $  348       $1,194
                                                      =======      =======
Loss per share (basic and diluted)
     As reported                                      $ 0.02       $ 0.10
     Pro forma                                        $ 0.02       $ 0.11

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

The Company used $217,000 of the proceeds from the April 7, 2003 and April 14, 2003 transactions to make payments pursuant to creditor agreements, as described in Note 4 to the consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Revenues in the three months ended March 31, 2003(the "2003 first quarter") were $173,000 compared to $315,000 in the three months ended March 31, 2002 (the 2002 first quarter), representing a decrease of 45%. Revenues of $285,000 during the 2002 first quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 first quarter from recurring revenue sources totaled $152,000 and represented 88% of total revenues. Revenues from non-recurring sources totaled $21,000 and were related to implementation, development, support and other fees.

COST OF REVENUES

Cost of revenues in the 2003 first quarter was $200,000, compared with $560,000 in the 2002 first quarter, representing a decrease of 64%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $63,000 for the 2003 first quarter compared with $95,000 for the 2002 first quarter. Transaction processing expenses were $1,000 in the 2003 first quarter compared to $137,000 in the 2002 first quarter, nearly a 100% decrease. Customer support operations expense decreased by 59% to $105,000 in the 2003 first quarter from $257,000 in the 2002 first quarter. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 56% to $31,000 in the 2003 first quarter from $71,000 in the 2002 first quarter. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

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

Selling, general and administrative expenses were $311,000 in the 2003 first quarter, compared with $760,000 in the 2002 first quarter, a decrease of 59%. The reduction is a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $162,000 was recorded in the 2002 first quarter pursuant to a severance agreement with our former chief executive officer, of which $50,000 related to the issuance of options and warrants.

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

--------------------------------------------------------------------------------

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

July 28, 2003

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

        /s/ Don Crosbie
        ---------------------
        Don Crosbie
        President and Chief Executive Officer
        July 28, 2003

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

        /s/ Paul W. Miller
        ---------------------
        Paul W. Miller
        Chief Operating Officer and Chief Financial Officer
        July 28, 2003