Form 10-Q
period 2003-06-30
CLAIMSNET COM INC
filed 2003-07-29
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003
                                                 -------------

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

               (Address of principal executive offices)(Zip Code)

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

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

       ITEM 1.    Financial Statements

                  Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002

                  Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2003 and 2002, and for the Six Months Ended June 30, 2003 and 2002

                  Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited) for the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003

                  Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002

                  Notes to  Consolidated Financial Statements

       ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       ITEM 4.    Controls and Procedures

PART II.  OTHER INFORMATION

       ITEM 6.    Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)

                                                                              (Unaudited)
                                                                                June 30,    December 31,
                                                                                 2003           2002
                                                                               ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                        $    122       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $3 and $33 as of June 30, 2003
     and December 31, 2002, respectively                                            111            150
   Prepaid expenses and other current assets                                         59             79
                                                                               ---------      ---------
     Total current assets                                                           292            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                 1,685          1,685
   Software development costs                                                     1,938          1,922
   Furniture and fixtures                                                           108            108
   Office equipment                                                                  25             25
                                                                               ---------      ---------
                                                                                  3,756          3,740
   Accumulated depreciation and amortization                                     (3,674)        (3,601)
                                                                               ---------      ---------
     Total equipment, fixtures and software                                          82            139
                                                                               ---------      ---------
TOTAL ASSETS                                                                   $    374       $    521
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                               $    151       $    118
   Accounts payable                                                                 151            486
   Accrued severance                                                               --              241
   Accrued acquisition costs                                                       --              500
   Accrued payroll and other current liabilities                                    163            228
   Deferred revenues                                                                 50             47
                                                                               ---------      ---------
     Total current liabilities                                                      515          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                      10             10
   Notes payable - long term                                                         25             25
                                                                               ---------      ---------
     Total long term liabilities                                                     35             35
                                                                               ---------      ---------
     Total liabilities                                                              550          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized;
     2,789 and 3,471 shares issued and outstanding as of
     June 30, 2003 and December 31, 2002, respectively (liquidation preference of $735 and $876 at June 30, 2003 and December 31, 2002,
     respectively)                                                                 --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     19,173,000 shares and 14,816,000 shares issued and outstanding as of
     June 30, 2003 and December 31, 2002, respectively                               19             15
   Additional capital                                                            42,183         41,275
   Accumulated deficit                                                          (42,378)       (42,424)
                                                                               ---------      ---------
     Total stockholders' deficit                                                   (176)        (1,134)
                                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    374       $    521
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


                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  ------------------------      ------------------------
                                                     2003           2002          2003           2002
                                                  ---------      ---------      ---------      ---------
REVENUES                                          $    171       $    338       $    344       $    653

Cost of Revenues                                       173            463            374          1,023
                                                  ---------      ---------      ---------      ---------
Gross Loss                                              (2)          (125)           (30)          (370)
                                                  ---------      ---------      ---------      ---------
OPERATING EXPENSES:
   Research and development                              4             81             14            176
   Selling, general and administrative                 506            527            817          1,287
                                                  ---------      ---------      ---------      ---------
     Total operating expenses                          510            608            831          1,463
                                                  ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                                  (512)          (733)          (861)        (1,833)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                   912             --            916             --
   Interest expense - related parties                   (3)            (7)            (5)            (9)
   Interest expense - other                             (2)            --             (4)            --
                                                  ---------      ---------      ---------      ---------
     Total other income (expense)                      907             (7)           907             (9)
                                                  ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                 $    395       $   (740)      $     46       $ (1,842)
                                                  ---------      ---------      ---------      ---------

NET INCOME (LOSS) PER COMMON SHARE - BASIC        $   0.02       $  (0.07)      $   0.00       $  (0.17)
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                            17,730         11,175         16,533         11,158
                                                  =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED      $   0.02       $  (0.07)      $   0.00       $  (0.17)
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                          22,136         11,175         20,097         11,158
                                                  =========      =========      =========      =========


                                See notes to consolidated financial statements.


                                                CLAIMSNET.COM INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                Year Ended December 31, 2002 and the Six Months Ended June 30, 2003
                                                          (In thousands)
                                                            (Unaudited)

                                Number of                   Number of
                                Preferred                   Common                                                Total
                                Shares         Preferred    Shares                      Additional   Accumulated  Stockholders'
                                Outstanding    Stock        Outstanding   Common Stock  Capital      Deficit      Equity (Deficit)
                                -------------  -----------  ------------   -----------  -----------  -----------  ----------------
Balances at January 1, 2002                -   $        -        11,141    $       11   $   39,571   $ (39,497)    $        85

Sale of preferred stock                    3            -             -             -          875           -             875

Sale of common stock                       -            -         3,675             4          731           -             735

Issuance of warrants and
options for services                       -            -             -             -           98           -              98

Net loss                                   -            -             -             -            -      (2,927)         (2,927)
                                -------------  -----------  ------------   -----------  -----------  ----------    ------------
Balances at December 31, 2002              3            -        14,816            15       41,275     (42,424)         (1,134)
                                -------------  -----------  ------------   -----------  -----------  ----------    ------------

Preferred stock converted into
common stock                               -            -           682             1          (1)           -               -

Sale of common stock                       -            -         2,675             2          530           -             532

Issuance of warrants and
options for services                       -            -             -             -          180           -             180

Warrants exercised for common
stock                                      -            -         1,000             1          199           -             200

Net income                                 -            -             -             -            -          46              46
                                -------------  -----------  ------------   -----------  -----------  ----------    ------------
Balances at June 30, 2003                  3   $        -        19,173    $       19   $   42,183   $ (42,378)    $      (176)
                                =============  ===========  ============   ===========  ===========  ==========    ============

                                          See notes to consolidated financial statements.

                                                                5

                            CLAIMSNET.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                    Six Months Ended
                                                                       June 30,
                                                                   2003          2002
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $    46       $(1,842)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                  73           269
       Provision for doubtful accounts                                (8)            5
       Stock options and warrants issued for services                180            53
       Gain on settlement of liabilities                            (916)           --
       Changes in operating assets and liabilities:
       Accounts receivable                                            47           (75)
       Prepaid expenses and other current assets                      19            34
       Current liabilities                                          (221)          212
                                                                 --------      --------
         Net cash used in operating activities                      (780)       (1,344)
                                                                 --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                            --             (15)
     Capitalized software development costs                          (16)         (171)
                                                                 --------      --------
       Net cash used in investing activities                         (16)         (186)
                                                                 --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties                  100           475
     Payment of notes payable to related parties                     (67)         (305)
     Proceeds from notes payable                                    --              50
     Proceeds from issuance of common stock                          732           200
     Proceeds from issuance of preferred stock                      --             826
                                                                 --------      --------
       Net cash provided by financing activities                     765         1,246
                                                                 --------      --------
NET DECREASE IN CASH AND EQUIVALENTS                                 (31)         (284)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            153           531
                                                                 --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                              $   122       $   247
                                                                 ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                           $    --       $     2
                                                                 ========      ========
Pending equity investment from Directors                         $    --       $    50
                                                                 ========      ========

                      See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of June 30, 2003 and the results of their operations and cash flows for the three months and six months ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements past August 31, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. The Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3. EQUITY TRANSACTIONS

         From January through June 2003, the Company completed the private placement of 2,675,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $532,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 2,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related party, 1,250,000 shares of common stock plus warrants to acquire an additional 1,250,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, and 50,000 shares of common stock plus warrants to acquire an additional 50,000 shares of common stock purchased by a director of the Company.

         On April 7, 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of the Company's common stock and tendered payment in the amount of $200,000.

         In May 2003, 682 shares of preferred stock were converted into 682,000 shares of common stock.

4. ISSUANCE OF WARRANTS

         In June 2003, the Company issued warrants to acquire an aggregate of 3,450,000 shares of common stock to employees. The warrants contain an exercise of $0.15 per share and expire in June 2013. In June 2003, the Company issued warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensaton for services outside of their director duties. The warrants were valued at $0.15 per warrant for a total charge of approximately $180,000 based on the Black-Scholes valuation method (using the following assumptions: life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 2.04).

5. GAIN ON SETTLEMENT OF LIABILITIES

         During March and April 2003, the Company entered into settlement agreements with various creditors, contingent upon the Company making payment within ten days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The aggregate amount of the agreements entered into required payments totaling $217,000 to settle certain accounts payable, accrued severance and accrued acquisition cost liabilities totaling $1,134,000. Payments totaling $1,000 pursuant to the agreements were made prior to March 31, 2003, resulting in a gain on settlement of liabilities totaling $4,000. Payments totaling $216,000 pursuant to the agreements were made in April 2003, resulting in a gain on settlement of liabilities totaling $912,000.

6. LOANS FROM RELATED PARTY

         In May 2003, the Company entered into an unsecured short-term loan agreement with National Financial Corp., a related party, in the aggregate amount of $100,000. The Company repaid a portion of this note in the principal amount of $34,000 plus accrued interest thereon in June 2003. The Company repaid a second note in the principal amount of $18,000 plus accrued interest thereon in June 2003. The remaining note in the principal amount of $66,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

7. STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three and six months ended June 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," net income
         (loss) and net income (loss) per share would have been affected as indicated below (in thousands, except per share amounts):

                                                 Three Months Ended     Six Months Ended
                                                       June 30,             June 30,
                                                   2003       2002       2003      2002
                                                 --------   --------   --------   --------
Net income (loss), as reported                   $   395    $(1,740)   $    46    $(1,842)
Stock-based compensation expense:
     Included in reported net income (loss)           --         --         --         --
     Determined using the fair value method          (17)       (92)       (17)      (183)
                                                 --------   --------   --------   --------
Pro forma net income (loss)                      $   378    $  (832)   $    29    $(2,025)
                                                 --------   --------   --------   --------

Net income (loss) per share - basic
     As reported                                 $  0.02    $ (0.07)   $  0.00    $(0.17)
     Pro forma                                   $  0.02    $ (0.08)   $  0.00    $(0.18)

Net income (loss) per share - diluted
     As reported                                 $  0.02    $ (0.07)   $  0.00    $(0.17)
     Pro forma                                   $  0.02    $ (0.08)   $  0.00    $(0.18)

8. SUBSEQUENT EVENTS

         In July 2003, the Company completed the private placement of 475,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $80,000 cash and $15,000 in services performed by a director of the Company outside of his director duties. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 475,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 250,000 shares of common stock plus warrants to acquire an additional 250,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company.

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

GENERAL OVERVIEW

As of June 30, 2003, we had a working capital deficit of $(223,000) and stockholders' deficit of $(176,000). We generated revenues of $344,000 for the six months ended June 30, 2003 and $653,000 for the six months ended June 30, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,378,000) at June 30, 2003. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability.

We have only been in operation since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased for the year ended December 31, 2002 due to staffing and other cost reductions and further expense reductions were effected at the beginning of 2003. In 2002 we recognized a significant gain on sale of certain business assets and a significant one-time expense due to the impairment of in-process software development. In 2003, we realized a gain of $916,000 from the settlement of certain liabilities. The majority of our revenues in prior years were generated by contracts which have either terminated or were assigned through an asset sale in September 2002. Our operating expenses in prior years included a significant one-time charge related to termination of a business agreement and significant costs associated with an asset acquisition and the subsequent impairment of purchased assets. Accordingly, we believe that, at our current stage of operations, period to period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

From January through June 2003, we completed the private placement of 2,675,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $532,000. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 2,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related party, 1,250,000 shares of common stock plus warrants to acquire an additional 1,250,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock, and 50,000 shares of common stock plus warrants to acquire an additional 50,000 shares of common stock purchased by a member of our Board of Directors.

In May 2003, 682 shares of preferred stock were converted into 682,000 shares of our common stock.

In April 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of our common stock and tendered payment in the amount of $200,000.

The Company used $217,000 of the proceeds from the April 2003 transactions to make payments pursuant to creditor agreements, as described in Note 5 to the consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues in the three months ended June 30, 2003 (the "2003 second quarter") were $171,000 compared to $338,000 in the three months ended June 30, 2002 (the "2002 second quarter"), representing a decrease of 49%. Revenues of $308,000 during the 2002 second quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 second quarter from recurring revenue sources totaled $160,000 and represented 92% of total revenues. Revenues from non-recurring sources totaled $11,000 and were related to implementation, development, support and other fees.

Revenues in the six months ended June 30, 2003 (the "2003 first half") were $344,000 compared to $653,000 in the six months ended June 30, 2002 (the "2002 first half"), representing a decrease of 47%. Revenues of $593,000 during the 2002 first half were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 first half from recurring revenue sources totaled $312,000 and represented 91% of total revenues. Revenues from non-recurring sources totaled $32,000 and were related to implementation, development, support and other fees.

COST OF REVENUES

Cost of revenues in the 2003 second quarter was $173,000, compared with $463,000 in the 2002 second quarter, representing a decrease of 63%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $61,000 for the 2003 second quarter compared with $69,000 for the 2002 second quarter. Transaction processing expenses were $1,000 in the 2003 second quarter compared to $136,000 in the 2002 second quarter, nearly a 100% decrease. Customer support operations expense decreased by 43% to $106,000 in the 2003 second quarter from $187,000 in the 2002 second quarter. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 93% to $5,000 in the 2003 second quarter from $71,000 in the 2002 second quarter. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

Cost of revenues in the 2003 first half was $374,000, compared with $1,023,000 in the 2002 first half, representing a decrease of 63%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $124,000 for the 2003 first half compared with $164,000 for the 2002 first half. Transaction processing expenses were $2,000 in the 2003 first half compared to $273,000 in the 2002 first half, nearly a 100% decrease. Customer support operations expense decreased by 52% to $212,000 in the 2003 first half from $444,000 in the 2002 first half. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 75% to $36,000 in the 2003 first quarter from $142,000 in the 2002 first half. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

OPERATING EXPENSES

Research and development expenses were $4,000 in the 2003 second quarter, compared with $81,000 in the 2002 second quarter, representing a decrease of 95%. Research and development expenses were $14,000 in the 2003 first half, compared with $176,000 in the 2002 first half, representing a decrease of 92%. Research and development expenses are comprised of personnel costs and related expenses. Research and development efforts were substantially curtailed at the beginning of 2003, while the 2002 costs were related to continuous incremental enhancements to our proprietary software system. Software development expenses of $64,000 and $171,000 were capitalized during the 2002 second quarter and 2002 first half, respectively for development efforts required to comply with provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In December 2002, we terminated the ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative and we recognized an impairment charge at that time. During the 2003 first quarter, we began development of the alternative HIPAA remediation project and capitalized development costs of $10,000 and $16,000 during the 2003 second quarter and 2003 first half, respectively.

Selling, general and administrative expenses were $506,000 in the 2003 second quarter, compared with $527,000 in the 2002 second quarter, a decrease of 4%. Selling, general and administrative expenses were $817,000 in the 2003 first half, compared with $1,287,000 in the 2002 first half, a decrease of 37%. The reduction is a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $162,000 was recorded in the 2002 first half pursuant to a severance agreement with our former chief executive officer, of which $50,000 related to the issuance of options and warrants. A one-time charge of $195,000 was recorded in the 2003 second quarter for services performed by two of our directors outside of their director duties, of which $180,000 related to the issuance of warrants.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 and $9,000 was incurred in the 2003 second quarter and 2003 first half, respectively, on financing fees and affiliate debt compared with $7,000 and $9,000 in the 2002 second quarter and 2002 first half, respectively. A $916,000 gain on settlement of liabilities was recognized during the 2003 first half related to settlement agreements with several creditors such agreements being consummated during March and April 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $780,000 in the 2003 first half was primarily related to net income of $46,000, plus depreciation of $73,000 and non-cash expense of $180,000 from issuance of options and warrants, less a reduction of $8,000 in the allowance for doubtful accounts, changes in working capital of $171,000, offset by a non-cash gain of $916,000 from settlement of liabilities. Net cash used in operating activities of $1,344,000 in the 2002 first half was primarily related to net losses of $1,842,000, less: depreciation of $269,000, provision of $5,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants, and net changes in working capital of $171,000.

Net cash used in investing activities in the 2003 first half was $16,000 related to the cost of software development capitalized during the year. Net cash used in investing activities in the 2002 first half was $186,000, of which $15,000 was used for the purchase of property and equipment and $171,000 was the cost of software development capitalized during the year.

Net cash provided by financing activities in the 2003 first half was $765,000, of which $732,000 was related to the issuance of common stock and $33,000 related to proceeds of $100,000 from debt financing, offset by $67,000 used to repay debt.. Net cash provided by financing activities in the 2002 first half was $1,246,000 resulting from the issuance of preferred stock for net proceeds of $826,000, the issuance of common stock for net proceeds of $200,000 and proceeds of $525,000 from debt financing, offset by $305,000 used to repay debt.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements past August 31, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS:

         During the quarter ended June 30, 2003, the Company filed Reports on Form 8-K dated April 8, 2003, and April 15, 2003, containing information under item 5.

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

/s/ Don Crosbie
------------------
Don Crosbie
President and Chief Executive Officer
July 28, 2003

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

/s/ Paul W. Miller
----------------------
Paul W. Miller
Chief Operating Officer and Chief Financial Officer
July 28, 2003