Form 10-Q
period 2003-09-30
CLAIMSNET COM INC
filed 2003-10-29
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

                             COMMISSION FILE NUMBER

                               CLAIMSNET.COM INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                              75-2649230
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

14860 Montfort Dr, Suite 250
       Dallas, Texas                                              75254
  (Address of principal                                         (Zip Code)
   executive offices)

Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 22,692,180 shares outstanding as of October 29, 2003.

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002

                    Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2003 and 2002, and for the Nine Months Ended September 30, 2003 and 2002

                    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003 (unaudited)

                    Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 and 2002

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

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)

                                                                                (Unaudited)
                                                                                September 30,     December 31,
                                                                                     2003             2002
                                                                                --------------   --------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                         $          29    $         153
   Accounts receivable, net of allowance for
     doubtful accounts of $9 and $33 as of September 30, 2003
     and December 31, 2002, respectively                                                  140              150
   Prepaid expenses and other current assets                                               82               79
                                                                                --------------   --------------
     Total current assets                                                                 251              382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                       1,097            1,685
   Software development costs                                                           1,966            1,922
   Furniture and fixtures                                                                  31              108
   Office equipment                                                                        25               25
   Leasehold Improvements                                                                  26               --
                                                                                --------------   --------------
                                                                                        3,145            3,740
   Accumulated depreciation and amortization                                           (3,031)          (3,601)
                                                                                --------------   --------------
     Total equipment, fixtures and software                                               114              139
                                                                                --------------   --------------
TOTAL ASSETS                                                                    $         365    $         521
                                                                                ==============   ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                                $         151    $         118
   Accounts payable                                                                       168              486
   Accrued severance                                                                       --              241
   Accrued acquisition costs                                                               --              500
   Accrued payroll and other current liabilities                                          164              228
   Deferred revenues                                                                       62               47
                                                                                --------------   --------------
     Total current liabilities                                                            545            1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                            10               10
   Notes payable - long term                                                               25               25
                                                                                --------------   --------------
     Total long term liabilities                                                           35               35
                                                                                --------------   --------------
     Total liabilities                                                                    580            1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized;
     850 and 3,471 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (liquidation preference of
     $215 and $876 at September 30, 2003 and December 31, 2002, respectively)              --               --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     22,112,000 shares and 14,816,000 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002, respectively                                22               15
   Additional capital                                                                  42,380           41,275
   Accumulated deficit                                                                (42,617)         (42,424)
                                                                                --------------   --------------
     Total stockholders' deficit                                                         (215)          (1,134)
                                                                                --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $         365    $         521
                                                                                ==============   ==============


                                See notes to consolidated financial statements.

                                                       3


                                   CLAIMSNET.COM INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)
                                               (Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                                ---------------------------   ---------------------------
                                                   2003            2002           2003          2002
                                                ------------   ------------   ------------   ------------
REVENUES                                        $       230    $       285    $       574    $       938

Cost of Revenues                                        115            446            489          1,469
                                                ------------   ------------   ------------   ------------
Gross PROFIT (Loss)                                     115           (161)            85           (531)
                                                ------------   ------------   ------------   ------------
OPERATING EXPENSES:
   Research and development                              10             54             24            230
   Selling, general and administrative                  308            441          1,125          1,728
                                                ------------   ------------   ------------   ------------
     Total operating expenses                           318            495          1,149          1,958
                                                ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                   (203)          (656)        (1,064)        (2,489)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                     --             --            916             --
   Interest expense - related parties                    (4)            (6)            (9)           (15)
   Interest expense - other                              (1)            --             (5)            --
   Gain (loss) on sale of assets                        (31)           640            (31)           640
                                                ------------   ------------   ------------   ------------
     Total other income (expense)                       (36)           634            871            625
                                                ------------   ------------   ------------   ------------
NET LOSS                                        $      (239)   $       (22)   $      (193)   $    (1,864)
                                                ============   ============   ============   ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)   $     (0.01)   $     (0.00)   $     (0.01)   $     (0.16)
                                                ============   ============   ============   ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                 20,537         12,707         17,882         11,678
                                                ============   ============   ============   ============



                             See notes to consolidated financial statements.


                                                    4


                                             CLAIMSNET.COM INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                          Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003
                                                        (In thousands)
                                                         (Unaudited)

                                 Number of                  Number of                                          Total
                                 Preferred                  Common                                             Stockholders'
                                 Shares        Preferred    Shares        Common    Additional   Accumulated   Equity
                                 Outstanding   Stock        Outstanding   Stock     Capital      Deficit       (Deficit)
                                 -----------   ----------   -----------   -------   ----------   -----------   ----=--------
Balances at January 1, 2002               -    $       -        11,141    $   11    $  39,571    $  (39,497)   $         85

Sale of preferred stock                   3            -             -         -          875             -             875

Sale of common stock                      -            -         3,675         4          731             -             735

Issuance of warrants and
options for services                      -            -             -         -           98             -              98

Net loss                                  -            -             -         -            -        (2,927)         (2,927)
                                 -----------   ----------   -----------   -------   ----------   -----------   -------------
Balances at December 31, 2002             3            -        14,816        15       41,275       (42,424)         (1,134)
                                 -----------   ----------   -----------   -------   ----------   -----------   ---=---------

Preferred stock converted into
common stock                             (2)           -         2,621         2           (2)            -               -

Sale of common stock                      -            -         3,675         4          728             -             732

Issuance of warrants and
options to related parties for
services                                  -            -             -         -          180             -             180

Warrants exercised for common
stock                                     -            -         1,000         1          199             -             200

Net loss                                  -            -             -         -            -          (193)           (193)
                                 -----------   ----------   -----------   -------   ----------   -----------   -------------
Balances at September 30, 2003            1    $       -        22,112    $   22    $  42,380    $  (42,617)   $       (215)
                                 ===========   ==========   ===========   =======   ==========   ===========   =============


                                       See notes to consolidated financial statements.


                                                              5

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                 September 30,
                                                               2003       2002
                                                             --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $  (193)   $(1,864)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              81        370
       Provision for doubtful accounts                            (3)        13
       Stock options and warrants issued for services            180         53
       Gain on settlement of liabilities                        (916)        --
       (Gain) loss on sale of assets                              31       (640)
       Changes in operating assets and liabilities:
         Accounts receivable                                       9         12
         Prepaid expenses and other current assets                (4)        26
         Current liabilities                                    (187)       151
                                                             --------   --------
         Net cash used in operating activities                (1,002)    (1,879)
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (46)       (19)
     Proceeds from sale of assets                                  2        640
     Capitalized software development costs                      (43)      (266)
                                                             --------   --------
       Net cash provided by (used in) investing activities       (87)       355
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties              100        475
     Payment of notes payable to related parties                 (67)      (412)
     Proceeds from note payable to director                       --         50
     Proceeds from notes payable                                  --         85
     Proceeds from issuance of common stock                      932        445
     Proceeds from issuance of preferred stock                    --        826
                                                             --------   --------
       Net cash provided by financing activities                 965      1,469
                                                             --------   --------
NET DECREASE IN CASH AND EQUIVALENTS                            (124)       (55)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                        153        531
                                                             --------   --------
CASH AND EQUIVALENTS, END OF PERIOD                          $    29    $   476
                                                             ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                       $    --    $     6
                                                             ========   ========


                 See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of September 30, 2003 and the results of their operations and cash flows for the three months and nine months ended September 30, 2003 and 2002, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements past November 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. The Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3. EQUITY TRANSACTIONS

         From January through September 2003, the Company completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to the Company of $732,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 3,675,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation ("NFC"), a related party, 2,000,000 shares of common stock plus warrants to acquire an additional 2,000,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by J.R. Schellenberg, a related party, and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director of the Company.

         On April 7, 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of the Company's common stock and tendered payment in the amount of $200,000 ($0.20 per share).

         From May through August 2003, the Company issued an aggregate 2,621,000 shares of its common stock upon conversion and surrender of 2,621 shares of preferred stock by the holders thereof.

4. ISSUANCE OF WARRANTS

         In June 2003, the Company issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees. These warrants contain an exercise price of $0.15 per share and expire in June 2013. In June 2003, the Company issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. The warrants were valued at $0.15 per warrant resulting in a total charge against earnings of approximately $180,000 based on the Black-Scholes valuation method (using the following assumptions: life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 2.04). See Note 3 for information regarding issuances to investors of warrants to purchase 3,675,000 shares of common stock.

5. GAIN ON SETTLEMENT OF LIABILITIES

         During March and April 2003, the Company entered into settlement agreements with various creditors, contingent upon the Company making payment within ten days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The aggregate amount of the agreements entered into required payments totaling $217,000 to settle certain accounts payable, accrued severance and accrued acquisition cost liabilities totaling $1,133,000, resulting in a gain on settlement of liabilities totaling $916,000.

6. LOANS FROM RELATED PARTIES

         In May 2003, the Company entered into an unsecured short-term loan agreement with NFC, a related party, pursuant to which NFC loaned the Company an aggregate amount of $100,000. The Company repaid a portion of this note in the principal amount of $34,000 plus accrued interest thereon in June 2003. The Company also repaid a second note to NFC in the principal amount of $18,000 plus accrued interest thereon in June 2003. The remaining note payable to NFC in the principal amount of $66,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

         In June 2003, the Company retired a portion of an outstanding note with J.R. Schellenberg, a related party, in the principal amount of $15,000 plus $5,000 accrued interest thereon by issuing to Mr. Schellenberg 100,000 shares of Company common stock and warrants to purchase 100,000 shares of Company common stock in a private placement as more fully described in Note 3. The remaining principal amount of $35,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

7. STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three and nine months ended September 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," net loss and net loss per share would have been affected as indicated below (in thousands, except per share amounts):

                                                      Three Months Ended     Nine Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        2003       2002       2003      2002
                                                      --------   --------   --------   --------
        Net loss, as reported                         $  (239)   $   (22)   $  (193)   $(1,864)
        Stock-based compensation expense:
             Included in reported net loss                 --         --         --         --
             Determined using the fair value method       (45)       (92)       (64)      (275)
                                                      --------   --------   --------   --------
        Pro forma net loss                            $  (284)   $  (114)   $  (257)   $(2,139)
                                                      --------   --------   --------   --------

        Net loss per share - basic and diluted
             As reported                              $ (0.01)   $ (0.00)   $    (0.01)$ (0.16)
             Pro forma                                $ (0.01)   $ (0.01)   $    (0.02)$ (0.18)

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

         The Company's office lease expired on September 30, 2003 and the Company moved into similar space under a substantially less expensive sublease. During the relocation, the Company sold all excess furniture and equipment and recorded a $31,000 loss on the disposal.

9. SUBSEQUENT EVENTS

         In October 2003, the Company completed the private placement of 125,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $25,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 125,000 shares of common stock. The warrants contained an exercise price of $0.20 per share and expired December 31, 2007. The Company issued an aggregate of 375,000 shares of common stock pursuant to the exercise of outstanding warrants in October 2003 for net proceeds of $75,000. In addition, 80 shares of preferred stock were converted into 80,000 shares of common stock.

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

GENERAL OVERVIEW

As of September 30, 2003, we had a working capital deficit of $(294,000) and stockholders' deficit of $(215,000). We generated revenues of $574,000 for the nine months ended September 30, 2003 and $938,000 for the nine months ended September 30, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,617,000) at September 30, 2003. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability. See Note 2 of the Notes to Consolidated Financial Statements regarding our need for additional capital and liquidity.

We have been in operation since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased for the year ended December 31, 2002 due to staffing and other cost reductions and further expense reductions were effected at the beginning of 2003. In 2002 we recognized a significant gain on sale of certain business assets and a significant one-time expense due to the impairment of in-process software development. In 2003, we realized a gain of $916,000 from the settlement of certain liabilities. The majority of our revenues in prior years were generated by contracts which have either terminated or were assigned through an asset sale in September 2002. Our operating expenses in prior years included a significant one-time charge related to termination of a business agreement and significant costs associated with an asset acquisition and the subsequent impairment of purchased assets. Accordingly, we believe that, at our current stage of operations, period to period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

From January through September 2003, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to us of $732,000. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 3,675,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related party, 2,000,000 shares of common stock plus warrants to acquire an additional 2,000,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock, and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a member of our Board of Directors.

From May through August 2003, we issued an aggregate 2,621,000 shares of our common stock upon conversion and surrender of 2,621 shares of preferred stock by the holders thereof.

In April 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of our common stock and tendered payment in the amount of $200,000 ($0.20 per share).

The Company used $217,000 of the proceeds from the April 2003 private placement and warrant excercise to make payments pursuant to creditor agreements, as described in Note 5 to the consolidated financial statements.

None of the above sales of securities involved the use of an underwriter and except as indicated no commissions were paid in connection with the sale of any securities. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof or, with respect to the conversion of the preferred stock,
Section 3(a)(9) thereof, and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that the offeree or investor is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated (some of whom were existing stockholders of us at the time of such transaction.) The shares subject to the options have not been registered under the Act.

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

Our principal costs to operate are anticipated to be technical and customer support services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. Subject to receipt or generation of adequate funds, we intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. No assurance can be given that our development and upgrading efforts will be successful or that we will receive or generate the funds necessary therefore. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and we hope will provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues in the three months ended September 30, 2003 (the "2003 third quarter") were $230,000 compared to $285,000 in the three months ended September 30, 2002 (the "2002 third quarter"), representing a decrease of 19%. Revenues of $229,000 during the 2002 third quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 third quarter from recurring revenue sources totaled $149,000 and represented 65% of total revenues. Revenues from non-recurring sources totaled $81,000 and were related to implementation, development, support and other fees.

Revenues in the nine months ended September 30, 2003 (the "2003 nine months") were $574,000 compared to $938,000 in the nine months ended September 30, 2002 (the "2002 nine months"), representing a decrease of 39%. Revenues of $822,000 during the 2002 nine months were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 nine months from recurring revenue sources totaled $462,000 and represented 80% of total revenues. Revenues from non-recurring sources totaled $112,000 and were related to implementation, development, support and other fees.

COST OF REVENUES

Cost of revenues in the 2003 third quarter was $115,000, compared with $446,000 in the 2002 third quarter, representing a decrease of 74%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased by 68% to $33,000 for the 2003 third quarter compared with $103,000 for the 2002 third quarter. Transaction processing expenses were eliminated in the 2003 third quarter compared to $86,000 in the 2002 third quarter. Customer support operations expense decreased by 60% to $80,000 in the 2003 third quarter from $198,000 in the 2002 third quarter. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 97% to $2,000 in the 2003 third quarter from $59,000 in the 2002 third quarter. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

Cost of revenues in the 2003 nine months was $489,000, compared with $1,469,000 in the 2002 nine months, representing a decrease of 69%. Data center expenses decreased by 56% to $157,000 for the 2003 nine months compared with $359,000 for the 2002 nine months. Transaction processing expenses were $2,000 in the 2003 nine months compared to $359,000 in the 2002 nine months, nearly a 100% decrease. Customer support operations expense decreased by 55% to $292,000 in the 2003 nine months from $642,000 in the 2002 nine months. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 81% to $38,000 in the 2003 nine months from $201,000 in the 2002 nine months. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

OPERATING EXPENSES

Research and development expenses were $10,000 in the 2003 third quarter, compared with $54,000 in the 2002 third quarter, representing a decrease of 81%. Research and development expenses were $24,000 in the 2003 nine months, compared with $230,000 in the 2002 nine months, representing a decrease of 90%. Research and development expenses are comprised of personnel costs and related expenses. Research and development efforts were substantially curtailed at the beginning of 2003, while the 2002 costs were related to continuous incremental enhancements to our proprietary software system. Software development expenses of $95,000 and $266,000 were capitalized during the 2002 third quarter and 2002 nine months, respectively for development efforts required to comply with provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). In December 2002, we terminated the ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative and we recognized an impairment charge at that time. During early 2003, we began development of the alternative HIPAA remediation project and capitalized development costs of $27,000 and $43,000 during the 2003 third quarter and 2003 nine months, respectively.

Selling, general and administrative expenses were $308,000 in the 2003 third quarter, compared with $441,000 in the 2002 third quarter, a decrease of 30%. Selling, general and administrative expenses were $1,125,000 in the 2003 nine months, compared with $1,728,000 in the 2002 nine months, a decrease of 35%. The reductions are a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $162,000 was recorded in the 2002 nine months pursuant to a severance agreement with our former chief executive officer, of which $50,000 related to the issuance of options and warrants. A one-time charge of $195,000 was recorded in the 2003 nine months for services performed by two of our directors outside of their director duties, of which $180,000 related to the issuance of warrants.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 and $14,000 was incurred in the 2003 third quarter and 2003 nine months, respectively, on financing fees and affiliate debt compared with $6,000 and $15,000 in the 2002 third quarter and 2002 nine months, respectively. A $916,000 gain on settlement of liabilities was recognized during the 2003 nine months related to settlement agreements with several creditors. A loss on sale of assets of $31,000 in the 2003 third quarter and 2003 nine months related to the retirement of certain assets during relocation of the Company's offices. A gain on sale of assets of $640,000 in the 2002 third quarter and 2002 nine months was related to the sale of certain assets on September 11, 2002 as previously described.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,002,000 in the 2003 nine months was primarily related to a net loss of $193,000, a reduction of $3,000 in the allowance for doubtful accounts, changes in working capital of $182,000, and a non-cash gain of $916,000 from settlement of liabilities offset by depreciation of $81,000, a non-cash loss of $31,000 from sale of assets, and non-cash expense of $180,000 from issuance of options and warrants. Net cash used in operating activities of $1,879,000 in the 2002 nine months was primarily related to net losses of $1,864,000, net of the $640,000 gain on sale of assets, less: depreciation of $370,000, provision of $13,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants, and net changes in working capital of $189,000.

Net cash used in investing activities in the 2003 nine months of $87,000 related to the cost of software development capitalized during the year of $43,000 plus the purchase of software of $20,000 and leasehold improvements of $26,000, less $2,000 proceeds from sale of assets. Net cash provided in the 2002 nine months by investing activities was $355,000, comprised of $640,000 net proceeds from the sale of assets, less $19,000 used for the purchase of property and equipment and $266,000 for the capitalized cost of software development during the period.

Net cash provided by financing activities in the 2003 nine months was $965,000, of which $932,000 was related to the issuance of common stock and $33,000 related to proceeds of $100,000 from debt financing, offset by $67,000 used to repay debt. Net cash provided by financing activities in the 2002 nine months was $1,469,000 resulting from the issuance of preferred stock for net proceeds of $826,000, the issuance of common stock for net proceeds of $445,000 and proceeds of $610,000 from debt financing, offset by $412,000 used to repay debt.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements past November 30, 2003. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

(b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2003.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS:

         During the quarter ended September 30, 2003, the Company filed a Report on Form 8-K dated August 20, 2003 containing information under item 5.


The following Additional Exhibits are filed herewith:

31.1 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President and Chief Executive Officer

31.2 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Operating Officer and Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Operating Officer and Chief Financial Officer


--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CLAIMSNET.COM INC.
(Registrant)


By:      /s/ Don Crosbie
         -----------------------------
         Don Crosbie
         President and
         Chief Executive Officer

By:      /s/ Paul W. Miller
         ----------------------------
         Paul W. Miller
         Chief Operating Officer and
         Chief Financial Officer



October 29, 2003