Form 10KSB
period 2003-12-31
CLAIMSNET COM INC
filed 2004-03-29
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to ______________

                                    001-14665
                             COMMISSION FILE NUMBER


                               CLAIMSNET.COM INC.

             (Exact name of registrant as specified in its charter)

                   Delaware                                75-2649230
                   --------                                ----------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

                          14860 Montfort Dr., Suite 250
              Dallas, Texas                                  75254
              -------------                                  -----
          (Address of principal                            (Zip Code)
            executive offices)

Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Registrant's revenues for the year ended December 31, 2003: $652,000.

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the closing sales price of $0.40 on the OTC Bulletin Board stock market on February 27, 2004 was $9,480,472.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 23,701,180 shares outstanding as of March 25, 2004.

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

We generate recurring revenue primarily from implementation fees, development fees, license fees, support fees and transaction-based fees. We use the services of certain partners and vendors to assist with the conversion of scanned paper forms, the printing of paper forms from electronic data, and the delivery of certain electronic transactions.

ELECTRONIC CLAIMS PROCESSING MARKET

The healthcare electronic claims processing market, including dental claims, has been estimated by Faulkner & Gray's Health Data Directory, an industry publication, to include over 4.7 billion healthcare claim and HMO encounter form or claim submissions in 1999 (the most recent data available), of which, approximately 1.7 billion claims were submitted on paper forms. Health Data Management estimates that electronic claims processing was used to process approximately 43% of all medical outpatient claims and 17% of all dental claims in 1999.

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

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information". All healthcare organizations are effected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations. The provisions must be implemented by all entities no later than October 2004. The provisions relating to standards for privacy were implemented in April 2003 for large organizations and must be implemented by April 2004 for small organizations. The provisions relating to security must be implemented by April 2005 for large organizations and April 2006 for small organizations. The provisions relating to national provider identifiers must be implemented by May 2007 for large organizations and May 2008 for small organizations.

We believe that the convergence of HIPAA mandates and the proliferation of internet technology will cause sweeping changes in the health care industry. At a minimum, it will cause all payers to implement secure electronic transaction processing capabilities for a full menu of administrative transactions. We expect the universal availability of data exchange between healthcare organizations to generate growth in the healthcare EDI industry. If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, we believe our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

BUSINESS STRATEGY

Our business strategy is as follows:

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

MARKETING EFFORTS

We began in October 2002 to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily payers, third party administrators, and provider networks. The direct sales organization currently consists of two representatives.

In support of our marketing strategy, we are a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation's healthcare payers.

Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including:

o arrangements entered into in 2000, 2003 and 2004 with business-to-business healthcare transaction service providers and application service providers such as Synertech Systems, Inc., Plexis Healthcare Systems, A&G Healthcare Services and Eldorado Computing, Inc. to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own internet-based service; and
o an agreement entered into in September 2002 with a major healthcare clearinghouse to operate a private-labeled version of our claims processing application for use by certain of their clients, including those clients acquired from us.

RECENT DEVELOPMENTS

In February and March 2004, Elmira United Corporation ("Elmira"), a principal shareholder who as of March 19, 2004, beneficially owned 9,350,000 shares of our common stock, representing 40% of our then issued and outstanding common stock, exercised previously issued warrants to purchase 500,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.20 per share).

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

Our personnel access the web server hosting environment remotely via a secure Virtual Private Network (VPN) for technical operations support. Examples of the type of support provided include migrating Web site changes to production, database administration, and Claims Processing Engine monitoring and management.

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

No significant hardware investment by the customer is required in order to take advantage of our services. We communicate with our payer gateways using our public FTP server with PGP encryption, secure FTP with SSL protocol, secure site-to-site VPN, or point-to-point asynchronous communication protocol. The client extranet system requires the provider to use a 28,800 bps or better asynchronous modem and a PC with Windows 3.11 or higher operating system installed. An Internet Service Provider, such as AT&T Worldnet, America Online or Earthlink, offers local telecommunication to the Internet. Our customers are responsible for obtaining and maintaining their Internet Service Provider connection.

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

CUSTOMERS

We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from two customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer, the clearinghouse partner who acquired certain of our business assets in September 2002, represented 69% and 23% of our revenues for 2003 and 2002, respectively, and revenues received from another customer represented 24% and 9% of our 2003 and 2002 revenues, respectively.

We enter into agreements with our clients. Generally, such agreements protect our intellectual property rights and define the financial terms of our relationship. We require each healthcare provider using our services to enter into an agreement, usually by agreeing to abide by the terms of our standard license agreement via our website. We also enter into agreements with the commercial medical and dental payers or clearinghouses to which we submit processed claims. Generally, such agreements provide for setup fees, recurring flat rate fees, and transaction fees to be received by us for certain transactions, and transaction fees to be paid by us for other transactions.

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

There can be no assurance that we will secure any additional alliances or joint venture relations, or if we do, that such alliances or joint venture relationships will result in material revenues or be profitable.

2. We also maintain a direct sales force, currently two persons, and have launched an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. We continue to review and assess sales and marketing policies to enable us to accelerate revenue growth. However, there can be no assurance that such efforts will be successful.

COMPETITION

Several large companies such as WebMD, McKesson, National Data Corporation, PerSe Technologies, and ProxyMed dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims many of which are larger and have greater financial resources than we do.

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

We believe that the flexibility, configurability, and operational efficiency of our claims processing system will allow us to compete effectively in the payer market and to partner with clearinghouses and other vendors in the provider market. We anticipate that competition will increase in the processing of claims on the Internet. No assurance can be given that any significant revenues will result or that we will successfully compete in any market in which we conduct or may conduct operations.

EMPLOYEES

As of December 31, 2003, we had a total of 11 full-time employees, two of whom were executive officers, five were technical and service personnel, three were sales and marketing personnel, and one was administrative personnel. None of our employees is represented by a labor organization. Most of our employees have been granted incentive stock options and we believe that our relations with our employees are satisfactory.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent auditors with respect to our financial statements as of December 31, 2003 and the year then ended has been qualified with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through April 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 1999, 2000, 2001, 2002 and 2003, we incurred net losses of $(8,558,000), $(17,695,000),
$(5,194,000), $(2,927,000) and $(535,000) respectively. As of December 31, 1999,
2000, 2001, 2002 and 2003, we had working capital (deficits) of $6,113,000, $(1,348,000), $(535,000), $(1,238,000) and $(419,000) respectively. We generated revenues of $414,000, $1,602,000, $1,336,000, $1,104,000 and $652,000 for the
years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--In General."

TWO CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND WE ENTERED INTO AN AGREEMENT IN 2002 WHICH HAS HAD A NEGATIVE IMPACT ON OUR NEAR TERM REVENUES

Revenues from two customers represented a significant portion of the Company's total revenues during the last two years. Revenues received from one customer, the clearinghouse partner who acquired certain of our business assets in September 2002, represented 69% and 23% of our revenues for 2003 and 2002, respectively, and revenues received from another customer represented 24% and 9%, respectively, of our 2003 and 2002 revenues.

In September 2002, we sold certain assets consisting primarily of customer contracts (the "Assigned Contracts") and the related revenue streams thereunder, which generated 76% of our total revenues for 2002, to a customer and clearinghouse partner. At the same time, we also entered into an agreement with the acquirer granting it a limited, non-exclusive license to use our software to service certain of their customers, including the Assigned Contracts. We are entitled to receive fees under the agreement; however, the acquirer has the right to terminate the contracts or transition some or all of the customers off of the licensed software, in which case we would no longer receive ongoing license fees for those customers. In any event, the license fee revenues are less than the fees formerly generated by the Assigned Contracts. The transaction has, therefore, had a material adverse effect on our near term financial results.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through April 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:

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

BECAUSE OUR OPERATIONS HAVE BEEN LIMITED, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

Although we have been operating since April 1997, we are prone to all of the risks inherent to the establishment of a new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. From March 1997 until September 2002, we operated as a full service clearinghouse serving primarily healthcare providers. In September 2002, we sold our healthcare provider clearinghouse service contracts to a strategic partner to generate cash, simplify our operations, and focus our attention on the payer market. We endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We have recently changed our sales and marketing strategy. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:

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

WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL

In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:

o our ability to satisfy capital requirements in an investment climate that has been more reluctant generally to invest in "Internet" companies,

o our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,

o    our ability to introduce new sites, services and products,

o our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

o the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,

o    price competition or price increases in our industry,

o the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,

o our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

o    the amount of traffic on our Web site,

o the incurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,

o the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,

o our ability to comply with existing and added government regulation such as HIPAA, and

o general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.


If we are unable to handle or satisfactorily respond to these factors, the market price of our common stock would likely be materially adversely affected.

OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS

In 2002, we modified our marketing strategy from heavy reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to payers and healthcare providers to a two-fold approach that also includes a direct sales and marketing campaign to the PPO, HMO, TPA and Medical Insurance Carrier marketplace. To penetrate our market we will have to exert significant efforts and devote material resources to create awareness of and demand for our products and services. No assurance can be given that our strategic partners will devote significant efforts and resources to, and be successful in, these marketing services or that they will result in material sales of our products and services. No representation can be made that our strategy will prove successful or that we will have adequate resources to support direct marketing of our products and services. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services will have a material adverse effect on our business, prospects, financial condition, and results of operations.

IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS OR MAINTAIN COMPLIANCE WITH REGULATORY REQUIREMENTS

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site and processing system. We are currently processing less than 10 million medical claims per year in an industry that processes approximately 4.7 billion claims annually. If the volume of traffic on our Web site or the number of claims submitted by customers substantially increases, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. We operate in an industry that is undergoing change due to increasing regulatory requirements, some of which require us to upgrade our systems. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

BECAUSE WE DEPEND UPON ONLY TWO SITES FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS

Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, TX. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Further, we maintain copies of our system and backup copies of our data at off-site locations for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, terrorist attacks, and similar events. Our proprietary software serving our largest customer currently resides solely on the customer's servers, in which case we are reliant on the customer to ensure a secure, efficient and uninterrupted operation of computer and communication systems. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE RELY ON INTERNALLY DEVELOPED ADMINISTRATIVE SYSTEMS THAT ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE

Some of the systems and processes used by our business office to prepare information for financial, accounting, billing, and reporting, are inefficient and require a significant amount of manual effort. For example, our systems require cumbersome data manipulation using spreadsheets in order to prepare information for both billing and client reporting purposes. These inefficiencies may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to continue to upgrade and expand our administrative systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our reporting methods, although we are unable to predict whether these upgrades will improve our competitive position or whether we will have sufficient resources to implement these upgrades.

WE HAVE LIMITED SENIOR MANAGEMENT RESOURCES, AND WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL; WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH WITH OUR LIMITED RESOURCES

Our senior management currently consists of Don Crosbie, our President and Chief Executive Officer, and Paul Miller, our Chief Financial Officer, and Gary Austin, our Chief Operating Officer. We have undergone a number of staffing reductions since June 2000, requiring remaining employees to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected.

BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL

We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprising of Don Crosbie, our President and Chief Executive Officer, Paul Miller, our Chief Financial Officer, Gary Austin, our Chief Operating Officer, and Scott Spurlock, our Vice President of Development, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS

Our business is based in large part upon the proprietary nature of our services and technologies. Accordingly, our ability to compete effectively will depend on our ability to maintain the proprietary nature of these services and technologies, including our proprietary software and the proprietary software of others with which we have entered into software licensing agreements. We hold no patents and rely on a combination of trade secrets and copyright laws, nondisclosure, and other contractual agreements and technical measures to protect our rights in our technological know-how and proprietary services. In addition, we have been advised that trademark and service mark protection of our corporate name is not available. We depend upon confidentiality agreements with our officers, directors, employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations. We believe that our services are not subject to any infringement actions based upon the patents or copyrights of any third parties; however, our know-how and technology may in the future be found to infringe upon the rights of others. Others may assert infringement claims against us, and if we should be found to infringe upon their patents or copyrights, or otherwise impermissibly utilize their intellectual property, our ability to continue to use our technology could be materially restricted or prohibited. If this event occurs, we may be required to obtain licenses from the holders of their intellectual property, enter into royalty agreements, or redesign our products so as not to utilize their intellectual property, each of which may prove to be uneconomical or otherwise impossible. Licenses or royalty agreements required in order for us to use this technology may not be available on terms acceptable to us, or at all. These claims could result in litigation, which could materially adversely affect our business, prospects, financial condition, and results of operations.

BECAUSE WE ARE NOT CURRENTLY PAYING CASH DIVIDENDS, INVESTORS MAY HAVE TO SELL OUR SHARES IN ORDER TO REALIZE THEIR INVESTMENT

Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factor that the board of directors decides is relevant. In view of our losses and substantial financial requirements, we will not be in a position to pay cash dividends at any time in the reasonable future. Holders of our common stock may have to sell all or a part of their shares in order to recover all or a part of their investment.

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

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW GENERALLY AND SPECIFICALLY IN THE HEALTH CARE INDUSTRY

Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by submitters of medical claims and related transactions. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a comparatively recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and few services and products have generated profits. For us to be successful, the healthcare community must accept and use novel and cost efficient ways of conducting business and exchanging information.

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

WE HAVE NOT COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

Based on total assets and annual revenues for the fiscal year ended in 2003, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.

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

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE

The market price of our common stock has experienced, and may continue to experience, significant volatility. Our operating results, announcements by us or our competitors regarding acquisitions or dispositions, new procedures or technology, changes in general conditions in the economy, and general market conditions have caused and could in the future cause the market price of our common stock to fluctuate substantially. The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' common stock and have often been unrelated to the operating performance of these companies. There are many days on which there are no trades or a low volume of trades of our common stock and the lack of trading volume may contribute to the volatility of the market price of our common stock.

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

As a result and the fact that our common stock trades below $5.00 per share, our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers as defined under applicable rules and institutional accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As a result, the ability of broker-dealers to sell our common stock and the ability of purchasers of our stock to sell their shares in the secondary market is materially adversely affected.

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

CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS, AND INCORPORATES BY REFERENCE, FORWARD-LOOKING STATEMENTS REGARDING OUR PLANS AND OBJECTIVES FOR THE FUTURE. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS THAT INVOLVE NUMEROUS RISKS AND UNCERTAINTIES. OUR PLANS AND OBJECTIVES ARE BASED ON A SUCCESSFUL EXECUTION OF OUR OPERATIONAL AND EXPANSION STRATEGY AND ARE BASED UPON A NUMBER OF ASSUMPTIONS, INCLUDING ASSUMPTIONS RELATING TO THE GROWTH IN THE USE OF THE INTERNET AND THAT THERE WILL BE NO UNANTICIPATED MATERIAL ADVERSE CHANGE IN OUR OPERATIONS OR BUSINESS. THESE ASSUMPTIONS INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, POLITICAL, COMPETITIVE, AND MARKET CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND OUR CONTROL. ALTHOUGH WE BELIEVE THAT THE ASSUMPTIONS UNDERLYING OUR FORWARD-LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE. THE FORWARD-LOOKING STATEMENTS INCLUDED, OR INCORPORATED BY REFERENCE, IN THIS REPORT MAY PROVE TO BE INACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD NOT REGARD THESE STATEMENTS AS REPRESENTATIONS BY US OR ANY OTHER PERSON THAT WE WILL ACHIEVE OUR OBJECTIVES AND PLANS.


ITEM 2. PROPERTIES

We currently sublease 4,703 square feet of office space at a rent of approximately $3,900 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The sublease expires May 31, 2006. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $5,000 per month The Planet Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on July 31, 2004. No assurance can be given that an extension can be obtained without a material cost increase.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any litigation proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com traded on the Nasdaq SmallCap Market under the symbol "CLAI" and on the Boston Stock Exchange under the trading symbol "CLA" for the period from April 6, 1999 to March 5, 2002. The Common Stock of Claimsnet.com traded on the OTC Bulletin Board under the symbol "CLAI.OB" and on the Boston Stock Exchange under the trading symbol "CLAI" from March 6, 2002 to August 4, 2003. Since August 5, 2003 the Common Stock of Claimsnet.com has traded only on the OTC Bulletin Board under the symbol "CLAI.OB". The following table sets forth, for the fiscal periods indicated, the quarterly high and low per share sales prices, as reported by Nasdaq through March 5, 2002 and the high and low bid prices as reported by the National Association of Securities Dealer, Inc. Electronic Bulletin Board for the period from March 6, 2002 through December 31, 2003:

                                                              HIGH       LOW
                                                            --------   --------
              2002
              January 1, 2002 to March 5, 2002              $ 0.980    $ 0.290
              March 6, 2002 to March 31, 2002                 0.420      0.200
              Three months ended June 30, 2002                0.410      0.150
              Three months ended September 30, 2002           0.300      0.050
              Three months ended December 31, 2002            0.250      0.050

              2003
              Three months ended March 31, 2003               0.240      0.080
              Three months ended June 30, 2003                0.500      0.080
              July 1, 2003 to August 4, 2003                  0.400      0.210
              August 5, 2003 to September 30, 2003            0.260      0.140
              Three months ended December 31, 2003            0.530      0.170

The high bid for the Common Stock on the OTCBB on March 19, 2004 was $0.40 per share. As of December 31, 2003, there were 124 holders of record of the Common Stock.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors determines to be relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by Item 201(d) of Regulation S-B is disclosed in Item
11.

RECENT SALES OF UNREGISTERED SECURITIES

In February and March 2004, Elmira United Corporation ("Elmira"), a principal shareholder who as of March 19, 2004, beneficially owned 9,350,000 shares of the Company's common stock, representing 40% of the Company's then issued and outstanding common stock, exercised previously issued warrants to purchase 500,000 shares of the Company's common stock and tendered payment in the amount of $100,000 ($0.20 per share).

During 2003, we completed the private placement of 3,800,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to us of $683,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 3,800,000 shares of common stock.

These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. The investors included National Financial Corporation, a related party which purchased both 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock for net proceeds of $20,000 and retirement of debt of $50,000; Elmira, our principal shareholder, which purchased 2,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock for net proceeds of $425,000; a 5% shareholder who purchased 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock for retirement of debt plus accrued interest of $20,000, and a director of the Company who purchased 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock for net proceeds of $25,000 and payment of accrued interest of $5,000.

From May through August 2003, we issued an aggregate 2,701,000 shares of our common stock upon conversion and surrender of 2,701 shares of preferred stock by the holders thereof.

In April and October 2003, Elmira exercised previously issued warrants to purchase 1,875,000 shares of our common stock for $375,000 ($0.20 per share).

From June through December 2002, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007. Included in the investors was Elmira, which purchased 1,750,000 shares of common stock plus warrants to acquire an additional 1,750,000 shares of common stock.

In October 2002, pursuant to a commitment in June 2002, we issued and sold to four Directors at a price of $300 per share (an aggregate of $50,000), an aggregate of 167 shares of Series E Preferred Stock, convertible into 166,667 shares of common stock. The terms were set by a committee of disinterested directors.

In May 2002, we completed the sale of 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share for net proceeds of $826,000. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, a Director, 565 shares of Series D Preferred Stock purchased by Mr. Dubach, a Director, 1,600 shares of Series D Preferred Stock purchased by Elmira, our principal shareholder, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, was the corporate secretary.

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

The offer and sale of the securities in each of the foregoing transactions were exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder. Each of the investors in such private placements provided representations to us that the investor is an "accredited investors," as defined in Rule 501 under the Act. Each investor was afforded the right to conduct a complete due diligence review of us and the opportunity to ask questions of, and receive answers from, our management.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.


IN GENERAL

As of December 31, 2003, we had a working capital deficit of $(419,000) and stockholders' deficit of $(354,000). We generated revenues of $652,000 for the year ended December 31, 2003. We have incurred net losses since inception and had an accumulated deficit of $(42,959,000) at December 31, 2003. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2003, net cash used in operating activities was $1,177,000.

We have been in existence since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased for the year ended December 31, 2002 due to staffing and other cost reductions. Further expense reductions were effected during the year ended December 31, 2003. In 2002 we recognized a significant gain on sale of certain business assets. Accordingly, we believe that, at our current stage of operations, period-to-period comparisons of results of operations are not meaningful.


PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

During 2003, we completed the private placement of 3,800,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to us of $683,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 3,800,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related entity, for net proceeds of $20,000 and retirement of debt of $50,0002,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock purchased by Elmira, which owned at the time and continues to own more than 5% of the outstanding shares of our common stock for net proceeds of $425,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by a 5% shareholder for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director for net proceeds of $25,000 and payment of accrued interest of $5,000.

In November 2003, the Company issued 9,000 shares of common stock to a non-employee for professional services rendered. The stock was valued at $0.25 per share, the closing price on the date of grant. The Company recognized an expense of $2,250 related to the stock grant.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees at an exercise price of $0.15 per share, and ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties at an exercise price of $0.15 per share. The warrants issued to directors were valued at $0.15 per warrant resulting in a total charge against earnings of approximately $180,000 based on the Black-Scholes valuation method. The warrants were valued using the following assumptions: life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 2.04.

From May through August 2003, we issued an aggregate 2,701,000 shares of our common stock upon conversion and surrender of 2,701 shares of preferred stock by the holders thereof.

Between April and December 2003, Elmira exercised previously issued warrants to purchase 1,875,000 shares of our common stock for $375,000 ($0.20 per share).

We used $217,000 of the proceeds from the April 2003 private placement and warrant exercise to make payments pursuant to creditor agreements, as described in Note I to the consolidated financial statements.

During 2002, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, we also issued warrants to purchase an aggregate of 3,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire between June and December 2007.

In October 2002, we hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, and vest in two equal annual installments in October 2003 and in October 2004.

In October 2002, we issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, were fully vested on the date of grant, expire in September 2007, become exercisable 50% in September 2003 and will become fully exercisable in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The Company recognized an expense of $40,000 related to the warrant grant.

In October 2002, pursuant to a commitment in June 2002, we issued and sold to four Directors at a price of $300 per share (an aggregate of $50,000), an aggregate of 167 shares of Series E Preferred Stock, convertible into 166,667 shares of common stock. The terms were set by a committee of disinterested directors.

In June 2002, we issued one-year warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of ..566). The expense was recognized ratably over the service agreement, June 1, 2002 through August 31, 2002. In October 2002, we entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant expiring June 2007 under similar terms. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized ratably over the service agreement, October 1, 2002 through December 31, 2002.

In May 2002, we completed the sale of 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share for net proceeds of $826,000.

In May 2002, upon election of a new non-employee director to the board, we granted him ten-year options exercisable for 5,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.30 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest in two equal annual installments beginning one year from the date of grant.

In April 2002, we negotiated a severance agreement with Bo W. Lycke, our former Chief Executive Officer, pursuant to which we extended the exercise period for 250,000 stock options and warrants issued to Mr. Lycke in February 2002. The company recorded a $51,000 expense related to the modification of exercise terms.

In February 2002, upon election of two new non-employee directors to the board, we granted ten-year options exercisable for an aggregate of 10,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of

$.35 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest in two equal annual installments beginning one year from the date of grant.

In February 2002, we granted employees the remaining options to purchase an aggregate of 328,842 shares of common stock under our 1997 Stock Option Plan and warrants to purchase an aggregate of 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest 25 % immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

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

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and the rules promulgated thereunder. Each of the investors in such private placements provided representations to us that the investor is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated (some of whom were existing stockholders of us at the time of such transaction.) The shares subject to the options have been registered under the Act.

PLAN OF OPERATIONS

Our business strategy is as follows:

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

We anticipate that our primary source of revenues will be revenue paid by healthcare payers and vendors for private-label or co-branded licenses and services. Historically, our primary source of revenues was fees paid by healthcare providers for insurance claims and patient statement services, and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are anticipated to be technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer's systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. We currently use an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.

SOFTWARE FOR SALE OR LICENSE

We begin capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Capitalized computer software costs include direct labor, and labor-related costs. The software is amortized over its expected useful life of 3 years or the contract term, as appropriate.

Management evaluates the recoverability, valuation, and amortization of capitalized software costs to be sold, leased, or otherwise marketed whenever events or changes in circumstances indicate that the carrying amount on the software may not be recoverable. As part of this review, management considers the expected undiscounted future net cash flows. If they are less than the stated value, capitalized software costs will be written down to fair value.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

Revenues decreased 41% to $652,000 in 2003 from $1,104,000 in 2002. Revenues of $834,000 during 2002 were generated by our internet-based healthcare provider clients under customer agreements, the majority of which were sold in September 2002 to a clearinghouse partner. Revenues of $270,000 during 2002 were generated by clients that were not included in the sale of the agreements. Revenues received from one customer, the clearinghouse partner who acquired certain of our business assets in September 2002, represented 69% and 23% of our revenues for 2003 and 2002, respectively, and revenues received from another customer represented 24% and 9% of our 2003 and 2002 revenues, respectively. Revenues received from McKesson Corporation, a 5% shareholder, represented 6% of our revenues for 2002.

COST OF REVENUES

Cost of revenues were $616,000 in 2003 compared to $1,733,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $187,000 for the year ended December 31, 2003 compared with $341,000 for 2002, a decrease of 45%. Third party transaction processing expenses were $2,000 in 2003 compared to $356,000 in 2002, representing a 99% decrease. Customer support operations expense decreased by 51% to $386,000 in 2003 from $786,000 in 2002. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of customer agreements with a majority of our healthcare provider clients in September 2002. Data center expenses decreased due to the relocation of our servers and the reconfiguration of our server network. Amortization of software and development project amortization was $41,000 in 2003 compared to $250,000 in 2002, representing an 84% decrease. This decrease reflects completion of software development amortization in 2002.

RESEARCH AND DEVELOPMENT

Research and development expenses were $30,000 in 2003, compared with $252,000 in 2002, representing a decrease of 88%. Research and development expenses are comprised of personnel costs and related expenses. Development efforts during 2002 and 2003 were concentrated on enhancements to assure compliance with HIPPA requirements. Development efforts of $55,000 in 2003 and $344,000 in 2002 were capitalized. In December 2002, we terminated our initial HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative in light of our change in business strategy. As a result, we terminated several development employees causing the decline of R&D expense. Additionally, we recognized a charge for in-process development impairment expense of $344,000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $1,412,000 in 2003, compared with $2,300,000 in 2002, a decrease of 39%. The $888,000 decrease is primarily related to reduction in personnel and personnel related expenses.

INTEREST (INCOME) EXPENSE

Interest expense was $18,000 for 2003 compared with $20,000 for 2002. Included in the 2003 expense was $12,000 related to interest on short-term notes payable to related parties compared with $13,000 for 2002. Interest expense of $5,000 in 2003 and $4,000 in 2002 related to other notes payable. Interest of $1,000 and $3,000 respectively was paid to vendors in 2003 and 2002 for financing fees.

GAIN ON SALE OF BUSINESS ASSETS

In 2002 we sold certain business assets consisting primarily of customer contracts and the related revenue streams thereunder and recognized a gain of $640,000 on the sale. In 2002 we also recorded a loss of $22,000 on sales of assets related to a reduction in office space leased. In 2003 we recorded a loss of $27,000 on sale of assets related to the relocation of our offices.

GAIN ON NEGOTIATED SETTLEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2003 net cash used in operating activities of $1,168,000 was primarily attributable to an operating loss of $535,000, adjusted for a gain on settlement of liabilities of $916,000, a loss on sale of assets of $27,000 and warrants issued for services of $182,000, depreciation of $87,000, a decrease in accrued severance of $80,000, an increase in deferred revenue of $160,000 and a change in other working capital accounts of $93,000.

For the year ended December 31, 2002 net cash used in operating activities of $2,422,000 was primarily attributable to an operating loss of $2,927,000, adjusted for a gain on sale of business assets of $640,000, a loss on sale of assets of $22,000 and warrants issued for services of $98,000, depreciation of $474,000, a charge for in-process development impairment expense of $344,000, an increase in accrued severance of $151,000, an increase in deferred revenue of $30,000, and a change in working capital of $26,000.

Net cash used in investing activities was $75,000 in 2003, attributable to proceeds of $6,000 from the sale of assets, offset by $26,000 for the purchase of equipment and leasehold improvements, and $55,000 for capitalized software development costs.

Net cash provided by investing activities was $281,000 in 2002, attributable to proceeds of $643,000 from the sale of assets, offset by $18,000 for the purchase of equipment and $344,000 for capitalized software development costs.

Net cash provided by financing activities in 2003 was $1,156,000 as a result of the private placement of common and preferred stocks for net proceeds of $683,000, exercise of stock warrants for net proceeds of $375,000 and proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt.

Net cash provided by financing activities in 2002 was $1,763,000 as a result of the private placement of common and preferred stocks for net proceeds of $1,610,000 and proceeds of $610,000 from debt financing, offset by $457,000 used to repay debt.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments including the foregoing exercise of warrants by Elmira, will not be sufficient to satisfy our capital requirements through April 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

In February and March 2004, Elmira, our principal shareholder, exercised previously issued warrants to purchase 500,000 shares of the Company's common stock for $100,000 ($0.20 per share).

ITEM 7. FINANCIAL STATEMENTS

Below is an index of financial statements. The financial statements required by this item begin at page F-1 hereof.

                                                                            Page
                                                                            ----
         Independent Auditors' Report of KBA Group LLP                      F-1
         Consolidated Balance Sheet - December 31, 2003                     F-2
         Consolidated Statements of Operations for the Years Ended
              December 31, 2003 and 2002                                    F-3
         Consolidated Statements of Changes in Stockholders' Equity
              (Deficit) for the Years Ended December 31, 2003 and 2002      F-4
         Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2003 and 2002                                    F-5
         Notes to Consolidated Financial Statements                         F-6

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Claimsnet.com, Inc.

     We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a stockholders' deficit at December 31, 2003. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company's near term capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ KBA Group LLP
Dallas, Texas
January 28, 2004, except as to Note M for which the date is March 12, 2004

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (In Thousands, Except Share Data)

                                                                    December 31,
                                                                    ------------
                                                                         2003
                                                                       ---------
                                     ASSETS
CURRENT ASSETS
   Cash and equivalents                                                $     66
   Accounts receivable, net of allowance for doubtful accounts of $9        114
   Prepaid expenses and other current assets                                 56
                                                                       ---------
         Total current assets                                               236

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                         1,077
   Software development costs                                             1,977
   Furniture and fixtures                                                    31
   Office equipment                                                          25
   Leasehold improvements                                                    26
                                                                       ---------
                                                                          3,136
   Accumulated depreciation and amortization                             (3,036)
                                                                       ---------
         Total equipment, fixtures and software, net                        100
                                                                       ---------
TOTAL ASSETS                                                           $    336
                                                                       =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Notes payable to related parties - short term                       $    151
   Accounts payable                                                         162
   Accrued payroll and other current liabilities                            134
   Deferred revenues                                                        208
                                                                       ---------
         Total current liabilities                                          655

LONG TERM LIABILITIES
   Notes payable to related parties - long term                              10
   Notes payable - long term                                                 25
                                                                       ---------
         Total long term liabilities                                         35
                                                                       ---------
         Total liabilities                                                  690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares
     authorized, 720 shares of Series D (liquidation
     preference of $180) and 50 shares of Series E
     (liquidation preference of $15) issued and outstanding                  --
   Common stock, $.001 par value; 40,000,000 shares
     authorized; 23,201,000 shares issued and outstanding                    23
   Additional capital                                                    42,582
   Accumulated deficit                                                  (42,959)
                                                                       ---------
         Total stockholders' deficit                                       (354)
                                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    336
                                                                       =========


               The accompanying notes are an integral part of this
                       consolidated financial statement.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2003              2002
                                                     ---------         ---------
REVENUES                                             $    652          $  1,104

COST OF REVENUES                                          616             1,733
                                                     ---------         ---------
GROSS PROFIT (LOSS)                                        36              (629)
                                                     ---------         ---------
OPERATING EXPENSES:
   Research and development                                30               252
   Impairment  of in-process software development          --               344
   Selling, general and administrative                  1,412             2,300
                                                     ---------         ---------
LOSS FROM OPERATIONS                                   (1,406)           (3,525)
                                                     ---------         ---------
OTHER INCOME (EXPENSE)
   Interest expense-related parties                       (12)              (13)
   Interest expense-other                                  (6)               (7)
   Gain (loss) on sale of business assets                 (27)              618
   Gain on negotiated settlements of liabilities          916                --
                                                     ---------         ---------
         Total other income, net                          871               598
                                                     ---------         ---------

NET LOSS                                             $   (535)         $ (2,927)
                                                     =========         =========

NET LOSS PER SHARE - BASIC AND DILUTED               $  (0.03)         $  (0.24)
                                                     =========         =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED                     19,101            12,241
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

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN
                                        STOCKHOLDERS' EQUITY (DEFICIT)
                                                (In Thousands)

                                  Number of               Number of                                        Total
                                  Preferred                Common                                       Stockholders'
                                    Shares     Preferred   Shares      Common   Additional  Accumulated   Equity
                                 Outstanding   Stock     Outstanding    Stock     Capital     Deficit    (Deficit)
                                 -----------   --------  -----------  ---------  ---------   ---------   ---------
Balances at January 1, 2002              --    $    --       11,141   $     11   $ 39,571    $(39,497)   $     85

Sale of preferred stock                   3         --           --         --        875          --         875

Sale of common stock                     --         --        3,675          4        731          --         735

Issuance of warrants and
options for services                     --         --           --         --         98          --          98

Net loss                                 --         --           --         --         --      (2,927)     (2,927)
                                 -----------   --------  -----------  ---------  ---------   ---------   ---------

Balances at December 31, 2002             3         --       14,816         15     41,275     (42,424)     (1,134)
                                 -----------   --------  -----------  ---------  ---------   ---------   ---------

Sale of common stock                     --         --        3,425          3        680          --         683

Issuance of common stock in
payment of notes payable and
accrued interest                         --         --          375         --         75          --          75

Warrants exercised for common
stock                                    --         --        1,875          2        373          --         375

Preferred stock converted into
common stock                             (2)        --        2,701          3         (3)         --          --

Issuance of common stock for
services                                 --         --            9         --          2          --           2

Issuance of warrants and
options to related parties for
services                                 --         --           --         --        180          --         180

Net loss                                 --         --           --         --         --        (535)       (535)
                                 -----------   --------  -----------  ---------  ---------   ---------   ---------

Balances at December 31, 2003             1    $    --       23,201   $     23   $ 42,582    $(42,959)   $   (354
                                 ===========   ========  ===========  =========  =========   =========   =========


                The accompanying notes are an integral part of these consolidated financial statements

                                                     F-4

                            CLAIMSNET.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In Thousands)

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                         2003       2002
                                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (535)   $(2,927)
   Adjustments to reconcile net loss to net cash
         used by operating activities:
     Depreciation and amortization                                          87        474
     Common stock and warrants issued for services                         182         98
     Provision for doubtful accounts                                        (3)         9
     Write off deferred development costs                                   --        344
     Gain on sale of business assets                                        --       (640)
     Loss on sale and write-off of equipment and fixtures                   27         22
     Gain on negotiated settlement of liabilities                         (916)        --
   Changes in operating assets and liabilities:
     Accounts receivable                                                    40         39
     Prepaid expenses and other current assets                              22         29
     Accounts payable, accrued payroll and other current liabilities      (152)       (51)
     Accrued severance                                                     (80)       151
     Deferred revenues                                                     160         30
                                                                       --------   --------
         Net cash used in operating activities                          (1,168)    (2,422)
                                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and leasehold improvements                        (26)       (18)
   Proceeds from sale of business assets                                    --        640
   Proceeds from sale of property and equipment                              6          3
   Capitalized software development costs                                  (55)      (344)
                                                                       --------   --------
         Net cash (used in) provided by investing activities               (75)       281
                                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes                                                      --         25
   Proceeds from notes - related parties                                   100        585
   Payments of notes - related parties                                      (2)      (457)
   Proceeds from issuance of common and preferred stock                    683      1,610
   Proceeds from exercise of stock warrants                                375         --
                                                                       --------   --------
         Net cash provided by financing activities                       1,156      1,763
                                                                       --------   --------
NET DECREASE IN CASH AND EQUIVALENTS                                       (87)      (378)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                    153        531
                                                                       --------   --------
CASH AND EQUIVALENTS, END OF YEAR                                      $    66    $   153
                                                                       ========   ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                 $     3    $     9
                                                                       ========   ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through
     issuance of common stock                                          $    75    $    --
                                                                       ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                            F-5

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A--ORGANIZATION, BACKGROUND AND LIQUIDITY

Claimsnet.com inc. ("Claimsnet.com" or the "Company") is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the internet. The Company completed an initial public offering in April 1999.

During 2002, the Company sold 3,304 shares of Series D Preferred Stock, convertible into 3,304,000 shares of common stock, to accredited investors at $250 per share, sold 167 shares of Series E Preferred Stock, convertible into 166,667 shares of common stock, to directors of the Company at $300 per share, and sold 3,675,000 shares of common stock to accredited investors at $.20 per share. During 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with National Financial Corp. ("NFC"), a related entity, and repaid an aggregate of $457,000 plus accrued interest at 9.5% thereon. The Company also borrowed $50,000 from an accredited investor and $50,000 from a director of the Company pursuant to unsecured short-term notes bearing interest at 9.5% and $35,000 from two accredited investors pursuant to unsecured long-term notes bearing interest at 8.0%. In September 2002, the Company sold certain assets that generated the majority of its then-recurring revenues. (See Note C).

During 2003, the Company issued an aggregate 2,701,000 shares of common stock upon conversion and surrender of 2,701 shares of preferred stock by the holders thereof, issued 1,875,000 shares of common stock to accredited investors at $.20 per share upon exercise of previously issued warrants, and sold 3,800,000 shares of common stock to accredited investors at $.20 per share. During 2003, the Company borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with NFC, a related entity, and repaid NFC an aggregate of $52,000 plus accrued interest at 9.5%. During 2003, the Company repaid $15,000 plus accrued interest related to an unsecured note payable to a 5% shareholder.

The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2003, the Company generated minimal revenues and relied on an initial public offering, private equity placements, unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. Between January 1, 2004 and March 12, 2004, the Company issued 500,000 shares of common stock to Elmira Corporation at $.20 per share upon exercise of previously issued warrants for net proceeds of $100,000. The Company's business strategy and organization has been modified on several occasions to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through April 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company's operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

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

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


REVENUE RECOGNITION

The Company generally enters into services agreements with its customers to provide access to its software application for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of the Company's software at any time during or at the end of the agreements. The customers either host the application on their own servers or access the Company's hosted software platform via the internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company's software platform (i.e. access to the Company's servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. The Company currently uses an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Previously capitalized software development costs of $1,922,000 were fully amortized as of December 31, 2002. There was no amortization expense related to software development costs capitalized during the year ended December 31, 2003 totaling $55,000 due to the future release dates of the new software. Capitalized computer software costs include direct labor and labor-related costs. The software is amortized after it is put into use over its expected useful life of 3 years.

In December 2002, the Company terminated an ongoing HIPAA remediation in-process development project in order to pursue a more cost-effective development alternative in connection with a change in business strategy. Therefore, in December 2002, the Company recognized a charge for in-process development impairment expense of $344,000.

Management evaluates the recoverability, valuation, and amortization of capitalized software costs to be sold, leased, or otherwise marketed whenever events or changes in circumstances indicate that the carrying amount of the software may not be recoverable. As part of this review, management considers the expected undiscounted future net cash flows. If the cash flows are less than the stated value, capitalized software costs would be written down to fair value.

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $46,000 and $224,000 in 2003 and 2002, respectively.

The Company applies Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." No internal development costs were capitalized in 2003. This software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $41,000 and $250,000 in 2003 and 2002, respectively.

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

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, options and warrants totaling approximately 12,839,539 and 9,537,000 shares at December 31, 2003 and 2002, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company's comprehensive net loss is equal to its net loss for both years presented.

STOCK-BASED COMPENSATION

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Under APB 25, the Company recognizes no compensation expense related to employee stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services," for equity instruments granted to non-employees.

SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company's computations for employee grants were made using a Black-Scholes model using the following assumptions: 2003- expected life of ten years; risk free rate of 3.5%; no dividends during the expected life; and a volatility of 2.04%; 2002 - expected life, five to ten years; risk free rate of 2.5%; no dividends during the expected life; and a volatility of 2.8%.

If the computed fair values of all the Company's stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net loss would have been:

                                                                        Year Ended December 31,
                                                                             2003     2002
                                                                           -------  -------
     Net loss (thousands)
              As reported                                                  $  535   $2,927
              Add: Stock-based compensation expense included in net loss       --       --
              Deduct: Stock-based compensation expense
              determined under the fair value based method                    117      368
                                                                           -------  -------
              Pro forma                                                    $  652   $3,295
                                                                           =======  =======
     Loss per share
              As reported                                                  $ 0.03   $ 0.24
              Pro forma                                                    $ 0.03   $ 0.25

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

The Company operated during the two years presented in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information".

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Revenues from two customers represented a significant portion of the Company's total revenues during 2003 and 2002. Revenues received from one customer, the clearinghouse partner who acquired certain of the Company's business assets in September 2002, represented 69% and 23% of the Company's revenues for 2003 and 2002, respectively, and revenues received from another customer represented 24% and 9%, respectively, during 2003 and 2002.

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to customer programs and incentives including expected customer business arrangement periods, bad debts, intangible assets, and contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates could change based on changing historical experience and changes in circumstances and assumptions. Actual results could vary from the estimates that were used.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $40,000 and $20,000 were incurred for the years ended December 31, 2003 and 2002, respectively.

RECLASSIFICATIONS

Certain items recorded in the 2002 statements of operations and cash flows have been reclassified to conform with the 2003 presentation.

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

The Company and Purchaser also entered into an Affiliate and Partner Services and License Agreement dated September 11, 2002, pursuant to which (i) the Company and Purchaser have agreed to provide certain administrative and support services

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE C--SALE OF ASSETS (CONTINUED)

for each other in connection with each other's customers, including without limitation the customers under the Assigned Contracts, in each case pursuant to an agreed upon fee schedule, (ii) the Company has agreed to assist Purchaser in establishing a "hot-site" which will permit Purchaser to run from its own hardware platform, the Company's software application to service Purchaser's customers, and (iii) the Company granted Purchaser a limited, non-exclusive, 5-year license to use the Company's software application at its "hot-site". The Company is entitled to receive fees for its services and use of the Company's software application unless and until the occurrence of certain bankruptcy and liquidation events set forth in such agreement in respect of the Company. In addition to the transaction fees, the Company is also recognizing the $50,000 of deferred revenue ratably over the term of the agreement.

The Company and Purchaser also entered into a Preferred Escrow Agreement with DSI Technology Escrow Services, Inc., pursuant to which the Company has deposited into escrow its proprietary claims processing software and related materials for potential release to Purchaser for use pursuant to a limited, non-exclusive license upon the occurrence of certain bankruptcy and liquidation events.

NOTE D--INCOME TAXES

There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2003 and 2002.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:

                                                      Year Ended December 31,
                                                       2003            2002
                                                   -------------   -------------
Benefit computed at federal statutory rate         $   (182,145)   $   (995,180)
Permanent differences                                    99,146          93,775
State income tax benefit, net of federal
     tax effect at state statutory rate                 (14,922)        (83,419)
Increase in valuation reserve                           230,977         946,016
Change in prior year estimate                          (130,570)             --
Other                                                    (2,486)         38,808
                                                   -------------   -------------
                                                   $         --    $         --
                                                   =============   =============


The components of the deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                       2003             2002
                                                   -------------   -------------
Deferred tax assets:
  Net operating loss carryforwards                 $ 15,240,798    $ 15,335,262
  Fixed assets                                           39,044              --
  Allowance for doubtful accounts                         3,397          12,898
  Deferred revenue                                       76,621          17,504
  Other                                                  24,166           2,211
                                                   -------------   -------------
Total deferred tax assets                            15,384,026      15,367,875
Valuation allowance for deferred tax assets         (15,384,026)    (15,153,049)
                                                   -------------   -------------
                                                             --         214,826
Deferred tax liabilities:
  Fixed assets                                               --        (214,826)
                                                   -------------   -------------
Deferred income tax assets, net of
  deferred tax liabilities                         $         --    $         --
                                                   =============   =============

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE D--INCOME TAXES (CONTINUED)

At December 31, 2003, the Company has approximately $41,000,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $10,600,000 of state net operating losses as of December 31, 2003.

As a result of stock issued during 2000, 2001, 2002 and 2003, the Company may have experienced an ownership change as defined in Internal Revenue Code section
382. As a result, the Company's ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.

NOTE E--RELATED PARTY TRANSACTIONS

In June 2003, the Company issued warrants to two directors as compensation for services outside of their director duties. (See Note F).

In May 2003, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with NFC. In June 2003, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $32,000 by issuing 160,000 share of Company common stock and warrants to purchase 160,000 shares of Company common stock. Also in June 2003, an aggregate of $2,000 plus accrued interest on the note was paid. The unpaid principal amount of $66,000 plus interest is due on demand.

In August 2002, the Company borrowed $50,000 under an unsecured loan agreement with a director of the Company. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. The note holder agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. In August 2003, the Company paid $5,000 accrued interest thereon by issuing to the shareholder 25,000 shares of Company common stock and warrants to purchase 25,000 shares of Company common stock. The unpaid principal amount of $50,000 plus interest is due on demand

In August 2002, the Company borrowed $50,000 under an unsecured loan agreement with a 5% shareholder of the Company. Principal and interest, at 9.5% per annum on the unpaid principal, was due on September 30, 2002. The note holder agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. In June 2003, the Company retired a portion of this loan, in the principal amount of $15,000 plus $5,000 accrued interest thereon by issuing to the shareholder 100,000 shares of Company common stock and warrants to purchase 100,000 shares of Company common stock. The unpaid principal amount of $35,000 plus interest is due on demand.

In October 2002, based upon the determination of the committee of disinterested directors as to the terms, the Company completed the private placement to four directors of an aggregate of 167 shares of Series E Preferred Stock at the rate of $300 per share for net proceeds of $50,000.

In February, March, April and June 2002, the Company borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with NFC. In February, May, August and September 2002, the Company fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. An unpaid principal amount of $63,000 plus interest was due on September 30, 2002. NFC agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand. In October and December 2002, upon the demand of NFC, the Company repaid the remaining principal on one note and partially repaid the remaining note in the aggregate amount of $45,000 plus accrued interest thereon and in June 2003, the Company repaid the remaining principal amount of $18,000 by issuing to the shareholder 90,000 shares of Company common stock and warrants to purchase 90,000 shares of Company common stock. Also in June 2003, all accrued interest on the note was paid.

NOTE F--STOCKHOLDERS' DEFICIT

During 2003, the Company completed the private placement of 3,800,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds of $683,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 3,800,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by NFC for net proceeds of $20,000 and retirement of debt of $50,000; 2,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock purchased by Elmira United Corporation ("Elmira"), which owned at the time more than 5% of the outstanding shares of our common stock for net proceeds of $425,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by a 5% shareholder for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director of the Company for net proceeds of $25,000 and payment of accrued interest of $5,000.

In November 2003, the Company issued 9,000 shares of common stock to a non-employee for professional services rendered. The stock was valued at $0.25 per share, the closing price on the date of grant. The Company recognized an expense of $2,250 related to the stock grant.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees at an exercise price of $0.15 per share. In June 2003, the Company issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties at an exercise price of $0.15 per share. The 1,200,000 warrants were valued at $0.15 per warrant resulting in a total charge against earnings on the date of grant of approximately $180,000 based on the Black-Scholes valuation method. The warrants were valued using the following assumptions: expected life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 2.04.

From May through August 2003, the Company issued an aggregate 2,701,000 shares of common stock upon conversion and surrender of 2,584 shares of Series D and 117 shares of Series E preferred stock by the holders thereof.

Between April and December 2003, Elmira, a 5% shareholder, exercised previously issued warrants to purchase 1,875,000 shares of the Company's common stock for $375,000 ($0.20 per share).

The Company used $217,000 of the proceeds from the 2003 private placement and warrant exercise to make payments pursuant to creditor agreements, as described in Note I to the consolidated financial statements.

During 2002, the Company completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $735,000. In connection with the private placement, the Company also issued five-year warrants to purchase an aggregate of 3,675,000 shares of common stock at $0.20 per share which warrants expire between June and December 2007.

In October 2002, the Company hired a new president and chief executive officer and issued him five-year warrants to acquire an aggregate of 200,000 shares of common stock at an exercise price of $0.20 per share, which vest 50% in October 2003 the rest in October 2004.

In October 2002, the Company issued five-year warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, and become exercisable 50% in September 2003 and fully in September 2004. The warrants were valued at $0.08 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized on the date of the grant.

In October 2002, based upon the determination of the committee of disinterested directors as to the terms, the Company completed the private placement to four directors an aggregate of 167 shares of Series E Convertible Redeemable Preferred Stock (the "Series E Preferred Stock") at the rate of $300 per share. The Series E Preferred Stock was issued at a stated value of $300 per share. Each share of Series E Preferred Stock may be converted into 1,000 shares of common stock at the election of the holder. The Company has the right, but not the obligation, to redeem all or any portion of the Series E Preferred Stock in the event that the closing sale price of the Company's common stock exceeds $.60 for twenty of any thirty consecutive trading days. The Series E Preferred Stock does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company. Holders of the Series E Preferred Stock have the right to vote together with the holders of common stock on an as converted basis.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


In June 2002, the Company issued one-year warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share. The warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of one year, risk free rate of 2.12%, no dividends during the term, and a volatility of ..566). The expense was recognized on the date of the grant. In October 2002, the Company entered into a new professional service agreement for the period October 1, 2002 through December 31, 2002 and agreed to cancel the original warrant and issue a replacement warrant under similar terms, except that the expiration date of the warrants was extended to June 2007. The new warrants were valued at $0.07 per share based on the Black-Scholes valuation method (using the following assumptions: life of five years, risk free rate of 2.68%, no dividends during the term, and a volatility of .752). The expense was recognized on the date of the grant.

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

In May 2002, upon election of a new non-employee director to the board, the Company granted ten-year options exercisable for 5,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.30 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% one each of the first two anniversaries of the date of grant.

In April 2002, the Company negotiated a severance agreement with Bo W. Lycke, the former Chief Executive Officer, pursuant to which the Company extended to February 2012 the exercise period for 250,000 stock options and warrants issued to Mr. Lycke in February 2002, exercisable at an average price of $0.35 per share. The Company recorded a $51,000 expense related to the modification of exercise terms.

In February 2002, upon election of a new non-employee director to the board, the Company granted ten-year options exercisable for 10,000 shares of common stock under the Non-Employee Directors Plan. The option exercise price of $.35 was the fair market value of a share of the outstanding common stock on the date the options were granted. The options vest to the extent of 50% on each of the first two anniversaries of the date of grant.

In February 2002, the Company granted employees the then remaining options to purchase an aggregate of 328,842 shares of common stock under its 1997 Stock Option Plan and warrants to purchase an aggregate of 253,203 shares of common stock in exchange for voluntary salary reductions. The options and warrants contained an exercise price of $0.35 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vested 25% immediately on the date of grant and an additional 25% on each third month anniversary of the date of grant.

In January 2002, the Company granted ten-year employees options under its 1997 Stock Option Plan to purchase an aggregate of 456,000 shares of common stock. The options contain an exercise price of $0.60 per share, the market price on the date of grant, and vested 100% one year from the date of grant.

NOTE G --STOCK BASED COMPENSATION ARRANGEMENTS

The Company's 1997 Plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 1,307,692 shares of common stock. The options are to be issued at fair market value, as defined, and generally vest 25% each anniversary of the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire on termination of employment.

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

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


The following table summarizes the stock option activity under the two Plans related to the Company:

                                                NUMBER       PER SHARE       WEIGHTED
                                              OF SHARES    EXERCISE PRICE     AVERAGE
                                                                           EXERCISE PRICE
                                             ------------   ------------    ----------
     Outstanding options-January 1, 2002         679,600     $0.50-8.80       $ 4.11
         Granted                                 799,842      0.30-0.60         0.49
         Expired                                (418,875)     0.50-8.80         1.96
                                             ------------   ------------    ----------
     Outstanding options-December 31, 2002     1,060,567      0.30-8.00         2.23
         Granted                                      --             --           --
         Expired                                (361,125)     7.00-8.00         2.61
                                             ------------   ------------    ----------
     Outstanding options-December 31, 2003       699,442     $0.30-8.00       $ 2.04
                                             ============   ============    ==========
     Options exercisable-December 31, 2003       691,942     $0.30-8.00       $ 2.60
                                             ============   ============    ==========

Outstanding options as of December 31, 2003, had a weighted average remaining contractual life of approximately 7.4 years. No compensation expense has been recognized for options granted to employees in 2002. There were no stock options granted to employees during 2003. At December 31, 2003, options available for grant under the Company's 1997 Plan were 638,250, and under the Company's Directors' Plan were 331,538.

The following table summarizes the warrant activity related to employee grants:

                                                NUMBER       PER SHARE       WEIGHTED
                                              OF SHARES    EXERCISE PRICE     AVERAGE
                                                                           EXERCISE PRICE
                                             ------------   ------------    ----------
     Outstanding warrants- January 1, 2002        93,250     $  3.00          $ 3.00
         Granted                                 453,203      0.20-0.35         0.28
         Expired                                 (87,226)     0.35-3.00         1.85
                                             ------------   ------------    ----------
     Outstanding warrants-December 31, 2002      459,227      0.20-3.00         0.54
         Granted                               3,450,000        0.15            0.15
         Expired                                (204,284)     0.35-3.00         0.66
                                             ------------   ------------    ----------
     Outstanding warrants-December 31, 2003    3,704,943     $0.15-3.00       $ 0.17
                                             ============   ============    ==========
     Warrants exercisable-December 31, 2003      154,943     $0.20-3.00       $ 0.59
                                             ============   ============    ==========

Outstanding employee warrants as of December 31, 2003, had a weighted average contractual life of approximately 4.4 years. The weighted average fair value of warrants issued during 2003 was $0.15 based on the Black-Scholes value method.

NOTE H--NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTE PAYABLE

       The following is a summary of notes payable at December 31, 2003:

       Note payable to a Director.  Principal due
           on demand; unsecured.  Interest payable at 9.5%.           $  50,000
       Note payable to a 5% shareholder.  Principal due
           on demand; unsecured.  Interest payable at 9.5%.              35,000
       Note payable to NFC, a related party.  Principal due
           on demand; unsecured. Interest payable at 9.5%.               65,704

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


       Note payable to a 5% shareholder. Principal due August 31,
           2005; unsecured.  Interest payable at 8%.                     10,000
       Note payable. Principal due August 31,
           2005; unsecured.  Interest payable at 8%.                     25,000
                                                                      ----------
           Total                                                      $ 185,704
                                                                      ==========

The following are the maturities of notes payable for years ended December 31,

                  2004                                   $  150,704
                  2005                                       35,000
                                                         -----------
                  Total                                  $  185,704
                                                         ===========
NOTE I --GAIN ON SETTLEMENT OF LIABILITIES

During March and April 2003, the Company entered into settlement agreements with various creditors, contingent upon the Company making payment within ten days of the date of agreement. When the agreed payment was made by the Company, each creditor released the Company from all other liabilities. The agreements entered into required payments totaling $217,000 to settle certain accounts payable, accrued severance and accrued acquisition cost liabilities totaling $1,133,000, resulting in a gain on settlement of liabilities totaling $916,000.

NOTE J--COMMITMENTS

The Company leases office space under a lease agreement that expires on May 31, 2006. Rent expense totaled $109,000 and $147,000 for the years ended December 31, 2003 and 2002, respectively. The Company leases servers and Web server management facilities under an agreement that expires in 2004. The Company has also entered into a software license commitment related to HIPAA validation software totaling $20,000 per year that expires in 2006. The Company's aggregate lease and software license commitments are shown below.

                Year ended December 31,
                           2004                      $  63,111
                           2005                      $  67,030
                           2006                      $  15,677

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.

NOTE K--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. The Company has made no contributions to the plan during 2003 or 2002.


NOTE L--FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.

NOTE M--SUBSEQUENT EVENTS

Between January 1, 2004 and March 12, 2004, the Company issued 500,000 shares of common stock to Elmira, a principal shareholder, at $0.20 per share upon exercise of previously issued warrants for net proceeds of $100,000.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE N--RESTATEMENT OF 2003 QUARTERLY FINANCIAL RESULTS

Subsequent to the issuance of the Company's financial results for the quarters ended March 31, June 30, and September 30, 2003, the Company, after consultation with its auditors, determined that certain implementation fees previously reported as revenue during the quarters did not meet the technical requirements to be accounted for as a separate unit of accounting, as defined in the Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and as further clarified by Staff Accounting Bulleting No. 104, "Revenue Recognition", as issued by the SEC on December 17, 2003. As a result, the implementation fees must be recognized as revenue ratably over the expected period of the customer business arrangement.

Accordingly, the consolidated financial statements for the quarters have been restated to defer implementation fees and recognize those fees over the expected life of the customer arrangement. The Company expenses costs related to implementation services as they are incurred. Therefore, the quarterly net income (loss) changed by the same amount as the net revenue deferral. The revenue restatement also resulted in a restatement of deferred revenues on each of the respective balance sheets.

The following table sets forth the Company's restated selected quarterly financial data (unaudited) along with comparative data for the quarter ended December 31, 2003 (unaudited).

                                             Quarter Ended   Quarter Ended   Quarter Ended   Quarter Ended
                                            March 31, 2003   June 30, 2003   September 30,   December 31,
                                                                                 2003             2003
                                             -------------   -------------   -------------   -------------
                                              As Restated     As Restated     As Restated
SELECTED BALANCE SHEET DATA:

Deferred revenues *                          $         56    $         64    $        149    $        208
 Accumulated deficit *                            (42,783)        (42,392)        (42,704)        (42,959)

CONDENSED STATEMENT OF OPERATIONS DATA:

Revenues *                                   $        162    $        168    $        157    $        165
Cost of revenues                                      200             174             115             127
                                             -------------   -------------   -------------   -------------
Gross profit (loss) *                                 (38)             (6)             42              38
Total operating expenses                              321             510             318             293
                                             -------------   -------------   -------------   -------------
Loss from operations *                               (359)           (516)           (276)           (255)
Gain on settlement of liabilities                       4             912              --              --
Other income (expense), net                            (4)             (5)            (36)             --
                                             -------------   -------------   -------------   -------------
Net income (loss) *                          $       (359)   $        391    $       (312)   $       (255)
                                             =============   =============   =============   =============
Net income (loss) per common share - basic
  and diluted *                              $      (0.02)   $       0.02    $      (0.02)   $      (0.01)
                                             =============   =============   =============   =============

*Denotes an item that has been restated for the interim quarters including March 31, June 30 and September 30, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 20, 2003 we discontinued the engagement of Ernst & Young LLP, which served as our independent auditors since 1999. The report issued by Ernst & Young LLP on the financial statements for the year ended December 31, 2001 did not contain an adverse opinion nor a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. The report issued by Ernst & Young LLP on our financial statements for the year ended December 31, 2001 was modified to include an explanatory paragraph describing conditions that raised substantial doubt about our ability to continue as a going concern. Based on the recommendation of our Audit Committee of the Board of Directors, the Board approved the decision to change independent auditors. In connection with its audits for the years ended December 31, 2000 and 2001 and through February 20, 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their report on the financial statements for such years or such interim periods. Ernst & Young LLP furnished us with a letter addressed to the Commission stating that it agrees with the above statements. A copy of such letter, dated February 26, 2003, is filed as Exhibit 1 to the Form 8-K, dated February 26, 2003.

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

On March 14, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity, KBA Group LLP, to be engaged as our independent public accountants. King Griffin & Adamson P.C. had not issued reports on our financial statements for the prior two fiscal periods nor has King Griffin & Adamson P.C. completed any reviews of our interim financial statements since being engaged on February 20, 2003. From February 20, 2003, through March 14, 2003 there were no disagreements with King Griffin & Adamson P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of King Griffin & Adamson P.C., would have caused King Griffin & Adamson P.C. to make reference thereto for such interim periods. King Griffin & Adamson P.C. furnished us with a letter addressed to the Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 14, 2003, is filed as Exhibit
16.1 to the Form 8-K, dated March 17, 2003.

Our Audit Committee approved the engagement of KBA Group LLP and we engaged KBA Group LLP as our new independent public accountants as of March 14, 2003. We allowed KBA Group LLP to review the aforementioned Form 8-K before it was filed with the Commission. King Griffin & Adamson P.C. has not furnished us with a clarification or disagreement with the information set forth herein.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company's management, including the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2003, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company's principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME                   AGE       POSITION
---------              ------    --------------
Don Crosbie             60       President, Chief Executive Officer, Chairman of
                                 the Board of Directors and Class I Director
Paul W. Miller          47       Chief Financial Officer and Class II Director
Gary J. Austin          59       Chief Operating Officer
Alfred Dubach           56       Vice Chairman of the Board of Directors and
                                 Class I Director
John C. Willems, III    48       Class II Director
Jeffrey M. Black        47       Class I Director
Thomas Michel           52       Class II Director
K. Scott Spurlock       36       Vice President of Development

The following is certain summary information with respect to our executive officers, directors and key employees.

DON CROSBIE has served as our President, Chief Executive Officer and Chairman of the Board since October 2002. From July 2001 until October 2002, Mr. Crosbie was President and CEO of Xactimed, a claims processing and clearinghouse company serving the hospital market. In the year he was at Xactimed, it experienced a dramatic turnaround, with revenue growing 150% over the prior year and an operating profit was achieved as compared to a significant operating loss for the prior year. From September 2000 to July 2001, Mr. Crosbie served as CFO and President of North American Operations of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, including media gateways and 2 1/2 and 3 G wireless. He joined Blue Wave with a corporate strategic direction to identify and complete a sale of the company. This was accomplished in July 2001 with the sale of the company to Motorola for $125 million. From September 1999 to June 2000, Mr. Crosbie served as President, COO and CFO of Ypay.com, an internet start up company in the free ISP/media rich advertising space. From June 1997 to December 1998, Mr. Crosbie served as CEO of Rheumatology Research International, a Site Management Organization performing clinical trials for pharmaceutical and biotech companies in pre-FDA approval trials for new arthritis drugs. Prior to Rheumatology Research International, Mr. Crosbie served as founder, Chairman and CEO of ComVest Partners Inc., an institutional research boutique with an emphasis on networking, wireless, voice and remote access; and Executive Vice President and Chief Financial Officer of InterVoice Inc, a high technology provider of customized voice response systems.

PAUL W. MILLER, a Certified Public Accountant, has served as our Chief Financial Officer since November 1997 and as a director since October 2002. Mr. Miller also served as our Chief Operating Officer from October 2000 to March 2004. From March 2002 to October 2002, Mr. Miller also served as our Chief Executive Officer. From September 1995 to October 1997, Mr. Miller served as Chief Financial Officer and Vice President of Quality Management Services for Sweetwater Health Enterprises, Inc., a NCQA accredited credentials verification organization and commercial software firm serving the managed healthcare industry. From January 2000 to February 2004, Mr. Miller served as Chief Financial Officer of Campus Door, Inc., a provider of education loans. From April 1991 to May 1995, Mr. Miller served as Chief Financial Officer and Secretary of Quantra Corporation, formerly, Melson Technologies, an information systems company serving the commercial real estate industry. From January 1984 to February 1991, Mr. Miller held a variety of financial and operations management positions in the independent clinical laboratory industry with SmithKline Beecham Clinical Laboratories, Inc. and Nichols Institute Laboratories North Texas, Ltd.

GARY J. AUSTIN joined us in March 2004 as our Chief Operating Officer. From September 2002 to December 2003, Mr. Austin served as the President and Chief Operating Officer of Gold Lake Technologies Corporation, a document management services firm. From March 1999 to September 2002, Mr. Austin served as the Senior Vice President and Chief Operating Officer of GTESS Corporation, a health claim processing service provider. Mr. Austin previously held a variety of executive and management positions with Peerless Group, Electronic Data Systems, Shared Medical Systems, and Crittenden Memorial Hospital.

ALFRED DUBACH has served as the Vice Chairman of our board of directors since January 2002. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years, working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. From March 2001 to February 2002,

Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland. CASH magazine voted Swissquote Bank the best Swiss online broker in Autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to June 1994, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank).

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

JEFFREY M. BLACK was elected a director of our Company in February 2002. He has been engaged for over 20 years in advising and developing publicly traded companies in strategic planning and procedures for many aspects concerning the business of operating in a public arena. For the past 18 months Mr. Black has concentrated much of his efforts on Connectifi, Inc., a national Wireless Internet Service Provider (WISP), that primarily targets the recreational vehicle resort industry by building wireless high-speed PoPs. Mr. Black serves Connectifi, Inc. which he founded as a director and investor.

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

K. SCOTT SPURLOCK has served as our Vice President of Development since joining us in June of 1997 through our acquisition of Medica Systems, Inc., a software development company serving the healthcare industry. From September 1994 through June 1997, Mr. Spurlock served as the Vice President and acted as architect and lead developer of a majority of the software developed by Medica. Mr. Spurlock has extensive software development experience in the healthcare arena, including more than a decade developing software for medical electronic data interchange
(EDI). From August 1993 to September 1994, Mr. Spurlock was a Senior Developer for Vision Software, a vendor of healthcare practice management system software. Previously, Mr. Spurlock was an independent consultant developing customized accounting, appointment and patient record programs for various hospitals and medical groups.

Messrs. Crosbie, Miller and Austin are our executive officers.

STRUCTURE OF THE BOARD OF DIRECTORS

The Board of Directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie, Dubach and Black, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2004. The Class II directors currently are Messrs. Miller, Willems, and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the Board to fill a vacancy, in which case, the director's term expires at the next annual meeting of stockholders.

There are no family relationships among our directors and executive officers.

AUDIT COMMITTEE

At present, we do not have a separately standing audit committee and our entire board of directors acts as our audit committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2003 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2003, or written representations that Form 5 was not required for fiscal 2003, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were not fulfilled in a timely manner. All of our officers and directors are in the process of filing Forms 5 to regain compliance and we have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

CODE OF ETHICS

We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics is posted on our website at www.claimsnet.com.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2003, 2002, and 2001 by the chief executive officer and each of the most highly compensated executive officers of our Company whose compensation exceeded $100,000 during the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION
                                                                     SECURITIES
                                                                     UNDERLYING
                                                                      OPTIONS/
NAME AND PRINCIPAL POSITION               YEAR   SALARY     BONUS     WARRANTS
----------------------------------------  ----  ---------  --------  -----------
Don Crosbie(1).                           2003  $140,000   $    --    1,500,000
  President and Chief Executive Officer   2002    21,538        --      200,000

Paul W. Miller (2)                        2003   135,000        --      900,000
  Chief Financial Officer and, formerly,  2002   124,231        --      189,285
   Chief Operating Officer                2001   153,173    35,742       50,000

K. Scott Spurlock                         2003   120,000     1,750      400,000
  Vice President of Development           2002   120,000        --       30,000
                                          2001   115,769     5,998       20,000

(1)    Mr. Crosbie joined us in October 2002.
(2) Mr. Miller served as our Chief Operating Officer until March 2004 and as our Chief Executive Officer between March 2002 and October 2002.

The following table provides information on the value of each of the named executive officers' options at December 31, 2003:

              FISCAL YEAR AND FISCAL YEAR-END OPTION/WARRANT VALUES

                                            NUMBER OF SECURITIES  VALUE OF UNEXERCISED
                                          UNDERLYING UNEXERCISED  IN THE MONEY OPTIONS/
                                            OPTIONS/WARRANTS AT        WARRANTS AT
                     SHARES                DECEMBER 31, 2003 (#)  DECEMBER 31, 2003 ($)
                    ACQUIRED     VALUE    ----------------------  ---------------------
                   ON EXERCISE  REALIZED        EXERCISABLE/          EXERCISABLE/
NAME                   (#)        ($)          UNEXERCISABLE          UNEXERCISABLE
---------------  -------------  --------  ----------------------  ---------------------
Don Crosbie            --          --       100,000 / 1,600,000    $25,000 / $475,000
Paul W. Miller         --          --        301,285 / 900,000      11,429 / 300,000

All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.

The value of unexercised in the money options/warrants was calculated based on the closing bid price for our common stock on the NASD Electronic Bulleting Board on December 31, 2003, $.45.

DIRECTOR COMPENSATION

During the year ended December 31, 2003, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors. In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock at an exercise price of $.15 to two directors as compensation for services outside of their director duties.

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

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan. As of December 31, 2003 there were outstanding options to purchase an aggregate of 30,000 shares at exercise prices ranging from $.30 to $8.00 per share and 331,538 shares remained available for option grants.

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

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2003, there were outstanding options to purchase an aggregate of 699,442 shares at exercise prices ranging from $.30 to $8.00 per share and 638,250 shares remain available for option grants.

The following table summarizes the stock option activity under the 1997 Plan and the Directors' Plan through December 31, 2003 (none of the options granted have been exercised):

                                                NUMBER      PER SHARE   WEIGHTED
                                              OF SHARES     EXERCISE    AVERAGE
                                                             PRICE      EXERCISE
                                                                         PRICE
                                             -----------  ------------  --------
     Outstanding options-January 1, 2002        679,600   $ 0.50-8.80   $  4.11
         Granted                                799,842     0.30-0.60      0.49
         Expired                               (418,875)    0.50-8.80      1.96
                                             -----------  ------------  --------
     Outstanding options-December 31, 2002    1,060,567     0.30-8.00      2.23
         Granted                                     --            --        --
         Expired                               (361,125)    7.00-8.00      2.61
                                             -----------  ------------  --------
     Outstanding options-December 31, 2003      699,442   $ 0.30-8.00   $  2.04
                                             ===========  ============  ========
     Options exercisable-December 31, 2003      691,942   $ 0.30-8.00   $  2.60
                                             ===========  ============  ========

Outstanding options as of December 31, 2003, had a weighted average remaining contractual life of approximately 7.4 years.

WARRANTS

The Company has from time to time, issued warrants to its employees and directors.

The following table summarizes the warrant activity related to employee grants:

                                                NUMBER      PER SHARE   WEIGHTED
                                              OF SHARES     EXERCISE    AVERAGE
                                                             PRICE      EXERCISE
                                                                         PRICE
                                             -----------  ------------  --------
     Outstanding warrants- January 1, 2002       93,250   $   3.00      $  3.00
         Granted                                453,203     0.20-0.35      0.28
         Expired                                (87,226)    0.35-3.00      1.85
                                             -----------  ------------  --------
     Outstanding warrants-December 31, 2002     459,227     0.20-3.00      0.54
         Granted                              3,450,000       0.15         0.15
         Expired                               (204,284)    0.35-3.00      0.66
                                             -----------  ------------  --------
     Outstanding warrants-December 31, 2003   3,704,943    $0.15-3.00   $  0.17
                                             ===========  ============  ========
     Warrants exercisable-December 31, 2003     154,943    $0.20-3.00   $  0.59
                                             ===========  ============  ========

Outstanding employee warrants as of December 31, 2003, had a weighted average contractual life of approximately 4.4 years. The weighted average fair value of warrants issued during 2003 is $0.15 based on the Black-Scholes value method.

No employee options or warrants were exercised during 2003. The following table sets forth information with respect to options and warrants granted during 2003 to the individuals set forth in the Summary Compensation Table above:

                               INDIVIDUAL GRANTS

                     Number of      % of Total                                Potential Realizable
                     Securities    Options and                              Value at Assumed Annual
                     Underlying      Warrants                                 Rates of Stock Price
                    Options and     Granted to   Exercise                   Appreciation for Option
                      Warrants     Employees in    Price     Expiration       or Warrant Term (1)
Name                  Granted      Fiscal Year   ($/Share)      Date           5%            10%
------------------  -----------    ------------  ---------  ------------   -----------     ----------
Don Crosbie          1,500,000        43.5%       $ 0.15    June 3, 2013   $  141,501      $ 358,592

Paul W. Miller         900,000        26.1%         0.15    June 3, 2013       84,901        215,155

K. Scott Spurlock      400,000        11.6%         0.15    June 3, 2013       37,734         95,625

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2004,

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

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of February 24, 2004, and issuable upon conversion of the preferred stock. The shares of preferred stock allow the holder to vote with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

                                                                     SHARES BENEFICIALLY OWNED
                                                          ----------------------------------------------
Name and Address of                                        Number of Shares    Percent of    Percent of
Beneficial Owner                Class of Security         Beneficially Owned     Class      Voting Power
-----------------------------   ------------------------  ------------------   -----------  ------------
Don Crosbie (1)                 Common Stock                 100,000                 *             *

Paul W. Miller (2)              Common Stock                 302,885               1.3           1.0

John C. Willems, III (4)        Common Stock                  24,777                 *             *

Thomas Michel (5)               Common Stock                 468,000               2.0           1.5
                                Series D Preferred Stock         100              13.9
                                Series E Preferred Stock          50          1   00.0

Jeffrey M. Black (6)            Common Stock                   5,000                 *             *

Alfred Dubach (7)               Common Stock                 620,000               2.6           2.0

Bo W. Lycke (3) (8)             Common Stock               2,611,326              11.1           8.4
4730 Melissa Ln.
Dallas, Texas 75229

Robert H. Brown, Jr. (3) (9)    Common Stock               1,392,354               5.9           4.5
2626 Cole Ave, #400
Dallas, Texas 75204

McKesson Corporation            Common Stock               1,514,285               6.5           4.9
One Post Street
San Francisco, CA 94104

J. R. Schellenberg (3) (10)     Common Stock               1,743,603               7.4           5.6
Kohlrainstrasse 1
Kusnacht
Switzerland CH-8700



Elmira United                   Common Stock               9,350,000              39.9          30.1
  Corporation (11)
Swiss Tower - 16th Floor
Panama
Republic of Panama

New York Ventures (12)          Common Stock                 620,000               2.6           2.0
c/o BDO Visura                  Series D Preferred Stock         620              86.1
Entfelderstrasse 1
CH-5001 Aarau

All our directors and           Common Stock               1,520,162               6.5           4.9
executive officers as a         Series D Preferred Stock         100              13.9
group (6 persons) (13)          Series E Preferred Stock          50             100.0

*      Less than one percent.
(1) Consists of 100,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.
(2) Consists of 1,600 shares of common stock owned of record by Mr. Miller and 301,285 shares which Mr. Miller has the right to acquire upon exercise of options or warrants.
(3) Includes 1,081,603 shares of common stock owned of record by National Financial Corporation (based upon last information reported to or known by the Company). Messrs. Lycke and Brown own 71.1% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.
(4) Consists of 9,277 shares of common stock owned of record by Mr. Willems and 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.
(5) Common Stock consists of 160,000 shares of common stock owned of record by Mr. Michel, 150,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 158,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.
(6) Consists of 5,000 shares which Mr. Black has the right to acquire upon exercise of options or warrants. (7) Consists of 615,000 of common stock owned of record by Mr. Dubach, and 5,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.
(8) Consists of 1,279,723 shares of common stock owned of record by Mr. Lycke (based upon last information reported to or known by the Company), 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 1,081,603 shares of common stock owned of record by National Financial Corporation.
(9) Consists of 310,751 shares of common stock owned of record by Mr. Brown (based upon last information reported to or known by the Company) and 1,081,603 shares of common stock owned of record by National Financial Corporation.
(10) Consists of 562,000 shares of common stock owned of record by Mr. Schellenberg (based upon last information reported to or known by the Company), 100,000 shares which Mr. Schellenberg has the right to acquire upon exercise of options or warrants, and 1,081,603 shares of common stock owned of record by National Financial Corporation.
(11) Consists of 7,600,000 shares of common stock owned of record by Elmira United (based upon last information reported to or known by the Company), and 1,750,000 shares which Elmira United has the right to acquire upon exercise of options or warrants.
(12) Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.
(13) Includes an aggregate of 576,785 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2003, information regarding compensation plans under which equity securities are authorized for issuance.

                                      NUMBER OF SECURITIES TO BE       WEIGHTED-AVERAGE      NUMBER OF SECURITIES REMAINING
                                        ISSUED UPON EXERCISE OF       EXERCISE PRICE OF       AVAILABLE FOR FUTURE ISSUANCE
                                        OUTSTANDING OPTIONS AND    OUTSTANDING OPTIONS AND     UNDER EQUITY COMPENSATIONS
                                               WARRANTS                    WARRANTS                      PLANS*
                                                  (a)                        (b)                           (c)
Equity Compensation Plans Approved
By Stockholders                                 699,442                     $ 2.04                       969,788

Equity Compensations Plans Not
Approved By   Stockholders**
                                              5,770,097                     $ 0.77                          -
                                             -----------                    -------                     ---------
Total                                         6,469,539                     $ 0.91                       969,788
                                             ===========                    =======                     =========

*Excludes securities reflected in column (a).
**Excludes warrants to acquire 5,600,000 shares of common stock at an exercise price of $0.20 per share which were outstanding at December 31, 2003 pursuant to private equity placements.

Equity compensation plans approved by shareholders include the 1997 Stock Option Plan and the Directors' Plan, as more fully described in Item 10.

Equity compensation plans not approved by shareholders are described below.

In connection with the Company's initial public offering in April 1999, the Company issued underwriter warrants to purchase an aggregate of 250,000 shares of common stock at a price of $13.20 per share, exercisable between the first and fourth anniversaries of the date of grant. In connection with the initial public offering, the Company also granted non-employees warrants to purchase 31,154 shares of common stock. The warrants were granted at a price of $8.80 per share, are fully exercisable, and expire on the fifth anniversary of the grant.

In June 2000, the Company granted certain employees warrants to purchase shares of common stock at $3.00 per share, of which 19,500 warrants remain outstanding. The warrants are fully exercisable and expire on the 10th anniversary of the grant.

In February 2002, the Company granted executive officers warrants to purchase 35,443 shares of common stock in exchange for voluntary salary reductions. The warrants contain an exercise price of $0.35 per share, expire on the tenth anniversary of the grant, and are fully exercisable.

In June 2002, the Company issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share, are fully exercisable, and expire in June 2007.

In October 2002, the Company issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, are fully exercisable, expire in September 2007, became 50% exercisable in September 2003 and will become fully exercisable in September 2004.

In October 2002, the Company hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, expire in October 2007, became 50% exercisable in October 2003 and will become fully exercisable in October 2004.

In January 2003, the Company issued warrants to acquire an aggregate of 34,000 shares of common stock to a non-employee for services rendered. The warrants contain an exercise price of $0.25 per share, are fully exercisable, and expire in April 2007.

In June 2003, the Company issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants will become one-third exercisable in June 2004, two-thirds exercisable in June 2005, and fully exercisable in June 2006.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants will become 50% exercisable in June 2004 and fully exercisable in June 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, formerly our Chairman of the Board, President and Chief Executive Officer, Ward L. Bensen, a former Director, and Robert H. Brown, Jr., a former Director, are, respectively, the Chairman of the Board, a Director and Senior Vice President and a Director, and owners, respectively, of 71.1%, 11.1%, and 17.8% of the outstanding capital stock of National Financial Corporation.

In February, March, April and June 2002, we borrowed an aggregate of $475,000 pursuant to six separate unsecured short-term loan agreements with NFC. In February, May, August and September 2002, we fully repaid principal pursuant to four notes and partially repaid principal on one note in the aggregate amount of $412,000 plus accrued interest thereon. The unpaid principal amount of $63,000 plus interest was due on September 30, 2002. NFC agreed to forego repayment at September 30, 2002 and to amend the terms of the notes to be due on demand. In October and December 2002, upon the demand of NFC, we repaid the remaining principal on one note and partially repaid the remaining note in the aggregate amount of $45,000 plus accrued interest thereon and in June 2003, we repaid the remaining principal amount or $18,000 plus accrued interest thereon.

In May 2002, we completed the private placement of 3,304 shares of Series D Preferred Stock to accredited investors at $250 per share for net proceeds of $826,000. Each share of Series D Preferred Stock has a stated value and liquidation preference of $250 per share, a liquidation preference over holders of common stock, does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company, and is convertible into 1,000 shares of common stock at a stated value of $0.25 per share at the election of the holder. We have the right to initiate redemption of the Series D Preferred Stock at the stated value in the event that the average high and low bid price of our common stock exceeds $.50 for 20 of any 30 consecutive trading days. If we initiate redemption proceedings, the holders may elect to convert to common shares prior to the redemption date. Holders of the Series D Preferred Stock have the right to vote together with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred. The private placement included 100 shares of Series D Preferred Stock purchased by Mr. Michel, 565 shares of Series D Preferred Stock purchased by Mr. Dubach, 1,600 shares of Series D Preferred Stock purchased by Elmira United, a 5% stockholder, and 620 shares of Series D Preferred Stock purchased by New York Venture Corp., an entity for which Jeffrey Black, a Director of the Company, was the corporate secretary. Messrs. Michel and Black were elected Directors of the Company in February 2002. Mr. Dubach and Elmira United exercised the option to convert their Series D Preferred Stock into common stock during 2003.

In October 2002, we sold on terms set by a committee of disinterested directors to Messrs. Michel, Dubach, Lycke and Hedlund, four of our then directors, an aggregate of 167 shares of Series E Preferred Stock at the rate of $300 per share, its stated value. Each share of Series E Preferred Stock may be converted into 1,000 shares of common stock at the election of the holder. We have has the right, but not the obligation, to redeem all or any portion of the Series E Preferred Stock in the event that the closing sale price of our common stock exceeds $.60 for twenty of any thirty consecutive trading days. The Series E Preferred Stock does not accrue dividends but is entitled to a preference over the common stock on liquidation of the Company. Holders of the Series E Preferred Stock have the right to vote together with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred. Messrs. Dubach, Lycke and Hedlund converted their Series E Preferred Stock into 116,667 shares of common stock during 2003.

In August 2002, we borrowed $50,000 from Mr. Michel at an interest rate of 9.5% per annum on the unpaid principal, which was due on September 30, 2002. Mr. Michel agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. We have not repaid the principal amount of the note. In June 2003, we paid $5,000 accrued interest thereon by issuing to Mr. Michel 25,000 shares of our common stock and five-year warrants to purchase 25,000 shares of our common stock at an exercise price of $0.20 per share. The remaining principal amount of $50,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

In August 2002, we borrowed $50,000 from Mr. Schellenberg at an interest rate of 9.5% per annum on the unpaid principal, which was due on September 30, 2002. Mr. Schellenberg agreed to forego repayment at September 30, 2002 and to amend the terms of the note to be due on demand. In June 2003, we repaid $15,000 of principal plus $5,000 accrued interest thereon by issuing to Mr. Schellenberg 100,000 shares of our common stock and five-year warrants to purchase 100,000 shares of our common stock at an exercise price of $0.20 per share. The remaining principal amount of $35,000 plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

In May 2003, we borrowed $100,000 under an unsecured short-term loan agreement with NFC. In June 2003, upon the demand of NFC, we repaid principal on the above note in the aggregate amount of $34,000 plus accrued interest thereon. The unpaid principal amount of $66,000 plus interest is due on demand.

During 2002 and 2003, we completed the private placement of 7,475,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $1,491,000. In connection with the private placement, we also issued five-year warrants to purchase an aggregate of 7,475,000 shares of common stock at an exercise price of $0.20 per share. The private placement included: (i) 3,875,000 shares of common stock plus warrants to acquire an additional 3,875,000 shares of common stock purchased by Elmira, a principal stockholder, (ii) 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by NFC, and (iii) 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by Mr. Thomas Michel. Between April 2003 and March 2004, Elmira exercised warrants to acquire an aggregate of 2,375,000 shares of common stock.

The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been approved and will be subject to approval by a majority of our independent and disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)          Certificate of Incorporation

3.1(a) (2)      Certificate of Amendment to Certificate of Incorporation

3.1(b) (6)      Certificate of Designation of Series A Preferred Stock

3.1(c) (6)      Certificate of Designation of Series B Preferred Stock

3.1(d) (6)      Certificate of Designation of Series C Preferred Stock

3.1(e) (6)      Certificate of Designation of Series D Preferred Stock

3.1(f) (1)      Certificate of Designation of Series E Preferred Stock

3.2(2)          Bylaws, as amended

4.1(2)          Form of warrant issued to Cruttenden Roth Inc.

4.2(2)          Form of Common Stock Certificate

4.3(a) (6)      Form of Warrant issued to Bo W. Lycke dated February 21, 2002

4.3(b) (6)      Form of Warrant issued to Paul W. Miller dated February 21, 2002

4.3(c) (1)      Form of Warrant issued to Don Crosbie dated October 21, 2002

4.3(d)          Form of Warrant issued to Don Crosbie dated June 3, 2003

4.3(e)          Form of Warrant issued to Paul W. Miller dated June 3, 2003

4.3(f)          Form of Warrant issued to certain employees dated June 3, 2003

4.3(g)          Form of Warrant issued to Thomas Michel dated June 3, 2003

4.3(h)          Form of Warrant issued to Alfred Dubach dated June 3, 2003

10.2(2)         1997 Stock Option Plan, as amended through October 19, 2000

10.2(a) (3)     Amendment dated October 20, 2000 to 1997 Stock Option Plan

10.3(2)         Form of Indemnification Agreement

10.4(2) Agreement and Plan of Merger, dated June 2, 1997, among Claimsnet.com Inc. (formerly, American NET Claims), ANC Holdings, Inc., Medica Systems, Inc., and the stockholders of Medica Systems Inc.

10.8(2)         Form of Non-Employee Director's Plan

10.11 Note dated May 8, 2003 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.12 (1)       Note dated February 1, 2002 between Claimsnet.com and
                National Financial Corporation related to $105,000 loan.

10.13 (1)       Note dated February 27, 2002 between Claimsnet.com and National
                Financial Corporation related to $100,000 loan.

10.14 (1)       Note dated March 12, 2002 between Claimsnet.com and National
                Financial Corporation related to $100,000 loan.

10.15 (1)       Note dated March 20, 2002 between Claimsnet.com and National
                Financial Corporation related to $85,000 loan.

10.16 (1)       Note dated April 8, 2002 between Claimsnet.com and National
                Financial Corporation related to $25,000 loan.

10.17 (1)       Note dated June 6, 2002 between Claimsnet.com and J. R.
                Schellenberg related to $50,000 loan.

10.18 (1)       Note dated June 6, 2002 between Claimsnet.com and National
                Financial Corporation related to $60,000 loan.

10.19 (1)       Note dated August 1, 2002 between Claimsnet.com and J. R.
                Schellenberg related to $10,000 loan.

10.20 (1)       Note dated August 1, 2002 between Claimsnet.com and Thomas
                Michel related to $50,000 loan.

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

16.3(10) Letter from King Griffin & Adamson P.C. as to change in certifying accountant to KBA Group LLP, dated March 14, 2003 and filed on Form 8K.

31.1            Certification of Don Crosbie

31.2            Certification of Paul W. Miller

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Paul W. Miller

--------------------------------------------------------------------------------

(1) Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

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

b)              Reports on Form 8-K

     Not applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by KBA Group LLP, our current independent auditors, and Ernst & Young LLP, our former independent auditors, for professional services rendered during the fiscal years ended December 31, 2003 and 2002.

Fiscal year ended December 31, 2003

     FEE CATEGORY             KBA GROUP LLP   ERNST & YOUNG LLP
     ------------             -------------    ---------------
     Audit Fees (1)           $     34,000     $           --
     Audit-Related Fees (2)         16,400                 --
     Tax Fees (3)                    5,300                 --
     All Other Fees (4)                 --                 --
                              -------------    ---------------
              Total           $     55,700     $           --
                              =============    ===============

Fiscal year ended December 31, 2002

     FEE CATEGORY             KBA GROUP LLP   ERNST & YOUNG LLP
     ------------             -------------    ---------------
     Audit Fees (1)           $     25,000     $       29,000
     Audit-Related Fees (2)             --                 --
     Tax Fees (3)                    6,225                 --
     All Other Fees (4)                 --                 --
                              -------------    ---------------
              Total           $     31,225     $       29,000
                              =============    ===============

(1) Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2003 and December 31, 2002.
(2) Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the board of directors and audit committee and restatement of the interim financial data for the quarters ended December 31, 2003.
(3) Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.
(4) All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

                                                                 Exhibit 10.1(a)


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


By:      /s/ Paul W. Miller
       ----------------------------
       Paul W. Miller
       Chief Financial Officer and
       Class II Director


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


March 26, 2004