Form 10-Q/A
period 2003-03-31
CLAIMSNET COM INC
filed 2004-04-02
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 2)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003
                                                 --------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    -------------------

                        COMMISSION FILE NUMBER 001-14665

                               CLAIMSNET.COM INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                              75-2649230

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 23,701,180 shares outstanding as of March 26, 2004.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

                  Consolidated Balance Sheets as of March 31, 2003 (unaudited, restated) and December 31, 2002

                  Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2003 (restated) and 2002

                  Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2002 and the Three Months Ended March 31, 2003 (unaudited, restated)

                  Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 (restated) and 2002

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

CERTIFICATIONS


PART I -- FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)

                                                                             (Unaudited)
                                                                               March 31,    December 31,
                                                                                 2003           2002
                                                                              (Restated)
                                                                               ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                        $     52       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $33, respectively                                  122            150
   Prepaid expenses and other current assets                                         33             79
                                                                               ---------      ---------
     Total current assets                                                           207            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                 1,685          1,685
   Software development costs                                                     1,928          1,922
   Furniture and fixtures                                                           108            108
   Office equipment                                                                  25             25
                                                                               ---------      ---------
                                                                                  3,746          3,740
   Accumulated depreciation and amortization                                     (3,654)        (3,601)
                                                                               ---------      ---------
     Total equipment, fixtures and software                                          92            139
                                                                               ---------      ---------
TOTAL ASSETS                                                                   $    299       $    521
                                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                               $    118       $    118
   Accounts payable                                                                 514            486
   Accrued severance                                                                241            241
   Accrued acquisition costs                                                        500            500
   Accrued payroll and other current liabilities                                    141            228
   Deferred revenues                                                                 56             47
                                                                               ---------      ---------
     Total current liabilities                                                    1,570          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                      10             10
   Notes payable - long term                                                         25             25
                                                                               ---------      ---------
     Total long term liabilities                                                     35             35
                                                                               ---------      ---------
     Total liabilities                                                            1,605          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized
     3,471 shares issued and outstanding as of March 31, 2003
     and December 31, 2002, respectively (liquidation preference of $876)            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     15,766,000 shares and 14,816,000 shares issued as of March 31, 2003
     and December 31, 2002, respectively                                             16             15
   Additional capital                                                            41,461         41,275
   Accumulated deficit                                                          (42,783)       (42,424)
                                                                               ---------      ---------
     Total stockholders' deficit                                                 (1,306)        (1,134)
                                                                               ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                    $    299       $    521
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

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)



                                                         Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2003           2002
                                                       (Restated)
                                                        ---------      ---------
REVENUES                                                $    162       $    315

Cost of Revenues                                             200            560
                                                        ---------      ---------
Gross Loss                                                   (38)          (245)
                                                        ---------      ---------
OPERATING EXPENSES:
   Research and development                                   10             95
   Selling, general and administrative                       311            760
                                                        ---------      ---------
     Total operating expenses                                321            855
                                                        ---------      ---------

LOSS FROM OPERATIONS                                        (359)        (1,100)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                           4             --
   Interest expense - related parties                         (2)            (2)
   Interest expense - other                                   (2)            --
                                                        ---------      ---------
     Total other income (expense)                             --             (2)
                                                        ---------      ---------
NET LOSS                                                $   (359)      $ (1,102)
                                                        ---------      ---------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)           $  (0.02)      $  (0.10)
                                                        =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                      15,323         11,141
                                                        =========      =========


                 See notes to consolidated financial statements.


                                                CLAIMSNET.COM INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                         Year Ended December 31, 2002 and the Three Months Ended March 31, 2003 (Restated)
                                                          (In thousands)
                                                            (Unaudited)

                                 Number of                    Number of
                                 Preferred                    Common                                                  Total
                                 Shares          Preferred    Shares                        Additional   Accumulated  Stockholders'
                                 Outstanding     Stock        Outstanding    Common Stock   Capital      Deficit      Deficit
                                 -----------     -----        -----------    ------------   -------      -------      -------
Balances at January 1, 2002              --      $       --        11,141      $     11      $ 39,571    $(39,497)    $     85

Sale of preferred stock                   3              --            --            --           875          --          875

Sale of common stock                     --              --         3,675             4           731          --          735

Issuance of warrants and
options for services                     --              --            --            --            98          --           98

Net loss                                 --              --            --            --            --      (2,927)      (2,927)
                                   ---------     -----------     ---------     ---------     ---------   ---------    ---------
Balances at December 31, 2002             3              --        14,816            15        41,275     (42,424)      (1,134)
                                   ---------     -----------     ---------     ---------     ---------   ---------    ---------

Sale of common stock                     --              --           950             1           186          --          187

Net loss (restated)                      --              --            --            --            --        (359)        (359)
                                   ---------     -----------     ---------     ---------     ---------   ---------    ---------
Balances at March 31, 2003
(restated)                                3      $       --        15,766      $     16      $ 41,461    $(42,783)    $ (1,306)
                                   =========     ===========     =========     =========     =========   =========    =========

                                          See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
                                                          (Restated)
                                                           --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $  (359)     $(1,102)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                            53          139
       Stock options and warrants issued for services           --           50
       Gain on settlement of liabilities                        (4)          --
       Changes in operating assets and liabilities:
       Accounts receivable                                      28          (65)
       Prepaid expenses and other current assets                46           56
       Current liabilities                                     (46)          (5)
                                                           --------     --------
         Net cash used in operating activities                (282)        (927)
                                                           --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                        --          (10)
     Capitalized software development costs                     (6)        (107)
                                                           --------     --------
       Net cash used in investing activities                    (6)        (117)
                                                           --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in notes payable to related parties               --          390
     Payment of notes payable to related parties                --         (105)
     Proceeds from issuance of common stock                    187           --
     Proceeds from issuance of preferred stock                  --          276
                                                           --------     --------
       Net cash provided by financing activities               187          561
                                                           --------     --------
NET DECREASE IN CASH AND EQUIVALENTS                          (101)        (483)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                      153          531
                                                           --------     --------
CASH AND EQUIVALENTS, END OF PERIOD                        $    52      $    48
                                                           ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                     $    --      $     2
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

2. RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

         The Company is amending and restating its Form 10-Q for the three months ended March 31, 2003. Subsequent to the issuance of the Company's financial results for the quarters ended March 31, June 30, and September 30, 2003, the Company, after consultation with its auditors, determined that certain implementation fees previously reported as revenue during the quarters did not meet the technical requirements to be accounted for as a separate unit of accounting, as defined in the Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and as further clarified by Staff Accounting Bulletin No. 104, "Revenue Recognition", as issued by the SEC on December 17, 2003. As a result, the implementation fees must be recognized as revenue ratably over the expected period of the customer business arrangement.

         Accordingly, the consolidated financial statements for the three months ended March 31, 2003, have been restated to defer implementation fees and recognize those fees over the expected life of the customer arrangement. The Company expenses costs related to implementation services as they are incurred. Therefore, the net loss for the three month period ended March 31, 2003 increased by the same amount as the increase in the net revenue deferral, approximately $11,000. The revenue restatement also resulted in a restatement of deferred revenues at March 31, 2003.

         The restatement did not result in a change to the net loss per common share of $0.02 as previously reported for the three month period ended March 31, 2003.

3. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

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

4. SALE OF COMMON STOCK

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

6. STOCK-BASED COMPENSATION

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 did not impact the Company's financial position or operations.

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

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123, net loss would have been as follows:

                                                    Three Months Ended March 31,
                                                          2003        2002
                                                       (Restated)
                                                        --------     -------
         Loss as reported (thousands)                   $   359      $1,102

         Stock-based compensation expense:
              As reported                                    --          --
              Determined using the fair value method         --          92
                                                        --------     -------
         Pro forma loss                                 $   359      $1,194
                                                        ========     =======
         Loss per share (basic and diluted)
              As reported                               $  0.02      $ 0.10
              Pro forma                                 $  0.02      $ 0.11

7. SUBSEQUENT EVENTS

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


IN GENERAL

As of March 31, 2003, we had a working capital deficit of $(1,363,000) and stockholders' deficit of $(1,306,000). We generated revenues of $162,000 for the three months ended March 31, 2003 and $315,000 for the three months ended March 31, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,783,000) at March 31, 2003. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability.

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


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES

Revenues in the three months ended March 31, 2003 (the "2003 first quarter") were $162,000 compared to $315,000 in the three months ended March 31, 2002 (the 2002 first quarter), representing a decrease of 49%. Revenues of $285,000 during the 2002 first quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 first quarter from recurring revenue sources totaled $153,000 and represented 94% of total revenues. Revenues from non-recurring sources totaled $9,000 and were related to support and other fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $282,000 in the 2003 first quarter was primarily related to net operating losses of $359,000, less depreciation of $53,000 and changes in working capital of $28,000, offset by a non-cash gain of $4,000 from settlement of liabilities. Net cash used in operating activities of $927,000 in the 2002 first quarter was primarily related to net operating losses of $1,102,000 and changes in working capital of $14,000, excluding: depreciation of $139,000, and non-cash expense of $50,000 from issuance of options and warrants related to a severance agreement.

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

         In addition, the Company filed Reports on Form 8-K dated April 8, 2003, and April 15, 2003, containing information under item 5.


The following Additional Exhibits are filed herewith:

31.1 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the President and Chief Executive Officer

31.2 Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) of the Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the President and Chief Executive Officer

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

--------------------------------------------------------------------------------

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


April 1, 2004