Form 10-Q/A
period 2003-06-30
CLAIMSNET COM INC
filed 2004-04-02
CIK 1046057

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
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to
                               ---------------    --------------

                             COMMISSION FILE NUMBER

                               CLAIMSNET.COM INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                                75-2649230

(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                     12801 N. Central Expressway, Suite 1515
                          Dallas, Texas                   75243

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

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Consolidated Balance Sheets as of June 30, 2003 (unaudited, restated) and December 31, 2002

                    Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2003 (restated) and 2002, and for the Six Months Ended June 30, 2003 (restated) and 2002

                    Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2002 and the Six Months Ended June 30, 2003 (unaudited, restated)

                    Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 (restated) and 2002

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

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share data)
                                                  (Unaudited)


                                                                              June 30,     December 31,
                                                                                2003           2002
                                                                             (Restated)
                                                                              ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                       $    122       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $3 and $33 as of June 30, 2003
     and December 31, 2002, respectively                                           111            150
   Prepaid expenses and other current assets                                        59             79
                                                                              ---------      ---------
     Total current assets                                                          292            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                1,685          1,685
   Software development costs                                                    1,938          1,922
   Furniture and fixtures                                                          108            108
   Office equipment                                                                 25             25
                                                                              ---------      ---------
                                                                                 3,756          3,740
   Accumulated depreciation and amortization                                    (3,674)        (3,601)
                                                                              ---------      ---------
     Total equipment, fixtures and software                                         82            139
                                                                              ---------      ---------
TOTAL ASSETS                                                                  $    374       $    521
                                                                              =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                              $    151       $    118
   Accounts payable                                                                151            486
   Accrued severance                                                                --            241
   Accrued acquisition costs                                                        --            500
   Accrued payroll and other current liabilities                                   163            228
   Deferred revenues                                                                64             47
                                                                              ---------      ---------
     Total current liabilities                                                     529          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                     10             10
   Notes payable - long term                                                        25             25
                                                                              ---------      ---------
     Total long term liabilities                                                    35             35
                                                                              ---------      ---------
     Total liabilities                                                             564          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized;
     2,789 and 3,471 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively (liquidation preference of
     $735 and $876 at June 30, 2003 and December 31, 2002, respectively)            --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     19,173,000 shares and 14,816,000 shares issued and outstanding as
     of June 30, 2003 and December 31, 2002, respectively                           19             15
   Additional capital                                                           42,183         41,275
   Accumulated deficit                                                         (42,392)       (42,424)
                                                                              ---------      ---------
     Total stockholders' deficit                                                  (190)        (1,134)
                                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    374       $    521
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


                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)


                                                    Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,
                                                  ------------------------      ------------------------
                                                     2003           2002           2003           2002
                                                  (Restated)                    (Restated)
                                                  ---------      ---------      ---------      ---------
REVENUES                                          $    168       $    338       $    330       $    653

Cost of Revenues                                       174            463            374          1,023
                                                  ---------      ---------      ---------      ---------
Gross Loss                                              (6)          (125)           (44)          (370)
                                                  ---------      ---------      ---------      ---------
OPERATING EXPENSES:
   Research and development                              4             81             14            176
   Selling, general and administrative                 506            527            817          1,287
                                                  ---------      ---------      ---------      ---------
     Total operating expenses                          510            608            831          1,463
                                                  ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                                  (516)          (733)          (875)        (1,833)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                   912             --            916             --
   Interest expense - related parties                   (3)            (7)            (5)            (9)
   Interest expense - other                             (2)            --             (4)            --
                                                  ---------      ---------      ---------      ---------
     Total other income (expense)                      907             (7)           907             (9)
                                                  ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                 $    391       $   (740)      $     32       $ (1,842)
                                                  ---------      ---------      ---------      ---------

NET INCOME (LOSS) PER COMMON SHARE - BASIC        $   0.02       $  (0.07)      $   0.00       $  (0.17)
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                            17,730         11,175         16,533         11,158
                                                  =========      =========      =========      =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED      $   0.02       $  (0.07)      $   0.00       $  (0.17)
                                                  =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                          22,136         11,175         20,097         11,158
                                                  =========      =========      =========      =========

                                See notes to consolidated financial statements.

                                                CLAIMSNET.COM INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                          Year Ended December 31, 2002 and the Six Months Ended June 30, 2003 (Restated)
                                                          (In thousands)
                                                            (Unaudited)

                                 Number of                  Number of
                                 Preferred                  Common                                                   Total
                                 Shares          Preferred  Shares                       Additional   Accumulated    Stockholders'
                                 Outstanding     Stock      Outstanding    Common Stock  Capital      Deficit        Deficit
                                 -------------   ---------- -------------  ------------  ------------ ------------   -------------
Balances at January 1, 2002               --      $  --        11,141      $     11      $ 39,571       $(39,497)      $     85

Sale of preferred stock                    3         --            --            --           875             --            875

Sale of common stock                      --         --         3,675             4           731             --            735

Issuance of warrants and
options for services                      --         --            --            --            98             --             98

Net loss                                  --         --            --            --            --         (2,927)        (2,927)
                                    ---------     ------     ---------     ---------     ---------      ---------      ---------
Balances at December 31, 2002              3         --        14,816            15        41,275        (42,424)        (1,134)
                                    ---------     ------     ---------     ---------     ---------      ---------      ---------

Preferred stock converted into
common stock                              --         --           682             1            (1)            --             --

Sale of common stock                      --         --         2,325             2           460             --            462

Issuance of common stock in
payment of notes payable and
accrued interest                          --         --           350            --            70             --             70

Issuance of warrants and
options for services                      --         --            --            --           180             --            180

Warrants exercised for common
stock                                     --         --         1,000             1           199             --            200

Net income (restated)                     --         --            --            --            --             32             32
                                    ---------     ------     ---------     ---------     ---------      ---------      ---------
Balances at June 30, 2003
(restated)                                 3      $  --        19,173      $     19      $ 42,183       $(42,392)      $   (190)
                                    =========     ======     =========     =========     =========      =========      =========


                                          See notes to consolidated financial statements.

                                 CLAIMSNET.COM INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                         Six Months Ended
                                                                              June 30,
                                                                         2003          2002
                                                                      (Restated)
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    32       $(1,842)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                        73           269
       Provision for doubtful accounts                                      (8)            5
       Stock options and warrants issued for services                      180            53
       Gain on settlement of liabilities                                  (916)           --
       Changes in operating assets and liabilities:
       Accounts receivable                                                  47           (75)
       Prepaid expenses and other current assets                            19            34
       Current liabilities                                                (202)          212
                                                                       --------      --------
         Net cash used in operating activities                            (775)       (1,344)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                    --           (15)
     Capitalized software development costs                                (16)         (171)
                                                                       --------      --------
       Net cash used in investing activities                               (16)         (186)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties                        100           475
     Payment of notes payable to related parties                            (2)         (305)
     Proceeds from notes payable                                            --            50
     Proceeds from issuance of common stock                                662           200
     Proceeds from issuance of preferred stock                              --           826
                                                                       --------      --------
       Net cash provided by financing activities                           760         1,246
                                                                       --------      --------
NET DECREASE IN CASH AND EQUIVALENTS                                       (31)         (284)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  153           531
                                                                       --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                    $   122       $   247
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                 $    --       $     2
                                                                       ========      ========
Pending equity investment from Directors                               $    --       $    50
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of
     common stock                                                      $    70       $    --
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

2.       RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

         The Company is amending and restating its Form 10-Q for the three and six months ended June 30, 2003. Subsequent to the issuance of the Company's financial results for the quarters ended March 31, June 30, and September 30, 2003, the Company, after consultation with its auditors, determined that certain implementation fees previously reported as revenue during the quarters did not meet the technical requirements to be accounted for as a separate unit of accounting, as defined in the Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and as further clarified by Staff Accounting Bulletin No. 104, "Revenue Recognition", as issued by the SEC on December 17, 2003. As a result, the implementation fees must be recognized as revenue ratably over the expected period of the customer business arrangement.

         Accordingly, the consolidated financial statements for the three and six months ended June 30, 2003, have been restated to defer implementation fees and recognize those fees over the expected life of the customer arrangement. The Company expenses costs related to implementation services as they are incurred. Therefore, the net loss for the three and six month periods ended June 30, 2003 increased by the same amount as the increase in the net revenue deferral, approximately $3,000 and $14,000, respectively. The revenue restatement also resulted in a restatement of deferred revenues at June 30, 2003.

         The restatement did not result in a change to the net loss per common share of $0.02 as previously reported for the three month period ended June 30, 2003 or the net income per common share of $0.00 as previously reported for the six month period ended June 30, 2003.

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

4.       EQUITY TRANSACTIONS

         From January through June 2003, the Company completed the private placement of 2,675,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $462,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 2,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related party, for net proceeds of $20,000 and retirement of debt of $50,000; 1,250,000 shares of common stock plus warrants to acquire an additional 1,250,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, for net proceeds of $250,000; a 5% shareholder who purchased 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock for retirement of debt plus accrued interest of $20,000; and 50,000 shares of common stock plus warrants to acquire an additional 50,000 shares of common stock purchased by a director of the Company for net proceeds of $10,000.

         On April 7, 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of the Company's common stock and tendered payment in the amount of $200,000.

         In May 2003, 682 shares of preferred stock were converted into 682,000 shares of common stock.

5.       ISSUANCE OF WARRANTS

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

6.       GAIN ON SETTLEMENT OF LIABILITIES

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

7.       LOANS FROM RELATED PARTY

         In May 2003, the Company entered into an unsecured short-term loan agreement with NFC, a related party, pursuant to which NFC loaned the Company an aggregate amount of $100,000. In June 2003, The Company repaid a portion of this note in the aggregate amount of $32,000 by issuing 160,000 share of Company common stock and warrants to purchase 160,000 shares of Company common stock. Also in June 2003, an aggregate of $2,000 plus accrued interest on the note was paid.

         In June 2003, The Company also repaid a second note to NFC in the principal amount of $18,000 by issuing to the shareholder 90,000 shares of Company common stock and warrants to purchase 90,000 shares of Company common stock. Also in June 2003, all accrued interest on the note was paid.

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

8.       STOCK-BASED COMPENSATION

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

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                   2003          2002         2003           2002
                                                (Restated)                 (Restated)
                                                 --------      --------      -------      ----------
Net income (loss), as reported                   $   391       $  (740)      $   32       $  (1,842)
Stock-based compensation expense:
     Included in reported net income (loss)           --            --           --              --
     Determined using the fair value method          (17)          (92)         (17)           (183)
                                                 --------      --------      -------      ----------
Pro forma net income (loss)                      $   374       $  (832)      $   15       $  (2,025)
                                                 --------      --------      -------      ----------

Net income (loss) per share - basic
     As reported                                 $  0.02       $ (0.07)      $ 0.00       $   (0.17)
     Pro forma                                   $  0.02       $ (0.08)      $ 0.00       $   (0.18)

Net income (loss) per share - diluted
     As reported                                 $  0.02       $ (0.07)      $ 0.00       $   (0.17)
     Pro forma                                   $  0.02       $ (0.08)      $ 0.00       $   (0.18)


9.       SUBSEQUENT EVENTS

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

GENERAL OVERVIEW

As of June 30, 2003, we had a working capital deficit of $(237,000) and stockholders' deficit of $(190,000). We generated revenues of $330,000 for the six months ended June 30, 2003 and $653,000 for the six months ended June 30, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,392,000) at June 30, 2003. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability.

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

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

From January through June 2003, we completed the private placement of 2,675,000 shares of common stock to accredited investors at $0.20 per share, for net proceeds of $462,000 and the extinguishment of $70,000 of notes payable and accrued interest. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 2,675,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related party for net proceeds of $20,000 and retirement of debt of $50,000; 1,250,000 shares of common stock plus warrants to acquire an additional 1,250,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock, for net proceeds or $250,000; a 5% shareholder who purchased 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock for retirement of debt plus accrued interest of $20,000; and 50,000 shares of common stock plus warrants to acquire an additional 50,000 shares of common stock purchased by a member of our Board of Directors for net proceeds of $10,000.

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

Revenues in the three months ended June 30, 2003 (the "2003 second quarter") were $168,000 compared to $338,000 in the three months ended June 30, 2002 (the "2002 second quarter"), representing a decrease of 50%. Revenues of $308,000 during the 2002 second quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 second quarter from recurring revenue sources totaled $162,000 and represented 96% of total revenues. Revenues from non-recurring sources totaled $6,000 and were related to support and other fees.

Revenues in the six months ended June 30, 2003 (the "2003 first half") were $330,000 compared to $653,000 in the six months ended June 30, 2002 (the "2002 first half"), representing a decrease of 49%. Revenues of $593,000 during the 2002 first half were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 first half from recurring revenue sources totaled $315,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $15,000 and were related to support and other fees.

COST OF REVENUES

Cost of revenues in the 2003 second quarter was $174,000, compared with $463,000 in the 2002 second quarter, representing a decrease of 62%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $61,000 for the 2003 second quarter compared with $69,000 for the 2002 second quarter. Transaction processing expenses were $1,000 in the 2003 second quarter compared to $136,000 in the 2002 second quarter, nearly a 100% decrease. Customer support operations expense decreased by 43% to $107,000 in the 2003 second quarter from $187,000 in the 2002 second quarter. The decreases in third party transaction processing expenses and customer support operations expense were primarily attributable to the assignment of contracts with a majority of our healthcare provider clients in September 2002. Software amortization and development project amortization expenses decreased 93% to $5,000 in the 2003 second quarter from $71,000 in the 2002 second quarter. This decrease reflects completion in 2002 of amortization for earlier versions of software for customer use.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $775,000 in the 2003 first half was primarily related to net income of $32,000, plus depreciation of $73,000 and non-cash expense of $180,000 from issuance of options and warrants, less a reduction of $8,000 in the allowance for doubtful accounts, changes in working capital of $136,000, offset by a non-cash gain of $916,000 from settlement of liabilities. Net cash used in operating activities of $1,344,000 in the 2002 first half was primarily related to net losses of $1,842,000, less: depreciation of $269,000, provision of $5,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants, and net changes in working capital of $171,000.

Net cash used in investing activities in the 2003 first half was $16,000 related to the cost of software development capitalized during the year. Net cash used in investing activities in the 2002 first half was $186,000, of which $15,000 was used for the purchase of property and equipment and $171,000 was the cost of software development capitalized during the year.

Net cash provided by financing activities in the 2003 first half was $760,000, of which $662,000 was related to the issuance of common stock and $98,000 related to proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt. Net cash provided by financing activities in the 2002 first half was $1,246,000 resulting from the issuance of preferred stock for net proceeds of $826,000, the issuance of common stock for net proceeds of $200,000 and proceeds of $525,000 from debt financing, offset by $305,000 used to repay debt.

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