Form 10-Q/A
period 2003-09-30
CLAIMSNET COM INC
filed 2004-04-02
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003
                                               ------------------
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

                        CLAIMSNET.COM INC. AND SUBSIDIARY

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Consolidated Balance Sheets as of September 30, 2003 (unaudited, restated) and December 31, 2002

                    Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2003 (restated) and 2002, and for the Nine Months Ended September 30, 2003 (restated) and 2002

                    Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003 (unaudited, restated)

                    Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2003 (restated) and 2002

                    Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 4.    Controls and Procedures


PART II.  OTHER INFORMATION

         ITEM 6.    Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS


PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                           CLAIMSNET.COM INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)
                                                                                     (Unaudited)
                                                                                     September 30,  December 31,
                                                                                         2003           2002
                                                                                      (Restated)
                                                                                       ---------      ---------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                                $     29       $    153
   Accounts receivable, net of allowance for
     doubtful accounts of $9 and $33 as of September 30, 2003
     and December 31, 2002, respectively                                                    140            150
   Prepaid expenses and other current assets                                                 82             79
                                                                                       ---------      ---------
     Total current assets                                                                   251            382

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                         1,097          1,685
   Software development costs                                                             1,966          1,922
   Furniture and fixtures                                                                    31            108
   Office equipment                                                                          25             25
   Leasehold Improvements                                                                    26             --
                                                                                       ---------      ---------
                                                                                          3,145          3,740
   Accumulated depreciation and amortization                                             (3,031)        (3,601)
                                                                                       ---------      ---------
     Total equipment, fixtures and software                                                 114            139
                                                                                       ---------      ---------
TOTAL ASSETS                                                                           $    365       $    521
                                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Notes payable to related parties - short term                                       $    151       $    118
   Accounts payable                                                                         168            486
   Accrued severance                                                                         --            241
   Accrued acquisition costs                                                                 --            500
   Accrued payroll and other current liabilities                                            164            228
   Deferred revenues                                                                        149             47
                                                                                       ---------      ---------
     Total current liabilities                                                              632          1,620

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                              10             10
   Notes payable - long term                                                                 25             25
                                                                                       ---------      ---------
     Total long term liabilities                                                             35             35
                                                                                       ---------      ---------
     Total liabilities                                                                      667          1,655

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized;
     850 and 3,471 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (liquidation preference of $215 and $876
     at September 30, 2003 and December 31, 2002, respectively)                              --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     22,112,000 shares and 14,816,000 shares issued and outstanding as of
     September 30, 2003 and December 31, 2002, respectively                                  22             15
   Additional capital                                                                    42,380         41,275
   Accumulated deficit                                                                  (42,704)       (42,424)
                                                                                       ---------      ---------
     Total stockholders' deficit                                                           (302)        (1,134)
                                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $    365       $    521
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

                                      CLAIMSNET.COM INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share data)
                                                  (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                   ------------------------     -------------------------
                                                      2003          2002           2003           2002
                                                   (Restated)                   (Restated)
                                                   ---------      ---------      ---------      ---------
REVENUES                                           $    157       $    285       $    487       $    938

Cost of Revenues                                        115            446            489          1,469
                                                   ---------      ---------      ---------      ---------
Gross PROFIT (Loss)                                      42           (161)            (2)          (531)
                                                   --------       --------       --------       --------
OPERATING EXPENSES:
   Research and development                              10             54             24            230
   Selling, general and administrative                  308            441          1,125          1,728
                                                   --------       --------       --------       --------
     Total operating expenses                           318            495          1,149          1,958
                                                   --------       --------       --------       --------

LOSS FROM OPERATIONS                                   (276)          (656)        (1,151)        (2,489)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                     --             --            916             --
   Interest expense - related parties                    (4)            (6)            (9)           (15)
   Interest expense - other                              (1)            --             (5)            --
   Gain (loss) on sale of assets                        (31)           640            (31)           640
                                                   --------       --------       --------       --------
     Total other income (expense)                       (36)           634            871            625
                                                   --------       --------       --------       --------
NET LOSS                                           $   (312)      $    (22)      $   (280)      $ (1,864)
                                                   ========       ========       ========       ========

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)      $  (0.02)      $  (0.00)      $  (0.02)      $  (0.16)
                                                   ========       ========       ========       ========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                 20,537         12,707         17,882         11,678
                                                   ========       ========       ========       ========


                                See notes to consolidated financial statements.


                                                CLAIMSNET.COM INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                          Year Ended December 31, 2002 and the Nine Months Ended September 30, 2003 (Restated)
                                                          (In thousands)
                                                            (Unaudited)

                                 Number of                  Number of
                                 Preferred                  Common                                                   Total
                                 Shares          Preferred  Shares                       Additional   Accumulated    Stockholders'
                                 Outstanding     Stock      Outstanding    Common Stock  Capital      Deficit        Deficit
                                 -------------   ---------- -------------  ------------  ------------ ------------   --------------
Balances at January 1, 2002               --       $  --        11,141      $     11      $ 39,571       $(39,497)      $     85

Sale of preferred stock                    3          --            --            --           875             --            875

Sale of common stock                      --          --         3,675             4           731             --            735

Issuance of warrants and
options for services                      --          --            --            --            98             --             98

Net loss                                  --          --            --            --            --         (2,927)        (2,927)
                                    ---------      ------     ---------     ---------     ---------      ---------      ---------
Balances at December 31, 2002              3          --        14,816            15        41,275        (42,424)        (1,134)
                                    ---------      ------     ---------     ---------     ---------      ---------      ---------

Preferred stock converted into
common stock                              (2)         --         2,621             2            (2)            --             --

Sale of common stock                      --          --         3,300             4           653             --            657

Issuance of common stock in
payment of notes payable and
accrued interest                          --          --           375            --            75             --             75

Issuance of warrants and
options to related parties for
services                                  --          --            --            --           180             --            180

Warrants exercised for common
stock                                     --          --         1,000             1           199             --            200

Net loss (restated)                       --          --            --            --            --           (280)          (280)
                                    ---------      ------     ---------     ---------     ---------      ---------      ---------
Balances at September 30, 2003
(restated)                                 1       $  --        22,112      $     22      $ 42,380       $(42,704)      $   (302)
                                    =========      ======     =========     =========     =========      =========      =========


                                          See notes to consolidated financial statements.


                                 CLAIMSNET.COM INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)
                                                                         Nine Months Ended
                                                                            September 30,
                                                                         2003          2002
                                                                      (Restated)
                                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $  (280)      $(1,864)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                        81           370
       Provision for doubtful accounts                                      (3)           13
       Stock options and warrants issued for services                      180            53
       Gain on settlement of liabilities                                  (916)           --
       (Gain) loss on sale of assets                                        31          (640)
       Changes in operating assets and liabilities:
         Accounts receivable                                                 9            12
         Prepaid expenses and other current assets                          (4)           26
         Current liabilities                                               (90)          151
                                                                       --------      --------
         Net cash used in operating activities                            (992)       (1,879)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (46)          (19)
     Proceeds from sale of assets                                            2           640
     Capitalized software development costs                                (43)         (266)
                                                                       --------      --------
       Net cash provided by (used in) investing activities                 (87)          355
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties                        100           475
     Payment of notes payable to related parties                            (2)         (412)
     Proceeds from note payable to director                                 --            50
     Proceeds from notes payable                                            --            85
     Proceeds from issuance of common stock                                857           445
     Proceeds from issuance of preferred stock                              --           826
                                                                       --------      --------
       Net cash provided by financing activities                           955         1,469
                                                                       --------      --------
NET DECREASE IN CASH AND EQUIVALENTS                                      (124)          (55)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  153           531
                                                                       --------      --------
CASH AND EQUIVALENTS, END OF PERIOD                                    $    29       $   476
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                                 $    --       $     6
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of
     common stock                                                      $    75       $    --
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

2. RESTATEMENT OF PREVIOUSLY REPORTED RESULTS

         The Company is amending and restating its Form 10-Q for the three and nine months ended September 30, 2003. Subsequent to the issuance of the Company's financial results for the quarters ended March 31, June 30, and September 30, 2003, the Company, after consultation with its auditors, determined that certain implementation fees previously reported as revenue during the quarters did not meet the technical requirements to be accounted for as a separate unit of accounting, as defined in the Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables", and as further clarified by Staff Accounting Bulletin No. 104, "Revenue Recognition", as issued by the SEC on December 17, 2003. As a result, the implementation fees must be recognized as revenue ratably over the expected period of the customer business arrangement.

         Accordingly, the consolidated financial statements for the three and nine months ended September 30, 2003, have been restated to defer implementation fees and recognize those fees over the expected life of the customer arrangement. The Company expenses costs related to implementation services as they are incurred. Therefore, the net loss for the three and nine month periods ended September 30, 2003 increased by the same amount as the increase in the net revenue deferral, approximately $73,000 and $87,000, respectively. The revenue restatement also resulted in a restatement of deferred revenues at September 30, 2003.

         The restatement also resulted in a $0.01 increase in the net loss per common share reported for the three and nine month periods ended September 30, 2003.


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

4. EQUITY TRANSACTIONS

         From January through September 2003, the Company completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to the Company of $657,000. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 3,675,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation ("NFC"), a related party, for net proceeds of $20,000 and retirement of debt of $50,000; 2,000,000 shares of common stock plus warrants to acquire an additional 2,000,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, for net proceeds of $400,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by J.R. Schellenberg, a related party, for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director of the Company for net proceeds of $25,000 and payment of accrued interest of $5,000.

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

7. LOANS FROM RELATED PARTIES

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

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,               September 30,
                                                   2003          2002          2003          2002
                                                (Restated)                  (Restated)
                                                 --------      --------      --------      --------
Net loss, as reported                            $  (312)      $   (22)      $  (280)      $(1,864)
Stock-based compensation expense:
     Included in reported net loss                    --            --            --            --
     Determined using the fair value method          (45)          (92)          (64)         (275)
                                                 --------      --------      --------      --------
Pro forma net loss                               $  (357)      $  (114)      $  (344)      $(2,139)
                                                 --------      --------      --------      --------

Net loss per share - basic and diluted
     As reported                                 $ (0.02)      $ (0.00)      $ (0.02)      $ (0.16)
     Pro forma                                   $ (0.02)      $ (0.01)      $ (0.02)      $ (0.18)


9. SALE OF ASSETS

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

10. SUBSEQUENT EVENTS

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

GENERAL OVERVIEW

As of September 30, 2003, we had a working capital deficit of $(381,000) and stockholders' deficit of $(302,000). We generated revenues of $487,000 for the nine months ended September 30, 2003 and $938,000 for the nine months ended September 30, 2002. We have incurred net losses since inception and had an accumulated deficit of $(42,704,000) at September 30, 2003. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability. See Note 2 of the Notes to Consolidated Financial Statements regarding our need for additional capital and liquidity.

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

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

From January through September 2003, we completed the private placement of 3,675,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to us of $657,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 3,675,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation ("NFC"), a related party, for net proceeds of $20,000 and retirement of debt of $50,000; 2,000,000 shares of common stock plus warrants to acquire an additional 2,000,000 shares of common stock purchased by Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock, for net proceeds of $400,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by J.R. Schellenberg, a related party, for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a member of our Board of Directors for net proceeds of $25,000 and payment of accrued interest of $5,000.

From May through August 2003, we issued an aggregate 2,621,000 shares of our common stock upon conversion and surrender of 2,621 shares of preferred stock by the holders thereof.

In April 2003, Elmira United Corporation, a 5% shareholder, exercised a previously issued warrant to purchase 1,000,000 shares of our common stock and tendered payment in the amount of $200,000 ($0.20 per share).

The Company used $217,000 of the proceeds from the April 2003 private placement and warrant exercise to make payments pursuant to creditor agreements, as described in Note 5 to the consolidated financial statements.

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


RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

Revenues in the three months ended September 30, 2003 (the "2003 third quarter") were $157,000 compared to $285,000 in the three months ended September 30, 2002 (the "2002 third quarter"), representing a decrease of 45%. Revenues of $229,000 during the 2002 third quarter were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 third quarter from recurring revenue sources totaled $151,000 and represented 96% of total revenues. Revenues from non-recurring sources totaled $6,000 and were related to support and other fees.

Revenues in the nine months ended September 30, 2003 (the "2003 nine months") were $487,000 compared to $938,000 in the nine months ended September 30, 2002 (the "2002 nine months"), representing a decrease of 48%. Revenues of $822,000 during the 2002 nine months were generated by our Internet-based healthcare provider clients, under contracts which were sold in September 2002. Revenues for the 2003 nine months from recurring revenue sources totaled $465,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $22,000 and were related to support and other fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $1,002,000 in the 2003 nine months was primarily related to a net loss of $280,000, a reduction of $3,000 in the allowance for doubtful accounts, changes in working capital of $85,000, and a non-cash gain of $916,000 from settlement of liabilities offset by depreciation of $81,000, a non-cash loss of $31,000 from sale of assets, and non-cash expense of $180,000 from issuance of options and warrants. Net cash used in operating activities of $1,879,000 in the 2002 nine months was primarily related to net losses of $1,864,000, net of the $640,000 gain on sale of assets, less: depreciation of $370,000, provision of $13,000 for doubtful accounts, non-cash expense of $53,000 from issuance of options and warrants, and net changes in working capital of $189,000.

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

Net cash provided by financing activities in the 2003 nine months was $955,000, of which $857,000 was related to the issuance of common stock and $98,000 related to proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt. Net cash provided by financing activities in the 2002 nine months was $1,469,000 resulting from the issuance of preferred stock for net proceeds of $826,000, the issuance of common stock for net proceeds of $445,000 and proceeds of $610,000 from debt financing, offset by $412,000 used to repay debt.

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