Form 10QSB
period 2004-03-31
CLAIMSNET COM INC
filed 2004-05-07
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

                        COMMISSION FILE NUMBER 001-14665

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

                          14860 Montfort Dr, Suite 250
                               Dallas, Texas 75254
                               -------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: 972-458-1701

State by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 24,201,180 shares outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format Yes [ ]  No [X]

                       CLAIMSNET.COM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

                  Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003 (audited)

                  Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2004 and 2003

                  Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2003 (audited) and the Three Months Ended March 31, 2004 (unaudited)

                  Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2004 and 2003

                  Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3. Controls and Procedures


PART II. OTHER INFORMATION

     ITEM 2. Changes in Securities

     ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

PART I -- FINANCIAL INFORMATION

ITEM 1:   Financial Statements

                               CLAIMSNET.COM INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share data)

                                                                      (Unaudited)     (Audited)
                                                                       March 31,     December 31,
                                                                         2004            2003
                                                                      ------------   ------------
                                              ASSETS

CURRENT ASSETS
   Cash and equivalents                                               $        48    $        66
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $9, respectively                             105            114
   Prepaid expenses and other current assets                                   24             56
                                                                      ------------   ------------
     Total current assets                                                     177            236

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                           1,077          1,077
   Software development costs                                               1,977          1,977
   Furniture and fixtures                                                      31             31
   Office equipment                                                            25             25
   Leasehold Improvements                                                      35             26
                                                                      ------------   ------------
                                                                            3,145          3,136
   Accumulated depreciation and amortization                               (3,047)        (3,036)
                                                                      ------------   ------------
     Total equipment, fixtures and software, net                               98            100
                                                                      ------------   ------------
TOTAL ASSETS                                                          $       275    $       336
                                                                      ============   ============

                              LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                   $       174    $       162
   Accrued payroll and other current liabilities                              142            134
   Customer prepayments                                                        24             --
   Deferred revenues                                                          200            208
   Notes payable to related parties - short term                              151            151
                                                                      ------------   ------------
     Total current liabilities                                                691            655

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                10             10
   Notes payable - long term                                                   25             25
                                                                      ------------   ------------
     Total long term liabilities                                               35             35
                                                                      ------------   ------------
     Total liabilities                                                        726            690

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized,
     720 shares of Series D (liquidation preference of $180) and
     50 shares of Series E (liquidation preference of $15) issued
     and outstanding as of March 31, 2004 and December 31, 2003                --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     23,701,000 shares and 23,201,000 shares issued and outstanding
     as of March 31, 2004 and December 31, 2003, respectively                  24             23
   Additional capital                                                      42,681         42,582
   Accumulated deficit                                                    (43,156)       (42,959)
                                                                      ------------   ------------
     Total stockholders' deficit                                             (451)          (354)
                                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $       275    $       336
                                                                      ============   ============


                         See notes to consolidated financial statements.


                                                3

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                         -----------------------
                                                           2004           2003
                                                         ---------     ---------
REVENUES                                                 $    215      $    162

Cost of Revenues                                              140           200
                                                         ---------     ---------
Gross PROFIT (Loss)                                            75           (38)
                                                         ---------     ---------
OPERATING EXPENSES:
   Research and development                                    --            10
   Selling, general and administrative                        267           311
                                                         ---------     ---------
     Total operating expenses                                 267           321
                                                         ---------     ---------

LOSS FROM OPERATIONS                                         (192)         (359)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                           --             4
   Interest expense - related parties                          (4)           (2)
   Interest expense - other                                    (1)           (2)
                                                         ---------     ---------
     Total other income (expense)                              (5)           --
                                                         ---------     ---------
NET LOSS                                                 $   (197)     $   (359)
                                                         ---------     ---------

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $  (0.01)     $  (0.02)
                                                         =========     =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)                       23,667        15,323
                                                         =========     =========



                 See notes to consolidated financial statements.

                                          CLAIMSNET.COM INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             Year Ended December 31, 2003 (Audited) and the Three Months Ended March 31, 2004 (Unaudited)
                                                    (In thousands)

                                 Number of               Number of
                                 Preferred               Common                                          Total
                                 Shares       Preferred  Shares       Common    Additional  Accumulated  Stockholders'
                                 Outstanding  Stock      Outstanding  Stock     Capital     Deficit      Deficit
                                 -----------  ---------  -----------  --------  ----------  -----------  -------------
Balances at January 1, 2003               3   $      --       14,816  $     15  $  41,275   $  (42,424)  $     (1,134)

Sale of common stock                     --          --        3,425         3        680           --            683

Issuance of common stock in
payment of notes payable and
accrued interest                         --          --          375        --         75           --             75

Warrants exercised for common
stock                                    --          --        1,875         2        373           --            375

Preferred stock converted into
common stock                             (2)         --        2,701         3         (3)          --             --

Issuance of common stock for
services                                 --          --            9        --          2           --              2

Issuance of warrants and
options to related parties for
services                                 --          --           --        --        180           --            180

Net loss                                 --          --           --        --         --         (535)          (535)
                                 -----------  ---------  -----------  --------  ----------  -----------  -------------
Balances at December 31, 2003             1          --       23,201        23     42,582      (42,959)          (354)
                                 -----------  ---------  -----------  --------  ----------  -----------  -------------

Warrants exercised for common
stock                                    --          --          500         1         99           --            100

Net loss                                 --          --           --        --         --         (197)          (197)
                                 -----------  ---------  -----------  --------  ----------  -----------  -------------
Balances at March 31, 2004                1   $      --       23,701  $     24  $  42,681   $  (43,156)  $       (451)
                                 ===========  =========  ===========  ========  ==========  ===========  =============


                                    See notes to consolidated financial statements.


                                                          5

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                                2004       2003
                                                               ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(197)     $(359)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                              11         53
       Gain on settlement of liabilities                          --         (4)
     Changes in operating assets and liabilities:
       Accounts receivable                                         9         28
       Prepaid expenses and other current assets                  32         46
       Current liabilities                                        36        (46)
                                                               ------     ------
         Net cash used in operating activities                  (109)      (282)
                                                               ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                          (9)        --
     Capitalized software development costs                       --         (6)
                                                               ------     ------
       Net cash used in investing activities                      (9)        (6)
                                                               ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      100        187
                                                               ------     ------
       Net cash provided by financing activities                 100        187
                                                               ------     ------
NET DECREASE IN CASH AND EQUIVALENTS                             (18)      (101)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         66        153
                                                               ------     ------
CASH AND EQUIVALENTS, END OF PERIOD                            $  48      $  52
                                                               ======     ======


                 See notes to consolidated financial statements.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com Inc. and subsidiaries (the "Company") as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 26, 2004.

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements through June 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

4. SALE OF COMMON STOCK

         In February and March 2004, Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, exercised previously issued warrants to purchase 500,000 shares of the Company's common stock at $0.20 per share, for net proceeds of $100,000. The offer and sale of the securities in each of the transactions referenced in the previous sentence was exempt from registration under the Securities Act of 1933, as amended, by virtue of
         Section 4(2) thereof and the rules promulgated thereunder.

5. ISSUANCE OF OPTIONS

         In March 2004, the Company issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options contain an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years, and expire in March 2014.

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

7. STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three months ended March 31, 2004 and 2003. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions: expected life, ten years; risk free rate of 3.84%; no dividends during the expected term; and a volatility of 1.78 for 2004. No employee stock options were issued in the first quarter of 2003.

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," net loss would have been as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                              2004        2003
                                                            --------    --------

Loss as reported (thousands)                                $  (197)    $  (359)

Stock-based compensation expense:
     As reported                                                 --          --
     Determined using the fair value method                     (45)         --
                                                            --------    --------
Pro forma loss                                              $  (242)    $  (359)
                                                            ========    ========
Loss per share (basic and diluted)
     As reported                                            $ (0.01)    $ (0.02)
     Pro forma                                              $ (0.01)    $ (0.02)


8. SUBSEQUENT EVENTS

         In April and May 2004, Elmira United Corporation, a 5% shareholder of the Company, exercised previously issued warrants to purchase 500,000 shares of the Company's common stock and tendered payment in the amount of $100,000.

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


IN GENERAL

As of March 31, 2004, we had a working capital deficit of $(514,000) and stockholders' deficit of $(451,000). We generated revenues of $215,000 for the three months ended March 31, 2004 and $162,000 for the three months ended March 31, 2003. We have incurred net losses since inception and had an accumulated deficit of $(43,156,000) at March 31, 2004. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability.

We have been in operation since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues. Accordingly, we believe that, at our current stage of operations, period-to-period comparisons of results of operations are not meaningful.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

Between February and May 2004, Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of our common stock, exercised previously issued warrants to purchase 1,000,000 shares of our common stock at $0.20 per share, for net proceeds of $200,000.

In March 2004, the Company issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options contain an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years and expire in March 2014.

None of the above sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended as unregistered shares.

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and the rules promulgated thereunder. Elmira United Corporation provided representations to us that it is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated. The shares subject to the options have been registered under the Act.

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

o to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;
o to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers; and
o to seek merger and acquisition opportunities that enhance our growth and profitability objectives.

We anticipate that our primary source of revenues will be fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. We expect most of our revenues to be recurring in nature.

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


RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

Revenues in the three months ended March 31, 2004 (the "2004 first quarter") were $215,000 compared to $162,000 in the three months ended March 31, 2003 (the "2003 first quarter"), representing an increase of 33%. Revenues for the 2004 first quarter from recurring revenue sources totaled $204,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $11,000 and were related to support and other fees. Revenues for the 2003 first quarter from recurring revenue sources totaled $153,000 and represented 94% of total revenues. Revenues from non-recurring sources totaled $9,000 and were related to support and other fees.

COST OF REVENUES

Cost of revenues in the 2004 first quarter was $140,000, compared with $200,000 in the 2003 first quarter, representing a decrease of 30%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased to $15,000 for the 2004 first quarter compared with $63,000 for the 2003 first quarter. Transaction processing expenses were less than $1,000 in each period. Customer support operations expense increased by 11% to $117,000 in the 2004 first quarter from $105,000 in the 2003 first quarter. Software amortization and development project amortization expenses decreased 77% to $7,000 in the 2004 first quarter from $31,000 in the 2003 first quarter.

OPERATING EXPENSES

There were no research and development expenses in the 2004 first quarter, compared with $10,000 in the 2003 first quarter, representing a decrease of 100%. No research or development projects were undertaken during the 2004 first quarter. During the 2003 first quarter, we began development of a HIPAA remediation project and capitalized $6,000 for development costs during the quarter.

Selling, general and administrative expenses were $267,000 in the 2004 first quarter, compared with $311,000 in the 2003 first quarter, a decrease of 14%. The reduction is a result of cost containment measures including staff reductions and other cost containment measures.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 was incurred in the 2004 first quarter on financing fees and affiliate debt compared with $4,000 in the 2003 first quarter. A $4,000 gain on settlement of liabilities was recognized during the 2003 first quarter related to settlement agreements with several creditors that were consummated during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $109,000 in the 2004 first quarter was primarily related to net operating losses of $197,000, less depreciation of $11,000 and changes in working capital of $77,000. Net cash used in operating activities of $282,000 in the 2003 first quarter was primarily related to net operating losses of $359,000, less depreciation of $53,000 and changes in working capital of $28,000, offset by a non-cash gain of $4,000 from settlement of liabilities.

Net cash used in investing activities in the 2004 first quarter was $9,000 related to leasehold improvements made during the quarter. Net cash used in investing activities in the 2003 first quarter was $6,000 related to the cost of software development capitalized during the quarter.

Net cash provided by financing activities in the 2004 first quarter was $100,000 related to the conversion of warrants into common stock. Net cash provided by financing activities in the 2003 first quarter was $187,000 related to the issuance of common stock and warrants.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements through June 30, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN OTHER SEC FILINGS BY THE COMPANY CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 26, 2004. NO ASSURANCE CAN BE GIVEN THAT FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED.

ITEM 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

         As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b)      Changes in Internal Controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 2. Changes in Securities

(c) See Part I, Item 1, Note 4 for a description of equity securities sold by the Company during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   Exhibits and Reports on  Form 8-K

(b) Reports on Form 8-K:

         During the quarter ended March 31, 2004, the Company filed Reports on Form 8-K dated March 5, 2004 containing information under item 5 and March 29, 2004 containing information under items 12 and 9.

The following Additional Exhibits are filed herewith:

31.1            Certification of Don Crosbie

31.2            Certification of Paul W. Miller

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Paul W. Miller

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


May 7, 2004