Form 10QSB
period 2004-06-30
CLAIMSNET COM INC
filed 2004-07-20
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to
                               ------------  ------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 24,726,180 shares outstanding as of July 20, 2004.

Transitional Small Business Disclosure Format   Yes [ ]     No [X]

                       CLAIMSNET.COM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (audited)

                  Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2004 and 2003, and for the Six Months Ended June 30, 2004 and 2003

                  Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2003 (audited) and the Six Months Ended June 30, 2004 (unaudited)

                  Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2004 and 2003

                  Notes to Consolidated Financial Statements

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     ITEM 3.      Controls and Procedures


PART II.  OTHER INFORMATION

     ITEM 2.      Changes in Securities

     ITEM 6.      Exhibits and Reports on Form 8-K


SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                     CLAIMSNET.COM INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                      (In thousands, except share data)
                                                                                 (Unaudited)       (Audited)
                                                                                   June 30,      December 31,
                                                                                      2004           2003
                                                                                  ------------   ------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                                           $        31    $        66
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $9, respectively                                         102            114
   Prepaid expenses and other current assets                                               30             56
                                                                                  ------------   ------------
     Total current assets                                                                 163            236

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                                       1,077          1,077
   Software development costs                                                           1,977          1,977
   Furniture and fixtures                                                                  31             31
   Office equipment                                                                        25             25
   Leasehold improvements                                                                  35             26
                                                                                  ------------   ------------
                                                                                        3,145          3,136
   Accumulated depreciation and amortization                                           (3,058)        (3,036)
                                                                                  ------------   ------------
     Total equipment, fixtures and software                                                87            100
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $       250    $       336
                                                                                  ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                               $        79    $       162
   Accrued payroll and other current liabilities                                          120            134
   Customer prepayments                                                                    28             --
   Deferred revenues                                                                      190            208
   Notes payable to related parties - short term                                          170            151
                                                                                  ------------   ------------
     Total current liabilities                                                            587            655

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                            10             10
   Notes payable - long term                                                               25             25
                                                                                  ------------   ------------
     Total long term liabilities                                                           35             35
                                                                                  ------------   ------------
     Total liabilities                                                                    622            690

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized; 720 shares of
     Series D (liquidation preference of $180) and 50 shares of Series E
     (liquidation preference of $15) issued and outstanding as of June 30, 2004
     and December 31, 2003                                                                 --             --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     24,726,000 shares and 23,201,000 shares issued and outstanding as of
     June 30, 2004 and December 31, 2003, respectively                                     25             23
   Additional capital                                                                  42,885         42,582
   Accumulated deficit                                                                (43,282)       (42,959)
                                                                                  ------------   ------------
     Total stockholders' deficit                                                         (372)          (354)
                                                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $       250    $       336
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

                                                      3


                             CLAIMSNET.COM INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended       Six Months Ended
                                                      June 30,                June 30,
                                               ---------------------   ---------------------
                                                 2004        2003        2004        2003
                                               ---------   ---------   ---------   ---------
REVENUES                                       $    225    $    168    $    440    $    330

Cost of Revenues                                    168         174         308         374
                                               ---------   ---------   ---------   ---------
Gross PROFIT (Loss)                                  57          (6)        132         (44)
                                               ---------   ---------   ---------   ---------
OPERATING EXPENSES:
   Research and development                          --           4          --          14
   Selling, general and administrative              269         506         536         817
                                               ---------   ---------   ---------   ---------
     Total operating expenses                       269         510         536         831
                                               ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                               (212)       (516)       (404)       (875)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                 91         912          91         916
   Interest expense - related parties                (4)         (3)         (8)         (5)
   Interest expense - other                          (1)         (2)         (2)         (4)
                                               ---------   ---------   ---------   ---------
     Total other income                              86         907          81         907
                                               ---------   ---------   ---------   ---------
NET INCOME (LOSS)                              $   (126)   $    391    $   (323)   $     32
                                               ---------   ---------   ---------   ---------

NET INCOME (LOSS) PER COMMON SHARE - BASIC     $  (0.01)   $   0.02    $  (0.01)   $   0.00
                                               =========   =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                         24,182      17,730      23,795      16,533
                                               =========   =========   =========   =========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED   $  (0.01)   $   0.02    $  (0.01)   $   0.00
                                               =========   =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                       24,182      22,136      23,795      20,097
                                               =========   =========   =========   =========


                       See notes to consolidated financial statements.

                                             4


                                                 CLAIMSNET.COM INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CHANGES IN
                                    STOCKHOLDERS' DEFICIT Year Ended December 31, 2003 (audited)
                                         and the Six Months Ended June 30, 2004 (unaudited)
                                                           (In thousands)

                                 Number of                    Number of
                                 Preferred                    Common                                                   Total
                                 Shares          Preferred    Shares                       Additional   Accumulated    Stockholders'
                                 Outstanding     Stock        Outstanding    Common Stock  Capital      Deficit        Deficit
                                 -------------   ------------ -------------  ------------  ------------ ------------   -------------
Balances at January 1, 2003                 3         $   -        14,816         $   15     $ 41,275   $ (42,424)        $  (1,134)

Sale of common stock                        -             -         3,425              3          680           -               683

Issuance of common stock in
payment of notes payable and
accrued interest - related
party                                       -             -           375              -           75           -                75

Warrants exercised for common
stock                                       -             -         1,875              2          373           -               375

Preferred stock converted into
common stock                               (2)            -         2,701              3           (3)          -                 -

Issuance of warrants and
options for services                        -             -             9              -            2           -                 2

Issuance of warrants and
options to related parties for
services                                    -             -             -              -          180           -               180

Net loss                                    -             -             -              -            -        (535)             (535)
                                 -------------   ------------ -------------  ------------  ------------ ------------   -------------
Balances at December 31, 2003               1             -        23,201             23       42,582     (42,959)             (354)
                                 -------------   ------------ -------------  ------------  ------------ ------------   -------------

Issuance of common stock in
payment of notes payable and
accrued interest - related
party                                       -             -            25              -            5           -                 5

Warrants exercised for common
stock                                       -             -         1,500              2          298           -               300

Net loss                                    -             -             -              -            -        (323)             (323)
                                 -------------   ------------ -------------  ------------  ------------ ------------   -------------
Balances at June 30, 2004                   1         $   -        24,726     $       25     $ 42,885   $ (43,282)        $    (372)
                                 =============   ============ =============  ============  ============ ============   =============

                                           See notes to consolidated financial statements.

                                                                 5


                            CLAIMSNET.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                                        (Unaudited)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2004         2003
                                                                    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $    (323)   $      32
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                       22           73
       Provision for doubtful accounts                                     --           (8)
       Stock options and warrants issued for services                      --          180
       Gain on settlement of liabilities                                  (91)        (916)
     Changes in operating assets and liabilities:
       Accounts receivable                                                 12           47
       Prepaid expenses and other current assets                           26           19
       Current liabilities                                                  8         (202)
                                                                    ----------   ----------
         Net cash used in operating activities                           (346)        (775)
                                                                    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                   (9)          --
     Capitalized software development costs                                --          (16)
                                                                    ----------   ----------
       Net cash used in investing activities                               (9)         (16)
                                                                    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties                        20          100
     Payment of notes payable to related parties                           --           (2)
     Proceeds from notes payable                                           --           --
     Proceeds from issuance of common stock                               300          662
                                                                    ----------   ----------
       Net cash provided by financing activities                          320          760
                                                                    ----------   ----------
NET DECREASE IN CASH AND EQUIVALENTS                                      (35)         (31)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                  66          153
                                                                    ----------   ----------
CASH AND EQUIVALENTS, END OF PERIOD                                 $      31    $     122
                                                                    ==========   ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of
     common stock                                                   $       5    $      70
                                                                    ==========   ==========



                      See notes to consolidated financial statements.

                                             6

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the "Company") as of June 30, 2004 and the results of their operations and cash flows for the three and six months ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

         Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements past August 31, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3. REVENUE RECOGNITION

         The Company generally enters into service agreements with its customers to provide access to its hosted software platform for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of its software at any time during or at the end of the agreements. The end users of the Company's software application access its hosted software platform or privately hosted versions of its software application via the internet with no additional software required to be located on the customer's systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company's software platform (i.e. access to its servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. The Company currently uses an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

4. SALE OF COMMON STOCK

         From February through June 2004, Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, exercised previously issued warrants to purchase 1,500,000 shares of the Company's common stock at $0.20 per share, for net proceeds of $300,000. The offer and sale of the securities in each of the transactions referenced in the previous sentence was exempt from registration under the Securities Act of 1933, as amended, (the "Act") by virtue of Section 4(2) thereof and the rules promulgated thereunder.

         In June 2004, the Company issued, pursuant to the Section 4 (2) exemption from registration under the Act, 25,000 shares of common stock to a director of the Company at $0.20 per share in satisfaction of debt and accrued interest aggregating $5,000. In connection therewith, the Company also issued warrants to the director to purchase an aggregate of 25,000 shares of common stock. The warrants contain an exercise price of $0.20 per share and expire December 31, 2007.

5. ISSUANCE OF OPTIONS

         In March 2004, the Company issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options contain an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years, and expire in March 2014.

6. GAIN ON SETTLEMENT OF LIABILITIES

         In May 2004, the Company entered into a settlement agreement with a nonaffiliated creditor, contingent upon the Company making payment within twenty days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The agreement required a payment totaling $20,000 to settle certain accounts payable totaling $111,000. Payment pursuant to the agreement was made in May 2004, resulting in a gain on settlement of liabilities totaling $91,000.

7. LOANS FROM RELATED PARTY

         In May 2004, the Company entered into an unsecured short-term loan agreement with National Financial Corp. ("NFC"), a related entity, pursuant to which NFC loaned the Company an aggregate amount of $20,000. The principal amount plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

8. STOCK-BASED COMPENSATION

         The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three or six months ended June 30, 2004 and 2003. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions:

                                                          2004         2003
                                                         ------       ------
        Expected life                                   10 years     10 years
        Risk free rate                                    3.84%       4.77%
        Dividends                                         None         None
        Volatility                                        1.78         2.04

         If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," net loss would have been as follows (in thousands, except per share data):


                                                     Three Months Ended   Six Months Ended
                                                          June 30,           June 30,
                                                       2004     2003      2004      2003
                                                      -------  -------   -------   -------
        Net income (loss), as reported                $(126)   $   391   $ (323)   $   32
        Stock-based compensation expense:
             Included in reported net income (loss)      --        --        --        --
             Determined using the fair value method     (60)      (17)     (105)      (17)
                                                      -------  -------   -------   -------
        Pro forma net income (loss)                   $ (186)  $  374    $ (428)   $   15
                                                      -------  -------   -------   -------
        Net income (loss) per share - basic
             As reported                              $(0.01)  $ 0.02    $(0.01)   $ 0.00
             Pro forma                                $(0.01)  $ 0.02    $(0.02)   $ 0.00

        Net income (loss) per share - diluted
             As reported                              $(0.01)  $ 0.02    $(0.01)   $ 0.00
             Pro forma                                $(0.01)  $ 0.02    $(0.02)   $ 0.00

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

GENERAL OVERVIEW

As of June 30, 2004, we had a working capital deficit of $(424,000) and stockholders' deficit of $(372,000). We generated revenues of $440,000 for the six months ended June 30, 2004 and $330,000 for the six months ended June 30, 2003. We have incurred net losses since inception and had an accumulated deficit of $(43,282,000) at June 30, 2004. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability.

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

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

In June 2004, we completed the private placement of 25,000 shares of common stock to a member of our Board of Directors at $0.20 per share, for the satisfaction of $5,000 of notes payable and accrued interest. We also issued warrants to the Director to purchase an aggregate of 25,000 shares of common stock at an exercise price of $0.20 per share on or prior to December 31, 2007.

From February through June 2004, Elmira United Corporation, a 5% shareholder, exercised previously issued warrants to purchase 1,500,000 shares of our common stock at $0.20 per share or an aggregate amount of $300,000.

In March 2004, we issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options contain an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years and expire in March 2014.

None of the above sales of securities involved the use of an underwriter and except as indicated no commissions were paid in connection with the sale of any securities. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and the rules promulgated thereunder. Each purchaser represented to us that the purchaser is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated. The shares subject to the options have been registered under the Act.

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

REVENUES

Revenues for the three months ended June 30, 2004 (the "2004 second quarter") were $225,000 compared to $168,000 for the three months ended June 30, 2003 (the "2003 second quarter"), representing an increase of 34%. Revenues for the 2004 second quarter from recurring revenue sources totaled $219,000 and represented 97% of total revenues. Revenues from non-recurring sources totaled $6,000 and were related to support and other fees. Revenues for the 2003 second quarter from recurring revenue sources totaled $162,000 and represented 96% of total revenues. Revenues from non-recurring sources totaled $6,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

Revenues for the six months ended June 30, 2004 (the "2004 first half") were $440,000 compared to $330,000 for the six months ended June 30, 2003 (the "2003 first half"), representing an increase of 33%. Revenues for the 2004 first half from recurring revenue sources totaled $423,000 and represented 96% of total revenues. Revenues from non-recurring sources totaled $17,000 and were related to support and other fees. Revenues for the 2003 first half from recurring revenue sources totaled $315,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $15,000 and were related to support and other fees. The increase in revenues for the six month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES

Cost of revenues for the 2004 second quarter was $168,000, compared with $174,000 for the 2003 second quarter, representing a decrease of 3%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased 74% to $16,000 for the 2004 second quarter compared with $61,000 for the 2003 second quarter due to relocation of our servers. Transaction processing expenses were $9,000 for the 2004 second quarter compared to $1,000 in the 2003 second quarter. Customer support operations expense increased by 26% to $135,000 for the 2004 second quarter from $107,000 for the 2003 second quarter. The increases in third party transaction processing expenses and customer support operations expense were primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses increased to $8,000 for the 2004 second quarter from $5,000 for the 2003 second quarter.

Cost of revenues for the 2004 first half was $308,000, compared with $374,000 for the 2003 first half, representing a decrease of 18%. Data center expenses decreased 75% to $31,000 for the 2004 first half compared with $124,000 for the 2003 first half due to relocation of our servers. Transaction processing expenses were $9,000 for the 2004 first half compared to $2,000 for the 2003 first half. Customer support operations expense increased by 19% to $252,000 for the 2004 first half from $212,000 for the 2003 first half. The increases in third party transaction processing expenses and customer support operations expense were primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses decreased 56% to $16,000 for the 2004 first half from $36,000 for the 2003 first half.

OPERATING EXPENSES

There were no research and development expenses for the 2004 second quarter or the 2004 first half, compared with $4,000 and $14,000 for the 2003 second quarter and 2003 first half, respectively. Research and development expenses are comprised of personnel costs and related expenses. During the 2003 first quarter, we began development of a HIPAA remediation project and capitalized development costs of $10,000 and $16,000 during the 2003 second quarter and 2003 first half, respectively. No costs were capitalized in 2004.

Selling, general and administrative expenses for the 2004 second quarter were $269,000 compared with $506,000 for the 2003 second quarter, a decrease of 47% and $536,000 for the 2004 first half, compared with $817,000 for the 2003 first half, a decrease of 34%. The reductions are a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $195,000 was recorded in the 2003 second quarter for services performed by two of our directors outside of their director duties, of which $180,000 related to the issuance of warrants.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 and $10,000 was incurred for the 2004 second quarter and 2004 first half, respectively, on financing fees and affiliate debt compared with $5,000 and $9,000 for the 2003 second quarter and 2003 first half, respectively. A $91,000 gain on settlement of liabilities was recognized during the 2004 first half related to a settlement agreement with a nonaffiliated creditor; such agreement being consummated during May 2004. A $916,000 gain on settlement of liabilities was recognized during the 2003 first half related to settlement agreements with several nonaffiliated creditors; such agreements being consummated during March and April 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $346,000 for the 2004 first half was primarily related to net loss of $323,000, less depreciation of $22,000 and changes in working capital of $46,000, offset by a non-cash gain of $91,000 from settlement of liabilities. Net cash used in operating activities of $775,000 for the 2003 first half was primarily related to net income of $32,000, plus depreciation of $73,000 and non-cash expense of $180,000 from issuance of options and warrants, less a reduction of $8,000 in the allowance for doubtful accounts and changes in working capital of $136,000, offset by a non-cash gain of $916,000 from settlement of liabilities.

Net cash used in investing activities for the 2004 first half was $9,000 related to the cost of leasehold improvements made during the period compared with $16,000 for the 2003 first half related to the cost of software development capitalized during the period.

Net cash provided by financing activities in the 2004 first half was $320,000, of which $300,000 was related to the issuance of common stock and $20,000 related to proceeds from debt financing. Net cash provided by financing activities in the 2003 first half was $760,000, of which $662,000 was related to the issuance of common stock and $98,000 related to proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements past August 31, 2004. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K:

         During the quarter ended June 30, 2004, the Company filed a Report on Form 8-K dated April 28, 2004 containing information under items 4 and 7.

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


July 20, 2004