Form 10QSB
period 2004-09-30
CLAIMSNET COM INC
filed 2004-10-19
CIK 1046057

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from                 to
                                        ---------------    ---------------

                             COMMISSION FILE NUMBER

                               CLAIMSNET.COM INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            75-2649230
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

14860 Montfort Dr, Suite 250 Dallas, Texas                         75254
------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code: 972-458-1701

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 25,226,180 shares outstanding as of October 19, 2004.

                       CLAIMSNET.COM INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION

         ITEM 1.    Financial Statements

                    Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (audited)

                    Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2004 and 2003, and for the Nine Months Ended September 30, 2004 and 2003

                    Consolidated Statements of Changes in Stockholders' Deficit for the Year Ended December 31, 2003 (audited) and the Nine Months Ended September 30, 2004 (unaudited)

                    Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2004 and 2003

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


SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                                CLAIMSNET.COM INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except share data)

                                                                      (Unaudited)       (Audited)
                                                                      September 30,    December 31,
                                                                          2004            2003
                                                                      -------------   -------------
ASSETS

CURRENT ASSETS
   Cash and equivalents                                               $         51    $         66
   Accounts receivable, net of allowance for
     doubtful accounts of $6 and $9, respectively                              163             114
   Prepaid expenses and other current assets                                    53              56
                                                                      -------------   -------------
     Total current assets                                                      267             236

EQUIPMENT, FIXTURES AND SOFTWARE
   Computer hardware and software                                            1,077           1,077
   Software development costs                                                1,979           1,977
   Furniture and fixtures                                                       31              31
   Office equipment                                                             25              25
   Leasehold improvements                                                       35              26
                                                                      -------------   -------------
                                                                             3,147           3,136
   Accumulated depreciation and amortization                                (3,068)         (3,036)
                                                                      -------------   -------------
     Total equipment, fixtures and software                                     79             100
                                                                      -------------   -------------
TOTAL ASSETS                                                          $        346    $        336
                                                                      =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                   $         99    $        162
   Accrued payroll and other current liabilities                               165             134
   Customer prepayments                                                         43              --
   Deferred revenues                                                           163             208
   Notes payable to related parties - short term                               180             151
   Notes payable - short term                                                   25              --
                                                                      -------------   -------------
     Total current liabilities                                                 675             655

LONG TERM LIABILITIES
   Notes payable to related parties - long term                                 50              10
   Notes payable - long term                                                    50              25
                                                                      -------------   -------------
     Total long term liabilities                                               100              35
                                                                      -------------   -------------
     Total liabilities                                                         775             690

STOCKHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 4,000,000 shares authorized;
     720 shares of Series D (liquidation preference of $180) and
     50 shares of Series E (liquidation preference of $15) issued and outstanding as of September 30, 2004
     and December 31, 2003                                                      --              --
   Common stock, $.001 par value; 40,000,000 shares authorized;
     25,226,180 shares and 23,201,000 shares issued and outstanding
     as of September 30, 2004 and December 31, 2003, respectively               25              23
   Additional capital                                                       42,985          42,582
   Accumulated deficit                                                     (43,439)        (42,959)
                                                                      -------------   -------------
     Total stockholders' deficit                                              (429)           (354)
                                                                      -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $        346    $        336
                                                                      =============   =============

                          See notes to consolidated financial statements.

                                                 3


                             CLAIMSNET.COM INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In thousands, except per share data)
                                         (Unaudited)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                ---------------------   ---------------------
                                                  2004        2003        2004        2003
                                                ---------   ---------   ---------   ---------
REVENUES                                        $    291    $    157    $    731    $    487

COST OF REVENUES                                     184         115         492         489
                                                ---------   ---------   ---------   ---------
GROSS PROFIT (LOSS)                                  107          42         239          (2)
                                                ---------   ---------   ---------   ---------
OPERATING EXPENSES
   Research and development                           --          10          --          24
   Selling, general and administrative               258         308         795       1,125
                                                ---------   ---------   ---------   ---------
     Total operating expenses                        258         318         795       1,149
                                                ---------   ---------   ---------   ---------

LOSS FROM OPERATIONS                                (151)       (276)       (556)     (1,151)

OTHER INCOME (EXPENSE)
   Gain on settlement of liabilities                  --          --          91         916
   Interest expense - related parties                 (4)         (4)        (12)         (9)
   Interest expense - other                           (1)         (1)         (3)         (5)
   Loss on sale of assets                             --         (31)         --         (31)
                                                ---------   ---------   ---------   ---------
     Total other income (expense)                     (5)        (36)         76         871
                                                ---------   ---------   ---------   ---------
NET LOSS                                        $   (156)   $   (312)   $   (480)   $   (280)
                                                =========   =========   =========   =========
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)   $  (0.01)   $  (0.02)   $  (0.02)   $  (0.02)
                                                =========   =========   =========   =========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING (BASIC AND DILUTED)              25,014      20,537      24,204      17,882
                                                =========   =========   =========   =========



                       See notes to consolidated financial statements.

                                              4


                                               CLAIMSNET.COM INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                 Year Ended December 31, 2003 (audited) and the Nine Months Ended September 30, 2004 (unaudited)
                                                         (In thousands)

                                 Number of                   Number of
                                 Preferred                   Common                                                  Total
                                 Shares        Preferred     Shares        Common        Additional    Accumulated   Stockholders'
                                 Outstanding   Stock         Outstanding   Stock         Capital       Deficit       Deficit
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances at January 1, 2003               3    $       --        14,816   $        15    $   41,275    $  (42,424)   $   (1,134)

Sale of common stock                     --            --         3,425             3           680            --           683

Issuance of common stock in
payment of notes payable and
accrued interest - related
party                                    --            --           375            --            75            --            75

Warrants exercised for common
stock                                    --            --         1,875             2           373            --           375

Preferred stock converted into
common stock                             (2)           --         2,701             3            (3)           --            --

Issuance of warrants and
options for services                     --            --             9            --             2            --             2

Issuance of warrants and
options to related parties for
services                                 --            --            --            --           180            --           180

Net loss                                 --            --            --            --            --          (535)         (535)
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances at December 31, 2003             1            --        23,201            23        42,582       (42,959)         (354)
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------

Issuance of common stock in
payment of notes payable and
accrued interest - related
party                                    --            --            25            --             5            --             5

Warrants exercised for common
stock                                    --            --         2,000             2           398            --           400

Net loss                                 --            --            --            --            --          (480)         (480)
                                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balances at September 30, 2004            1    $       --        25,226    $       25    $   42,985    $  (43,439)   $     (429)
                                 ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                         See notes to consolidated financial statements.




                         CLAIMSNET.COM INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                                2004         2003
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $    (480)   $    (280)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                32           81
       Provision for doubtful accounts                              (3)          (3)
       Stock options and warrants issued for services               --          180
       Gain on settlement of liabilities                           (91)        (916)
       Loss on sale of assets                                       --           31
     Changes in operating assets and liabilities:
         Accounts receivable                                       (46)           9
         Prepaid expenses and other current assets                   3           (4)
         Current liabilities                                        61          (90)
                                                             ----------   ----------
         Net cash used in operating activities                    (524)        (992)
                                                             ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and fixtures                            (9)         (46)
     Proceeds from sale of assets                                   --            2
     Capitalized software development costs                         (2)         (43)
                                                             ----------   ----------
       Net cash used in investing activities                       (11)         (87)
                                                             ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable to related parties                 70          100
     Payment of notes payable to related parties                    --           (2)
     Proceeds from notes payable                                    50           --
     Proceeds from issuance of common stock                        400          857
                                                             ----------   ----------
       Net cash provided by financing activities                   520          955
                                                             ----------   ----------
NET DECREASE IN CASH AND EQUIVALENTS                               (15)        (124)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           66          153
                                                             ----------   ----------
CASH AND EQUIVALENTS, END OF PERIOD                          $      51    $      29
                                                             ==========   ==========


SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through
     issuance of common stock                                $       5    $      75
                                                             ==========   ==========


                   See notes to consolidated financial statements.

                                         6

                       CLAIMSNET.COM INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring accruals) and present fairly the consolidated financial position of Claimsnet.com inc. (the "Company") and subsidiaries as of September 30, 2004 and the results of their operations and cash flows for the three months and nine months ended September 30, 2004 and 2003, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 29, 2004.

2. NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

    Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy the Company's capital requirements past January 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. The Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the Company's common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3. REVENUE RECOGNITION

    The Company generally enters into service agreements with its customers to provide access to its hosted software platform for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of its software at any time during or at the end of the agreements. The end users of the Company's software application access its hosted software platform or privately hosted versions of its software application via the internet with no additional software required to be located on the customer's systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company's software platform (i.e. access to its servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. The Company currently uses an estimated expected business arrangement term of three years, which is currently the term of a majority of the contracts signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

4. SALE OF COMMON STOCK

    From February through August 2004, Elmira United Corporation, which owned at the time more than 5% of the outstanding shares of common stock of the Company, exercised previously issued warrants to purchase 2,000,000 shares of the Company's common stock at $0.20 per share, for net proceeds of $400,000. The offer and sale of the securities referenced in the previous sentence were exempt from registration under the Securities Act of 1933, as amended, (the "Act") by virtue of Section 4(2) thereof and the rules promulgated thereunder.

    In June 2004, the Company issued, in a private placement transaction exempt from registration under the Act pursuant to Section 4(2) thereof, 25,000 shares of its common stock to a director of the Company at a deemed purchase price of $0.20 per share in satisfaction of debt and accrued interest aggregating $5,000. In connection therewith, the Company also issued warrants to the director to purchase an aggregate of 25,000 shares of common stock. The warrants have an exercise price of $0.20 per share and expire December 31, 2007.

5. ISSUANCE OF OPTIONS

    In March 2004, the Company issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options have an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years, and expire in March 2014.

6. ISSUANCE OF WARRANTS

    In September 2004, the Company issued warrants to acquire an aggregate of 550,000 shares of common stock to certain employees. These warrants have an exercise price of $0.29 per share, the fair market value of the stock on the date of grant, vest over three years, and expire in September 2014.

7. GAIN ON SETTLEMENT OF LIABILITIES

    In May 2004, the Company entered into a settlement agreement with a nonaffiliated creditor pursuant to which the Company made a payment totaling $20,000 to settle certain accounts payable of $111,000, resulting in a gain on settlement of liabilities totaling $91,000.

8. LOANS FROM RELATED PARTIES

    In May 2004, the Company entered into an unsecured short-term loan agreement with National Financial Corp. ("NFC"), a related entity, pursuant to which NFC loaned the Company an aggregate amount of $20,000. The principal amount plus interest, at 9.5% per annum on the unpaid principal, is due on demand.

    In September 2004, the Company entered into a convertible long-term loan agreement with Elmira United Corporation ("Elmira"), a related entity, pursuant to which Elmira loaned the Company an aggregate amount of $50,000. The principal amount plus interest, at 7% per annum on the unpaid principal, is due September 22, 2007. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into shares of the Company's common stock at a conversion price of $0.40 per share.

    In September 2004, the Company entered into a convertible long-term loan agreement with an accredited investor, pursuant to which the investor loaned the Company an aggregate amount of $50,000. The principal amount plus interest, at 7% per annum on the unpaid principal is due September 22, 2007. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into shares of the Company's common stock at a conversion price of $0.40 per share.

9. STOCK-BASED COMPENSATION

    The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three or nine months ended September 30, 2004 and 2003. The Company's calculations for employee grants were made using a Black-Scholes model using the following assumptions:

                                                      2004               2003
                                                     ------             ------
         Expected life                               10 years           10 years
         Risk free rate                            3.84% - 4.13%         4.77%
         Dividends                                     None               None
         Volatility                                 1.20 - 1.78           2.04

    If the computed values of all the Company's stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," the net loss would have been as follows (in thousands, except per share data):

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                         2004           2003           2004           2003
                                                      ------------  ------------    ------------  ------------
    Net loss, as reported                             $      (156)  $      (312)    $      (480)  $      (280)
    Stock-based compensation expense:
       Included in reported net loss                           --            --              --            --
       Determined using the fair value method                 (60)          (45)           (165)          (64)
                                                      ------------  ------------    ------------  ------------
    Pro forma net loss                                $      (216)  $      (357)    $      (645)  $      (344)
                                                      ------------  ------------    ------------  ------------

    Net loss per share - basic and diluted
       As reported                                    $     (0.01)  $     (0.02)    $     (0.02)  $     (0.02)
       Pro forma                                      $     (0.01)  $     (0.02)    $     (0.03)  $     (0.02)

10. SUBSEQUENT EVENTS

    In October 2004, the Company entered into two convertible long-term loan agreements with accredited investors, pursuant to which the investors loaned the Company an aggregate amount of $150,000. The principal amount plus interest, at 7% per annum on the unpaid principal, is due in October 2007. At the option of the holders, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into shares of the Company's common stock at a conversion price of $0.40 per share.

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

GENERAL OVERVIEW

As of September 30, 2004, we had a working capital deficit of $(408,000) and stockholders' deficit of $(429,000). We generated revenues of $731,000 for the nine months ended September 30, 2004 and $487,000 for the nine months ended September 30, 2003. We have incurred net losses since inception and had an accumulated deficit of $(43,439,000) at September 30, 2004. We expect to continue to operate at a loss for the near future. There can be no assurance that we will ever achieve profitability. See Note 2 of the Notes to Consolidated Financial Statements regarding our need for additional capital and liquidity.

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

From February through August 2004, Elmira United Corporation, a greater than 5% shareholder, exercised previously issued warrants to purchase 2,000,000 shares of our common stock at $0.20 per share or an aggregate amount of $400,000.

In March 2004, we issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options have an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years and expire in March 2014.

In September 2004, we issued warrants to acquire an aggregate of 550,000 shares of common stock to certain employees. These warrants have an exercise price of $0.29 per share, the fair market value of the stock on the date of grant, vest over three years, and expire in September 2014.

None of the above sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of such securities. The certificates evidencing the common stock issued in each of the transactions referenced above were appropriately legended.

The offer and sale of the securities in each of the transactions referenced above was exempt from registration under the Securities Act of 1933 by virtue of
Section 4(2) thereof and the rules promulgated thereunder. Each of the offerees and investors in such private placements provided representations to us that the offeree or investor is an "accredited investor," as defined in Rule 501 under the Act, as well as highly sophisticated (some of whom were existing stockholders of us at the time of such transaction). None of the warrants, options or the shares subject thereto have been registered under the Act.

PLAN OF OPERATIONS

Our current business strategy is as follows:

o to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
o to market our services directly to the healthcare payer community and its trading partners;
o to aggressively pursue and support strategic relationships with companies that will in turn market our services to large volume healthcare organizations, including insurers, HMO's, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;
o to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;
o to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;
o to license our technology for other applications, including stand-alone purposes, internet systems and private label use, and for original equipment manufacturers; and
o to seek merger and acquisition opportunities that enhance our growth and profitability objectives.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for our customers and retain ownership of our software during and at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer's systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer's other web sites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. We currently use an estimated expected business arrangement term of three years which is currently the term of the majority of our contracts signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.

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


RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES

Revenues in the three months ended September 30, 2004 (the "2004 third quarter") were $291,000 compared to $157,000 in the three months ended September 30, 2003 (the "2003 third quarter"), representing an increase of 85%. Revenues for the 2004 third quarter from recurring revenue sources totaled $273,000 and represented 94% of total revenues. Revenues from non-recurring sources totaled $18,000 and were related to support and other fees. This increase in sales is a result of the effort we have put into marketing and sales over the past eighteen months that has added over forty new customers.

Revenues in the nine months ended September 30, 2004 (the "2004 nine months") were $731,000 compared to $487,000 in the nine months ended September 30, 2003 (the "2003 nine months"), representing an increase of 50%. Revenues for the 2004 nine months from recurring revenue sources totaled $696,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $35,000 and were related to support and other fees.

COST OF REVENUES

Cost of revenues in the 2004 third quarter was $184,000, compared with $115,000 in the 2003 third quarter, representing an increase of 60%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased by 55% to $15,000 for the 2004 third quarter compared with $33,000 for the 2003 third quarter due to relocation of our servers in November 2003. Transaction processing expenses were $21,000 in the 2004 third quarter compared to $0 in the 2003 third quarter. Customer support operations expense increased by 75% to $140,000 in the 2004 third quarter from $80,000 in the 2003 third quarter. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. The increase in customer support operations expense was primarily attributable to additional staffing added during 2004. Software amortization and development project amortization expenses increased to $8,000 in the 2004 third quarter from $2,000 in the 2003 third quarter.

Cost of revenues in the 2004 nine months was $492,000, compared with $489,000 in the 2003 nine months, representing an increase of 1%. Data center expenses decreased by 71% to $46,000 for the 2004 nine months compared with $157,000 for the 2003 nine months due to relocation of our servers in November 2003. Transaction processing expenses were $30,000 in the 2004 nine months compared to $2,000 in the 2003 nine months. Customer support operations expense increased by 34% to $392,000 in the 2004 nine months from $292,000 in the 2003 nine months. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. The increase in customer support operations expense was primarily attributable to additional staffing added during 2004. Software amortization and development project amortization expenses decreased 37% to $24,000 in the 2004 nine months from $38,000 in the 2003 nine months

OPERATING EXPENSES

Research and development expenses were $0 in the 2004 third quarter, compared with $10,000 in the 2003 third quarter, representing a decrease of 100%. Research and development expenses were $0 in the 2004 nine months, compared with $24,000 in the 2003 nine months, representing a decrease of 100%. In September 2004, we began development of a configurable 837 standard output engine project and capitalized development costs of $2,000 during the 2004 third quarter and 2004 nine months. During early 2003, we began development of a HIPAA remediation project and capitalized development costs of $27,000 and $43,000 during the 2003 third quarter and 2003 nine months, respectively.

Selling, general and administrative expenses were $258,000 in the 2004 third quarter, compared with $308,000 in the 2003 third quarter, a decrease of 16%. Selling, general and administrative expenses were $795,000 in the 2004 nine months, compared with $1,125,000 in the 2003 nine months, a decrease of 29%. The reductions are a result of cost containment measures including staff reductions, salary reductions and other cost containment measures. A one-time charge of $195,000 was recorded in the 2003 nine months for services performed by two of our directors outside of their director duties, of which $180,000 related to the issuance of warrants.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 and $15,000 was incurred in the 2004 third quarter and 2004 nine months, respectively, on financing fees and affiliate debt compared with $5,000 and $14,000 in the 2003 third quarter and 2003 nine months, respectively. A $91,000 gain on settlement of liabilities was recognized during the 2004 nine months related to a settlement agreement with a creditor. A $916,000 gain on settlement of liabilities was recognized during the 2003 nine months related to settlement agreements with several creditors. A loss on sale of assets of $31,000 in the 2003 third quarter and 2003 nine months related to the retirement of certain assets during relocation of the Company's offices.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $524,000 in the 2004 nine months was primarily related to a net loss of $480,000 and a non-cash gain of $91,000 from the settlement of liabilities, offset by depreciation of $32,000 and changes in working capital of $15,000. Net cash used in operating activities of $992,000 in the 2003 nine months was primarily related to a net loss of $280,000, a reduction of $3,000 in the allowance for doubtful accounts, changes in working capital of $85,000, and a non-cash gain of $916,000 from the settlement of liabilities offset by depreciation of $81,000, a non-cash loss of $31,000 from the sale of assets, and non-cash expense of $180,000 from the issuance of options and warrants.

Net cash used in investing activities in the 2004 nine months of $11,000 related to the cost of software development capitalized during the year of $2,000 plus the purchase of computer hardware of $1,000 and leasehold improvements of $8,000. Net cash used in investing activities in the 2003 nine months of $87,000 related to the cost of software development capitalized during the year of $43,000 plus the purchase of software of $20,000 and leasehold improvements of $26,000, less $2,000 of proceeds from the sale of assets.

Net cash provided by financing activities in the 2004 nine months was $520,000, of which $400,000 was related to the issuance of common stock and $119,000 related to proceeds of $120,000 from debt financing. Net cash provided by financing activities in the 2003 nine months was $955,000, of which $857,000 was related to the issuance of common stock and $98,000 related to proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments will not be sufficient to satisfy our capital requirements past January 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS QUARTERLY REPORT ON FORM 10-QSB AND IN OTHER SEC FILINGS BY THE COMPANY CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES ARE DISCUSSED IN MORE DETAIL IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 2004. NO ASSURANCE CAN BE GIVEN THAT FUTURE RESULTS COVERED BY THE FORWARD-LOOKING STATEMENTS WILL BE ACHIEVED.

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

         (b)      Changes in Internal Controls

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2004.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities

(c) See Part I, Item 1, Note 4 for a description of equity securities sold by the Company during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

ITEM 5.  OTHER INFORMATION

         Paul W. Miller will be resigning as Chief Financial Officer of the Company effective November 24, 2004, in order to join Tatum Partners, a professional services firm providing financial leadership. Laura Bray has been appointed by the Company to succeed Mr. Miller as Chief Financial Officer as of that date.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS:

         During the quarter ended September 30, 2004, the Company filed a Report on Form 8-K dated September 22, 2004, and filed October 6, 2004 containing information under item 2.


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


October 19, 2004