Form 10KSB
period 2004-12-31
CLAIMSNET COM INC
filed 2005-03-16
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Transition Period from                      to

001-14665
COMMISSION FILE NUMBER

CLAIMSNET.COM INC.

(Exact name of small business issuer in its charter)

Delaware	75-2649230

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14860 Montfort Dr., Suite 250
Dallas, Texas	75254
(Address of principal	(Zip Code)
executive offices)

Registrant’s telephone number, including area code: 972-458-1701

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained in this report, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Registrant’s revenues for the year ended December 31, 2004: $1,046,000.

The aggregate market value of the Common Stock of the registrants held by non-affiliates of the registrant, based on the average of bid and ask price of $0.20 on the OTC Bulletin Board stock market on January 28, 2005, was $5,125,236.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 25,626,180 shares outstanding as of March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE      None.

Transitional Small Business Format (check one): Yes ☐ No ☑

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 8B. OTHER INFORMATION
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
Form of Warrant Issued to Thomas Michael
Form of Warrant Issued to Gary J. Austin
Form of Warrant Issued to Laura M. Bray
Form of Warrant Issued to Don Crosbie
Note with National Financial Corporation
Note with R.L. Armstrong Limited Partnership
Note with Elmira United Corporation
Note with Douglas R. Urquahart
Note with Newman Family Trust
Note with Elmira United Corporation
Registration Rights Agreement
Certification of Don Crosbie
Certification of Laura M. Bray
Certification Pursuant to Section 906 of Don Crosbie
Certification Pursuant to Section 906 of Laura M. Bray

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

ITEM 1. BUSINESS

Claimsnet.com inc. is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last eight years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our system improves both the ease of data exchange as well as the quality of the data being exchanged, allowing the users to realize an increase in electronic transaction and cost improvements from better data. We accomplish this by allowing healthcare providers, Electronic Data Interchange (EDI) vendors, and trading partners to download healthcare claims interactively on the Internet and electronically transmit the claims to us for pre-processing. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payers’ specific processing requirements. We then electronically transmit pre-processed claims directly or indirectly to medical and dental payers. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).

We formerly focused our business primarily toward healthcare providers, both from a marketing perspective and from a system functionality perspective. During 2002, we shifted our business strategy to focus on the payer market and their trading partners. We effected this transition by selling our provider-focused client base to a clearinghouse partner and we simultaneously entered into an agreement to provide the acquirer with a limited license to our proprietary software. The license allows the providers to continue to use our proprietary system and also provides a recurring revenue stream to us. We provide support services to the acquirer.

We believe that the following are significant advantages of our electronic transaction pre-processing services:

•	the ability to easily configure the system to meet the specific needs of our clients, both in the format and content of data being exchanged;

•	the ability to accept input from a variety of sources (direct output from a provider’s practice management system, EDI files from clearinghouses and trading partners, and data conversion from scanned paper forms), pre-process the data, improve the data or reject the transaction according to client-specific business rules, and deliver the data in a consistent and client-defined format;

•	the ability to create multiple custom Web site formats to be promoted by partners and sponsors without modification of the server-based processing systems;

•	the ability of healthcare providers utilizing their Web sites to interactively process claims on the Internet and receive real time edits prior to claim submission; and

•	the minimal software and processing power required for providers to utilize our proprietary software.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of “individually identifiable health information”. All healthcare organizations are affected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations with implementation by all entities no later than October 2004. The provisions relating to standards for privacy were implemented in April 2003 for large organizations and April 2004 for small organizations. The provisions relating to security must be implemented by April 2005 for large organizations and April 2006 for small organizations. The provisions relating to national provider identifiers must be implemented by May 2007 for large organizations and May 2008 for small organizations.

We believe that the convergence of HIPAA mandates and the proliferation of internet technology will cause sweeping changes in the health care claims processing market. At a minimum, it will cause all payers to implement secure electronic transaction processing capabilities for a full menu of administrative transactions. We expect the universal availability of data exchange between healthcare organizations to generate growth in the healthcare EDI industry. If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, we believe our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

BUSINESS STRATEGY

Our business strategy is as follows:

•	to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

There can be no assurance that any of our business strategies will succeed or that any of our business objectives will be achieved.

MARKETING EFFORTS

We began in October 2002 to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily payers, third party administrators, and provider networks. The direct sales organization currently consists of one representative.

In support of our marketing strategy, we are a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation’s healthcare payers.

Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including:

•	arrangements entered into in 2000, 2003 and 2004 with business-to-business healthcare transaction service providers and application service providers such as Synertech Systems, Inc., Plexis Healthcare Systems, A&G Healthcare Services and Eldorado Computing, Inc. to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own internet-based service; and

•	an agreement entered into in September 2002 with a major healthcare clearinghouse to operate a private-labeled version of our claims processing application for use by certain of their clients, including those clients acquired from us.

RECENT DEVELOPMENTS

In January 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of our common stock, representing 4.3% of our then issued and outstanding common stock, purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share). See “Market for Common Equity and Related Shareholder Matters – Recent Sales of Unregistered Securities.”

HEALTHCARE TRANSACTION PROCESSING SOFTWARE AND SECURITY

Our healthcare transaction processing software is designed for processing in-patient and outpatient healthcare claims. The software is modular, providing valuable flexibility, and generally consists of the following components:

•	core processing software developed by us which provides claims review, claims editing, and a “table-based” software coding of claims variables at a payer-specific level;

•	data mapping software that allows us to accept a wide variety of data input formats;

•	data format generating software developed by us that allows us to easily create a wide variety of data output formats;

•	an integrated web-based user interface that can be easily configured to support co-branded and private-labeled deployment;

•	industry standard website management software; and

•	state-of-the-art commercial security and encryption software.

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

Our website user interface is structured into three sections: “PUBLIC INTERNET,” “CLIENT EXTRANET,” and “PRIVATE INTRANET.” The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

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

TRAINING AND HARDWARE REQUIREMENTS

The training for the various products and services offered by us is included in the initial setup fee. User manuals and reference information are available online through our client extranet to the provider, seven days a week, 24 hours a day. The tutorial and other training documents are always available at our Web home page, the location of which is http://www.claimsnet.com.

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

CUSTOMERS

We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from two customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 29% and 69% of our revenues for 2004 and 2003, respectively, and revenues received from another customer represented 24% and 24% of our 2004 and 2003 revenues, respectively.

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

Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, we operated a co-branded version of our claims processing application for ProxyMed. This arrangement also provides for us to use ProxyMed’s extensive direct payer connections to submit certain claims to selected payers.

On September 11, 2002, we sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and related revenue streams thereunder to ProxyMed, Inc. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed have agreed to provide certain administrative and support services for each other in connection with each other’s customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed in establishing a “hot-site” which will permit our software application to run on ProxyMed’s hardware platform to service ProxyMed’s customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application at its “hot-site”.

MARKETING

We are pursuing a two fold marketing and sales strategy.

1.	Creating strategic partnerships with organizations that:

•	are engaged in electronic claims processing and expect to benefit by using our advanced technology; and

•	serve or are engaged in direct sales and marketing to the healthcare market and desire to expand the products and services they offer to their clients without incurring substantial costs by using our advanced technology in a co-branded or private-label arrangement.

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

2. We also maintain a direct sales force, currently one person, and have launched an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. We continue to review and assess sales and marketing policies to enable us to accelerate revenue growth. However, there can be no assurance that such efforts will be successful.

COMPETITION

Several large companies such as WebMD, McKesson, NDC Health, Per-Se Technologies, and ProxyMed dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims many of which are larger and have greater financial resources than we do.

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

EMPLOYEES

As of December 31, 2004, we had a total of 11 employees, all of which are full-time employees, three of whom were executive officers, six were technical and service personnel, and two were sales and marketing personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options and we believe that our relations with our employees are satisfactory.

RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS
SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OR ABILITY TO CONTINUE AS A GOING CONCERN.

The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2004 and the year then ended has been modified with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, AND WE ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2000, 2001, 2002, 2003 and 2004, we incurred net losses of $(17,695,000), $(5,194,000), $(2,927,000), $(535,000) and $(657,000) respectively. As of December 31, 2000, 2001, 2002, 2003 and 2004, we had working capital (deficits) of $(1,348,000), $(535,000), $(1,238,000), $(419,000) and $(279,000) respectively. We generated revenues of $1,602,000, $1,336,000, $1,104,000, $652,000 and $1,046,000 for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — In General”.

TWO CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND WE ENTERED INTO AN AGREEMENT IN 2002 WHICH HAS HAD A NEGATIVE IMPACT ON OUR NEAR TERM REVENUES

Revenues from two customers represented a significant portion of the Company’s total revenues during the last two years. Revenues received from one customer, the clearinghouse partner who acquired certain of our business assets in September 2002, represented 29% and 69% of our revenues for 2004 and 2003, respectively, and revenues received from another customer represented 24% and 24%, respectively, of our 2004 and 2003 revenues.

In September 2002, we sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and the related revenue streams thereunder, which generated 76% of our total revenues for 2002, to a customer and clearinghouse partner. At the same time, we also entered into an agreement with the acquirer granting it a limited, non-exclusive license to use our software to service certain of their customers, including the Assigned Contracts. We are entitled to receive fees under the agreement; however, the acquirer has the right to terminate the contracts or transition some or all of the customers off of the licensed software, in which case we would no longer receive ongoing license fees for those customers. In any event, the license fee revenues are less than the fees formerly generated by the Assigned Contracts. The transaction has, therefore, had a material adverse effect on our near term financial results.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital and liquidity requirements through December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:

•	significantly reduce operating expenses to a point which would be detrimental to business operations,

•	curtail research and development activities and marketing efforts,

•	sell certain business assets or discontinue some or all of our business operations,

•	take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or

•	cease operations altogether.

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

BECAUSE OUR OPERATIONS HAVE BEEN LIMITED, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS

Although we have been operating since April 1997, we are prone to all of the risks inherent to the establishment of a new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. From March 1997 until September 2002, we operated as a full service clearinghouse serving primarily healthcare providers. In September 2002, we sold our healthcare provider clearinghouse service contracts to a strategic partner to generate cash, simplify our operations, and focus our attention on the payer market. We endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We then changed our sales and marketing strategy. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:

•	maintain and increase our strategic partnerships,

•	maintain and increase our customer base,

•	implement and successfully execute our business and marketing strategy,

•	continue to develop and upgrade our technology and transaction-processing systems,

•	continually update and improve our Web site,

•	provide superior customer service,

•	respond to competitive developments,

•	appropriately evaluate merger and acquisition opportunities, and

•	attract, retain, and motivate qualified personnel.

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

WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL

In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:

•	our ability to satisfy capital requirements in an investment climate that has been more reluctant generally to invest in “Internet” companies,

•	our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,

•	our ability to introduce new sites, services and products,

•	our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

•	the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,

•	price competition or price increases in our industry,

•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

•	the amount of traffic on our Web site,

•	the incurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,

•	our ability to comply with existing and added government regulation such as HIPAA, and

•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.

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

Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, TX. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Further, we maintain copies of our system and backup copies of our data at off-site locations for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, terrorist attacks, and similar events. Our proprietary software serving our largest customer currently resides solely on the customer’s servers, in which case we are reliant on the customer to ensure a secure, efficient and uninterrupted operation of computer and communication systems. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our senior management currently consists of Don Crosbie, our President and Chief Executive Officer, Laura Bray, our Chief Financial Officer, and Gary Austin, our Chief Operating Officer. We have undergone a number of staffing reductions since June 2000, requiring remaining employees to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.

BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND

CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL

We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprising of Don Crosbie, our President and Chief Executive Officer, Laura Bray, our Chief Financial Officer, Gary Austin, our Chief Operating Officer, Scott Spurlock, our Vice President of Development, and Mike Hix, our Vice President of Sales, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.

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

SOME PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER OUR ACQUISITION

A number of provisions of our amended certificate of incorporation and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation and by-laws provide that our board of directors is divided into two classes serving staggered two-year terms, resulting in approximately one-half of the directors being elected each year and contain other provisions relating to voting and the removal of the officers and directors. Further, our by-laws contain provisions which regulate the introduction of business at annual meetings of our stockholders by other than the board of directors. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an

“interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW GENERALLY AND SPECIFICALLY IN THE HEALTH CARE INDUSTRY

The public in general, and the healthcare industry in particular, may not accept the Internet and other online services as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online “business to business” services continue to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the Internet and online services may be unable to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and our product and services in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than we expect, if the infrastructure for the Internet and other online services does not effectively support the growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition, and results of operations could be materially adversely affected.

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE

The Internet and the medical claims processing industry are characterized by:

•	rapid technological change,

•	changes in user and customer requirements and preferences,

•	changes in federal legislation and regulation,

•	frequent new product and service introductions embodying new technologies, and

•	the emergence of new industry standards and practices that could render our existing Web site and proprietary technology and systems obsolete.

Our success will depend, in part, on our ability to:

•	enhance and improve the responsiveness and functionality of our online claims processing services,

•	license leading technologies useful in our business and to enhance our existing services,

•	comply with all applicable regulations regarding our industry and the Internet,

•	develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers, and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

WE HAVE NOT COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

Based on total assets and annual revenues for the fiscal year ended in 2004, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.

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

WE MAY HAVE DIFFICULTY IMPLEMENTING IN A TIMELY MANNER THE INTERNAL CONTROLS PROCEDURES NECESSARY TO ALLOW OUR MANAGEMENT TO REPORT ON THE EFFECTIVENESS OF OUR INTERNAL CONTROLS, AND WE MAY INCUR SUBSTANTIAL COSTS IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We are required to comply with Section 404 effective the fiscal year ending December 31, 2006. Our management has not yet begun the necessary processes and procedures for issuing its report on our internal controls.

We expect to devote substantial time and incur substantial costs during fiscal 2005 to implement appropriate controls and procedures to ensure compliance. We cannot, however, be certain that we will be successful in complying with Section 404.

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE

The market price of our common stock has experienced, and may continue to experience, significant volatility. Our operating results, announcements by us or our competitors regarding acquisitions or dispositions, new procedures or technology, changes in general conditions in the economy, and general market conditions have caused and could in the future cause the market price of our common stock to fluctuate substantially. The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ common stock and have often been unrelated to the operating performance of these companies. There are many days on which there are no trades or a low volume of trades of our common stock and the lack of trading volume may contribute to the volatility of the market price of our common stock.

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD; OUR COMMON STOCK IS SUBJECT TO “PENNY STOCK” RULES

Since the opening of trading on March 6, 2002, our common stock has been trading in the over-the-counter market on the OTC Bulletin Board (“OTCBB”) established for securities that do not meet the Nasdaq SmallCap Market listing requirements. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

As a result and based on the fact that our common stock trades below $5.00 per share, our common stock is subject to the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers as defined under applicable rules and institutional accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser’s written consent to the transaction prior to sale. As a result, the ability of broker-dealers to sell our common stock and the ability of purchasers of our stock to sell their shares in the secondary market is materially adversely affected.

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

As of March 16, 2005, we had outstanding 25,626,180 shares of common stock, of which approximately 11,775,000 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of approximately 15,400,000 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS

This report contains, and incorporates by reference, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding our plans and objectives for the future. Forward looking statements sometimes include words such as “anticipate,” “estimate,” “project,” “forecast,” “may” “will,”

“intend,” “should,” “could,” “would,” “expect,” “believe” and words of similar meaning. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based on a successful execution of our operational and expansion strategy and are based upon a number of assumptions, including assumptions relating to the growth in the use of the Internet and that there will be no unanticipated material adverse change in our operations or business. These assumptions involve judgments with respect to, among other things, future economic, political, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate. The forward-looking statements included, or incorporated by reference, in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not regard these statements as representations by us or any other person that we will achieve our objectives and plans.

ITEM 2. PROPERTIES

We currently sublease 4,703 square feet of office space at a rent of approximately $3,900 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The sublease expires May 31, 2006. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $5,500 per month The Planet Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on April 30, 2005. No assurance can be given that an extension can be obtained without a material cost increase.

ITEM 3. LEGAL PROCEEDINGS

We are not currently party to any litigation proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

PRICE RANGE OF COMMON STOCK

The Common Stock of Claimsnet.com traded on the OTC BB under the symbol “CLAI.OB” and on the Boston Stock Exchange under the trading symbol “CLAI” from March 6, 2002 to August 4, 2003. Since August 5, 2003 the Common Stock of Claimsnet.com has traded only on the OTC BB under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low bid prices, as reported by the OTC BB the period from January 1, 2003 through December 31, 2004:

	HIGH	LOW
2003
Three months ended March 31, 2003	0.240	0.080
Three months ended June 30, 2003	0.500	0.080
July 1, 2003 to August 4, 2003	0.400	0.210
August 5, 2003 to September 30, 2003	0.260	0.140
Three months ended December 31, 2003	0.530	0.170

2004
Three months ended March 31, 2004	0.490	0.260
Three months ended June 30, 2004	0.380	0.260
Three months ended September 30, 2004	0.400	0.160
Three months ended December 31, 2004	0.300	0.150

All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The high bid for the Common Stock on the OTCBB on January 28, 2005 was $0.20 per share. As of December 31, 2004, there were 119 holders of record of the Common Stock.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the Board of Directors determines to be relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by Item 201(d) of Regulation S-B is disclosed in Item 11.

RECENT SALES OF UNREGISTERED SECURITIES

In January 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of our common stock, representing 4.3% of our then issued and outstanding common stock, purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share).

In June 2004, we completed the private placement of 25,000 shares of common stock to a member of our Board of Directors at $0.20 per share, for the satisfaction of $5,000 of notes payable and accrued interest. We also issued warrants to the Director to purchase an aggregate of 25,000 shares of common stock at an exercise price of $0.20 per share on or prior to December 31, 2007.

From February through August 2004, Elmira United Corporation, a greater than 5% shareholder, exercised previously issued warrants to purchase 2,000,000 shares of our common stock at $0.20 per share for an aggregate amount of $400,000.

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

Except as otherwise indicated, in each of the security issuances referenced above, we provided certain rights to register resale of the shares at our expense under the Securities Act of 1933 (the “Act”); none of the sales of securities involved the use of an underwriter or the payment of any commissions, and the proceeds were used for general corporate purposes. The certificates evidencing the common stock issued in each of the transactions referenced above bear legends restricting their transfer.

The offer and sale of the securities in each of the foregoing transactions were exempt from registration under the Act by virtue of Section 4(2) thereof and the rules promulgated thereunder. Each of the investors in such private placements provided representations to us that the investor is an “accredited investor,” as defined in Rule 501 under the Act. Each investor was afforded the right to conduct a complete due diligence review of us and the opportunity to ask questions of, and receive answers from, our management.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, AVAILABILITY OF FINANCIAL RESOURCES FOR LONG TERM NEEDS, PRODUCT DEMAND, MARKET ACCEPTANCE AND OTHER FACTORS DISCUSSED ELSEWHERE IN THIS REPORT. THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

IN GENERAL

As of December 31, 2004, we had a working capital deficit of $(279,000) and stockholders’ deficit of $(606,000). We generated revenues of $1,046,000 for the year ended December 31, 2004. We have incurred net losses since inception and had an accumulated deficit of $(43,616,000) at December 31, 2004. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability. In addition, during the year ended December 31, 2004, net cash used in operating activities was $722,000.

We have been in existence since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased during the year ended December 31, 2003 and December 31, 2004 due to staffing reductions and relocation of our offices and servers to more cost efficient facilities.

The Company generally enters into services agreements with its customers to provide access to its software application for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of the Company’s software at any time during or at the end of the agreements. The customers either host the application on their own servers or access the Company’s hosted software platform via the internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to the Company’s servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. The Company currently uses an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

We have been dependent on issuances of our capital stock to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future. There is no assurance we will be able to obtain such funding.

In January 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of our common stock, representing 4.3% of our then issued and outstanding common stock, purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share).

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

From February through August 2004, Elmira exercised previously issued warrants to purchase 2,000,000 shares of our common stock at $0.20 per share for an aggregate amount of $400,000.

In March 2004, we issued options to acquire an aggregate of 500,000 shares of common stock to certain employees. These options have an exercise price of $0.35 per share, the fair market value of the stock on the date of grant, vest over three years and expire in March 2014.

During 2003, we completed the private placement of 3,800,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds to us of $683,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, we also issued warrants to the investors to purchase an aggregate of 3,800,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by National Financial Corporation, a related entity, for net proceeds of $20,000 and retirement of debt of $50,000, 2,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock purchased by Elmira, which owned at the time and continues to own more than 5% of the outstanding shares of our common stock for net proceeds of $425,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by a 5% shareholder for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director for net proceeds of $25,000 and payment of accrued interest of $5,000.

In November 2003, the Company issued 9,000 shares of common stock to a non-employee for professional services rendered. The stock was valued at $0.25 per share, the closing price on the date of grant. The Company recognized an expense of $2,250 related to the stock grant.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees at an exercise price of $0.15 per share, and ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties at an exercise price of $0.15 per share. The warrants issued to directors were valued at $0.15 per warrant resulting in a total charge against earnings of approximately $180,000 based on the Black-Scholes valuation method. The warrants were valued using the following assumptions: life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 204%.

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

PLAN OF OPERATIONS

Our business strategy is as follows:

•	to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

We anticipate that our primary source of revenues will be revenue paid by healthcare payers and vendors for private-label or co-branded licenses and services. Historically, our primary sources of revenue were fees paid by healthcare providers for insurance claims and patient statement services and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. We currently use an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25,

“Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

Revenues increased 60% to $1,046,000 in 2004 from $652,000 in 2003. The increase in revenues was due to the addition of several large customers offset by a decrease in revenues received from one customer. Revenues received from one customer represented 29% and 69% of our revenues for 2004 and 2003, respectively, and revenues received from another customer represented 24% and 24% of our 2004 and 2003 revenues, respectively.

COST OF REVENUES

Cost of revenues were $663,000 in 2004 compared to $616,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $63,000 for the year ended December 31, 2004 compared with $187,000 for 2003, a decrease of 66%. Third party transaction processing expenses were $51,000 in 2004 compared to $2,000 in 2003. Customer support operations expense increased by 37% to $530,000 in 2004 from $386,000 in 2003. Data center expenses decreased due to the relocation of our servers and the reconfiguration of our server network. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. The increase in customer support operations expense was primarily attributable to additional staffing added during 2004. Software amortization and development project amortization expenses decreased to $18,000 in 2004 compared to $41,000 in 2003, representing a 56% decrease.

RESEARCH AND DEVELOPMENT

Research and development expenses were $0 in 2004, compared with $30,000 in 2003, representing a decrease of 100%. Research and development expenses are comprised of personnel costs and related expenses. Development efforts during 2003 were concentrated on enhancements to assure compliance with HIPAA requirements. Development efforts of $5,000 in 2004 and $55,000 in 2003 were capitalized.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $1,106,000 in 2004, compared with $1,412,000 in 2003, a decrease of 22%. The $306,000 decrease is primarily related to reduction in personnel and personnel related expenses.

INTEREST INCOME (EXPENSE)

Interest expense was $25,000 for 2004 compared with $18,000 for 2003. Included in the 2004 expense was $17,000 related to interest on notes payable to related parties compared with $12,000 for 2003. Interest expense of $6,000 in 2004 and $5,000 in 2003 related to other notes payable. Interest of $2,000 and $1,000 respectively was paid to vendors in 2004 and 2003 for financing fees.

LOSS ON SALE OF BUSINESS ASSETS

In 2003, we recorded a loss of $27,000 on sale of assets related to the relocation of our offices.

GAIN ON NEGOTIATED SETTLEMENTS

In May 2004, the Company entered into a settlement agreement with a creditor, contingent upon the Company making payment within twenty days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The agreement entered into required a payment totaling $20,000 to settle certain accounts payable totaling $111,000, resulting in a gain on settlement of liabilities totaling $91,000.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2004, net cash used in operating activities of $718,000 was primarily attributable to a net loss of $657,000, adjusted for a gain on settlement of liabilities of $91,000, depreciation of $41,000, a decrease in deferred revenue of $30,000 and a change in other working capital accounts of $19,000.

For the year ended December 31, 2003, net cash used in operating activities of $1,168,000 was primarily attributable to a net loss of $535,000, adjusted for a gain on settlement of liabilities of $916,000, a loss on sale of assets of $27,000, warrants issued for services of $182,000, depreciation of $87,000, a decrease in accrued severance of $80,000, an increase in deferred revenue of $160,000 and a change in other working capital accounts of $93,000.

Net cash used in investing activities was $14,000 in 2004, attributable to $9,000 for the purchase of equipment and leasehold improvements and $5,000 for capitalized software development costs.

Net cash used in investing activities was $75,000 in 2003, attributable to proceeds of $6,000 from the sale of assets, offset by $26,000 for the purchase of equipment and leasehold improvements and $55,000 for capitalized software development costs.

Net cash provided by financing activities in 2004 was $734,000 as a result of the exercise of stock warrants for net proceeds of $400,000 and proceeds of $420,000 from debt financing, offset by $86,000 used to repay debt.

Net cash provided by financing activities in 2003 was $1,156,000 as a result of the private placement of common and preferred stock for net proceeds of $683,000, exercise of stock warrants for net proceeds of $375,000 and proceeds of $100,000 from debt financing, offset by $2,000 used to repay debt.

In January 2005, NFC, a related entity, purchased 400,000 unregistered shares of the Company’s common stock for $100,000 ($0.25 per share).

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments including the foregoing exercise of warrants by Elmira, our principal shareholder, may not be sufficient to satisfy our capital requirements through December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS

Below is an index of financial statements. The financial statements required by this item begin at page 26 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Claimsnet.com, inc.

     We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, inc. and subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a stockholders’ deficit at December 31, 2004. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn
Dallas, Texas
January 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Claimsnet.com, inc.

     We have audited the accompanying consolidated statements of operations, changes in stockholders’ deficit and cash flows of Claimsnet.com, inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Claimsnet.com, inc. and subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a stockholders’ deficit at December 31, 2003. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ KBA Group LLP
Dallas, Texas
January 28, 2004

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Data)

December 31,
2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$68
Accounts receivable, net of allowance for doubtful accounts of $5	170
Prepaid expenses and other current assets	22

Total current assets	260

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,078
Software development costs	1,982
Furniture and fixtures	31
Office equipment	25
Leasehold improvements	35

3,151
Accumulated depreciation and amortization	(3,078)

Total equipment, fixtures and software, net	73

TOTAL ASSETS	$333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$91
Accrued payroll and other current liabilities	150
Deferred revenues	179
Notes payable to related parties – short term	94
Notes payable – short term	25

Total current liabilities	539

LONG TERM LIABILITIES
Notes payable to related parties – long term	200
Notes payable – long term	200

Total long term liabilities	400

Total liabilities	939

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,226,000 shares issued and outstanding	25
Additional capital	42,985
Accumulated deficit	(43,616)

Total stockholders’ deficit	(606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$333

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003
REVENUES	$1,046	$652

COST OF REVENUES	663	616

GROSS PROFIT	383	36

OPERATING EXPENSES:
Research and development	—	30
Selling, general and administrative	1,106	1,412

LOSS FROM OPERATIONS	(723)	(1,406)

OTHER INCOME (EXPENSE):
Interest expense-related parties	(17)	(12)
Interest expense-other	(8)	(6)
Loss on sale of business assets	—	(27)
Gain on negotiated settlements of liabilities	91	916

Total other income, net	66	871

NET LOSS	$(657)	$(535)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,461	19,101

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(In Thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at January 1, 2003	3	$—	14,816	$15	$41,275	$(42,424)	$(1,134)

Sale of common stock	—	—	3,425	3	680	—	683

Issuance of common stock in payment of notes payable and accrued interest	—	—	375	—	75	—	75

Warrants exercised for common stock	—	—	1,875	2	373	—	375

Preferred stock converted into common stock	(2)	—	2,701	3	(3)	—	—

Issuance of common stock for services	—	—	9	—	2	—	2

Issuance of warrants and options to related parties for services	—	—	—	—	180	—	180

Net loss	—	—	—	—	—	(535)	(535)

Balances at December 31, 2003	1	—	23,201	23	42,582	(42,959)	(354)

Issuance of common stock in payment of notes payable and accrued interest – related party	—	—	25	—	5	—	5

Warrants exercised for common stock	—	—	2,000	2	398	—	400

Net loss	—	—	—	—	—	(657)	(657)

Balances at December 31, 2004	1	$—	25,226	$25	$42,985	$(43,616)	$(606)

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657)	$(535)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	41	87
Common stock and warrants issued for services	—	182
Provision for doubtful accounts	—	(3)
Loss on sale and write-off of equipment and fixtures	—	27
Gain on negotiated settlement of liabilities	(91)	(916)
Changes in operating assets and liabilities:
Accounts receivable	(56)	40
Prepaid expenses and other current assets	34	22
Accounts payable, accrued payroll and other current liabilities	41	(152)
Accrued severance	—	(80)
Deferred revenues	(30)	160

Net cash used in operating activities	(718)	(1,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(9)	(26)
Proceeds from sale of property and equipment	—	6
Capitalized software development costs	(5)	(55)

Net cash used in investing activities	(14)	(75)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	200	—
Proceeds from notes payable – related parties	220	100
Payments of notes payable – related parties	(86)	(2)
Proceeds from issuance of common and preferred stock	—	683
Proceeds from exercise of common stock warrants	400	375

Net cash provided by financing activities	734	1,156

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2	(87)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	66	153

CASH AND EQUIVALENTS, END OF YEAR	$68	$66

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13	$3

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of common stock	$5	$75

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE A—ORGANIZATION, BACKGROUND AND LIQUIDITY

Claimsnet.com inc. (“Claimsnet.com” or the “Company”) is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the internet. The Company completed an initial public offering in April 1999.

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

During 2004, the Company issued 2,000,000 shares of common stock to accredited investors at $.20 per share upon exercise of previously issued warrants, and issued 25,000 shares of common stock to a related entity in retirement of an aggregate of $1,000 unsecured short-tem loan plus accrued interest at 9.5%. During 2004, the Company borrowed an aggregate of $20,000 pursuant to an unsecured short-term loan agreement with NFC, a related entity, and repaid NFC an aggregate of $86,000 plus accrued interest at 9.5%. During 2004, the Company borrowed an aggregate of $200,000 pursuant to convertible long-term loan agreements, and an aggregate of $200,000 pursuant to convertible long-term loan agreements with Elmira, a related entity.

In January 2005, the Company issued 400,000 shares of common stock to NFC, a related entity, at $.25 per share for net proceeds of $100,000.

The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2004, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Claimsnet.com and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH AND EQUIVALENTS

Cash and equivalents include time deposits, certificates of deposits and all highly liquid debt instruments with original maturities of three months or less when purchased.

REVENUE RECOGNITION

The Company generally enters into services agreements with its customers to provide access to its software application for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of the Company’s software at any time during or at the end of the agreements. The customers either host the application on their own servers or access the Company’s hosted software platform via the internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to the Company’s servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. The Company currently uses an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $17,000 were amortized in 2004 related to software development costs capitalized during the year ended December 31, 2003 totaling $55,000. There was no amortization expense related to software development costs capitalized during the year ended December 31, 2004 totaling $5,000 due to the future release dates of the new software. Capitalized computer software costs include direct labor and labor-related costs. The software is amortized after it is put into use over its expected useful life of 3 years.

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

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $23,000 and $46,000 in 2004 and 2003, respectively.

The Company applies Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” No internal use development costs were capitalized in 2004 or 2003. This software is amortized over its expected useful life of three years. Amortization expense related to costs of software developed or obtained for internal use totaled $1,000 and $41,000 in 2004 and 2003, respectively.

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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, options and warrants totaling approximately 11,433,385 and 12,839,539 shares at December 31, 2004 and 2003, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company’s comprehensive net loss is equal to its net loss for both years presented.

STOCK-BASED COMPENSATION

The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” for equity instruments granted to non-employees.

SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company’s computations for employee grants were made using a Black-Scholes model using the following assumptions: 2004- expected life of ten years; weighted average risk free rate of 4.0%; no dividends during the expected life; and a weighted average volatility of 150%; 2003 - expected life of ten years; risk free rate of 3.5%; no dividends during the expected life; and a volatility of 204%.

If the computed fair values of all the Company’s stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net loss would have been:

	Year Ended December 31,
	2004	2003
Net loss (thousands)
As reported	$657	$535
Add: Stock-based compensation expense included in net loss	—	—
Deduct: Stock-based compensation expense determined under the fair value based method	236	117

Pro forma	$893	$652

Loss per share
As reported	$0.03	$0.03
Pro forma	$0.04	$0.03

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

The Company operated during the two years presented in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Revenues from two customers represented a significant portion of the Company’s total revenues during 2004 and 2003. Revenues received from one customer represented 29% and 69% of the Company’s revenues for 2004 and 2003, respectively, and revenues received from another customer represented 24% and 24%, respectively, during 2004 and 2003.

Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2004, the Company had three customers that made up 80% of the outstanding accounts receivable balance. At December 31, 2003, the Company had two customers that made up 77% of the outstanding accounts receivable balance.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $46,000 and $40,000 were incurred for the years ended December 31, 2004 and 2003, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

NOTE C—SALE OF ASSETS

On September 11, 2002 the Company sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and related revenue streams thereunder to ProxyMed, Inc. (“Purchaser”) in a negotiated arms-length transaction for purchase price consideration of $700,000. The Company received cash consideration of $690,000, net of contractual expenses, recognized a gain of $640,000 on the sale, and recorded $50,000 as deferred revenue.

NOTE C—SALE OF ASSETS (CONTINUED)

The Company and Purchaser also entered into an Affiliate and Partner Services and License Agreement dated September 11, 2002, pursuant to which (i) the Company and Purchaser have agreed to provide certain administrative and support services for each other in connection with each other’s customers, including without limitation the customers under the Assigned Contracts, in each case pursuant to an agreed upon fee schedule, (ii) the Company has agreed to assist Purchaser in establishing a “hot-site” which will permit Purchaser to run from its own hardware platform, the Company’s software application to service Purchaser’s customers, and (iii) the Company granted Purchaser a limited, non-exclusive, 5-year license to use the Company’s software application at its “hot-site”. The Company is entitled to receive fees for its services and use of the Company’s software application unless and until the occurrence of certain bankruptcy and liquidation events set forth in such agreement in respect of the Company. In addition to the transaction fees, the Company is also recognizing the $50,000 of deferred revenue ratably over the term of the agreement.

The Company and Purchaser also entered into a Preferred Escrow Agreement with DSI Technology Escrow Services, Inc., pursuant to which the Company has deposited into escrow its proprietary claims processing software and related materials for potential release to Purchaser for use pursuant to a limited, non-exclusive license upon the occurrence of certain bankruptcy and liquidation events.

NOTE D—INCOME TAXES

There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2004 and 2003.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows:

	Year Ended December 31,
	2004	2003
Benefit computed at federal statutory rate	$(223,306)	$(182,145)
Permanent differences	29,593	99,146
State income tax benefit, net of federal tax effect at state statutory rate	(19,703)	(14,922)
Increase in valuation reserve	130,260	230,977
Change in prior year estimate	83,156	(130,570)
Other	—	(2,486)

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$15,431,549	$15,240,798
Fixed assets	—	39,044
Allowance for doubtful accounts	1,886	3,397
Deferred revenue	65,977	76,621
Other	27,120	24,166

Total deferred tax assets	15,526,532	15,384,026
Valuation allowance for deferred tax assets	(15,514,286)	(15,384,026)

	12,246	—
Deferred tax liabilities:
Fixed assets	(12,246)	—

Deferred income tax assets, net of deferred tax liabilities	$—	$—

NOTE D—INCOME TAXES (CONTINUED)

At December 31, 2004, the Company has approximately $41,900,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $25,600,000 of state net operating losses as of December 31, 2004.

As a result of stock issued during 2001, 2002, 2003 and 2004, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.

NOTE E—RELATED PARTY TRANSACTIONS

In September and December 2004, the Company borrowed an aggregate of $200,000 pursuant to two separate convertible long-term loan agreements with a 5% shareholder.

In June 2004, the Company entered into an unsecured loan agreement in the amount of $20,000 pursuant to an unsecured short-term loan agreement with National Financial Corporation, a related party. In December 2004, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $20,000 plus accrued interest thereon.

In June 2003, the Company issued warrants to two directors as compensation for services outside of their director duties. (See Note F).

In May 2003, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with NFC. In June 2003, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $32,000 by issuing 160,000 shares of Company common stock and warrants to purchase 160,000 shares of Company common stock. Also in June 2003, an aggregate of $2,000 plus accrued interest on the note was paid. In December 2004, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $66,000 plus accrued interest thereon.

NOTE F—STOCKHOLDERS’ DEFICIT

In September 2004, the Company issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share.

In June 2004, the Company completed the private placement of 25,000 shares of common stock to a director of the company at $0.20 per share, resulting in the extinguishment of $1,000 of notes payable and $4,000 of accrued interest. In connection with this private placement, the Company also issued warrants to a director to purchase 25,000 shares of common stock. This warrant contains an exercise price of $0.20 per share and expires December 31, 2007.

Between February and August 2004, Elmira United Corporation (“Elmira”), a 5% shareholder, exercised previously issued warrants to purchase 2,000,000 shares of the Company’s common stock for $400,000 ($0.20 per share).

During 2003, the Company completed the private placement of 3,800,000 shares of common stock to accredited investors at $0.20 per share, resulting in net proceeds of $683,000 and the extinguishment of $75,000 of notes payable and accrued interest. In connection with these private placements, the Company also issued warrants to the investors to purchase an aggregate of 3,800,000 shares of common stock. These warrants contain an exercise price of $0.20 per share and expire December 31, 2007. These private placements included 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by NFC for net proceeds of $20,000 and retirement of debt of $50,000; 2,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock purchased by Elmira, which owned at the time more than 5% of the outstanding shares of our common stock for net proceeds of $425,000; 100,000 shares of common stock plus warrants to acquire an additional 100,000 shares of common stock purchased by a 5% shareholder for retirement of debt plus accrued interest of $20,000; and 150,000 shares of common stock plus warrants to acquire an additional 150,000 shares of common stock purchased by a director of the Company for net proceeds of $25,000 and payment of accrued interest of $5,000.

In November 2003, the Company issued 9,000 shares of common stock to a non-employee for professional services rendered. The stock was valued at $0.25 per share, the closing price on the date of grant. The Company recognized an expense of $2,250 related to the stock grant.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees at an exercise price of $0.15 per share. In June 2003, the Company issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties at an exercise price of $0.15 per share. The 1,200,000 warrants were valued at $0.15 per warrant resulting in a total charge against earnings on the date of grant of approximately $180,000 based on the Black-Scholes valuation method. The warrants were valued using the following assumptions: expected life of ten years, risk free rate of 4.77%, no dividends during the term, and a volatility of 204%.

From May through August 2003, the Company issued an aggregate 2,701,000 shares of common stock upon conversion and surrender of 2,584 shares of Series D and 117 shares of Series E preferred stock by the holders thereof.

Between April and December 2003, Elmira, a 5% shareholder, exercised previously issued warrants to purchase 1,875,000 shares of the Company’s common stock for $375,000 ($0.20 per share).

The Company used $217,000 of the proceeds from the 2003 private placement and warrant exercise to make payments pursuant to creditor agreements, as described in Note I to the consolidated financial statements.

NOTE G —STOCK BASED COMPENSATION ARRANGEMENTS

The Company’s 1997 Plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 1,307,692 shares of common stock. The options are to be issued at fair market value, as defined, and generally vest 25% each anniversary of the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire on termination of employment.

The Company’s Directors’ Plan provides for the issuance to non-employee directors of options to acquire 361,538 shares of common stock. The options are to be issued at fair market value, as defined, and vest on the first anniversary from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire one year from the date upon which the participant ceases to be a Director.

The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-January 1, 2003	1,060,567	$0.30-8.00	$2.23
Granted	—	—	—
Expired	(361,125)	7.00-8.00	2.61

Outstanding options-December 31, 2003	699,442	0.30-8.00	2.04
Granted	500,000	0.35	0.35
Expired	—	—	—

Outstanding options-December 31, 2004	1,199,442	$0.30-8.00	$1.33

Options exercisable-December 31, 2004	699,442	$0.30-8.00	$2.04

Outstanding options as of December 31, 2004, had a weighted average remaining contractual life of approximately 7.6 years. No compensation expense has been recognized for options granted to employees in 2004. There were no stock options granted to employees during 2003. At December 31, 2004, options available for grant under the Company’s 1997 Plan were 138,250, and under the Company’s Directors’ Plan were 331,538.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- January 1, 2003	459,227	$0.20-3.00	$0.54
Granted	3,450,000	0.15	0.15
Expired	(204,284)	0.35-3.00	0.66

Outstanding warrants-December 31, 2003	3,704,943	0.15-3.00	0.17
Granted	550,000	0.29	0.29
Expired	(200,000)	0.15	0.15

Outstanding warrants-December 31, 2004	4,054,943	$0.15-3.00	$0.19

Warrants exercisable-December 31, 2004	1,338,276	$0.15-3.00	$0.20

Outstanding employee warrants as of December 31, 2004, had a weighted average contractual life of approximately 5.7 years.

NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTE PAYABLE

     The following is a summary of notes payable at December 31, 2004:

Note payable to a Director. Principal due on demand; unsecured. Interest payable at 9.5%.	$49,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 9.5%.	35,000
Note payable to a 5% shareholder. Principal due August 31, 2005; unsecured. Interest payable at 8%.	10,000

Notes payable – related party	$94,000

Note payable. Principal due August 31, 2005; unsecured. Interest payable at 8%.	$25,000

Notes payable	$25,000

     The following is a summary of convertible notes payable at December 31, 2004:

Convertible note to a 5% shareholder. Principal due September 22, 2007; unsecured. Interest payable at 7%.	$50,000
Convertible note to a 5% shareholder. Principal due December 28, 2007; unsecured. Interest payable at 7%.	150,000

Convertible notes payable – related party	$200,000

Convertible note. Principal due September 21, 2007; unsecured. Interest payable at 7%.	$50,000
Convertible note. Principal due October 4, 2007; unsecured. Interest payable at 7%.	50,000
Convertible note. Principal due October 5, 2007; unsecured. Interest payable at 7%.	100,000

Convertible notes payable	$200,000

The convertible notes bear interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2007. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.40 per share.

The following are the maturities of notes payable for years ended December 31:

2005	$119,000
2006	0
2007	400,000

Total	$519,000

NOTE I —GAIN ON SETTLEMENT OF LIABILITIES

In May 2004, the Company entered into a settlement agreement with a creditor, contingent upon the Company making payment within twenty days of the date of agreement. When the agreed payment was made by the Company, the creditor released the Company from all other liabilities. The agreement entered into required a payment totaling $20,000 to settle certain accounts payable totaling $111,000, resulting in a gain on settlement of liabilities totaling $91,000.

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

NOTE J—COMMITMENTS AND CONTINGECIES

The Company leases office space under a lease agreement that expires on May 31, 2006. Rent expense totaled $47,000 and $109,000 for the years ended December 31, 2004 and 2003, respectively. The Company leases servers and Web server management facilities under an agreement that expires in 2005. The Company has also entered into a software license commitment related to HIPAA validation software totaling $20,000 per year that expires in 2006. The Company’s aggregate lease and software license commitments are shown below.

Year ended December 31,
2005	$95,870
2006	19,596

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.

NOTE K—RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2004, the Company made $7,000 in matching contributions and $3,000 in fee contributions. The Company made no contributions to the plan during 2003.

NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.

NOTE M—SUBSEQUENT EVENTS

In January 2005, the Company issued 400,000 shares of common stock to NFC, a related entity, at $0.25 per share for net proceeds of $100,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 2004, KBA Group LLP, which served as our independent public accountants since February 2003, notified us of their intention not to stand for re-election as our principal accountants. The report issued by KBA Group LLP on the financial statements for the years ended December 31, 2003 and 2002 did not contain an adverse opinion nor a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except that each such report included an explanatory paragraph describing conditions that raised substantial doubt about our ability to continue as a going concern. In connection with their audits for the years ended December 31, 2003 and 2002 and through April 26, 2004, there were no disagreements with KBA Group LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KBA Group LLP, would have caused KBA Group LLP to make reference thereto in their report on the financial statements for such years or such interim periods. KBA Group LLP furnished us with a letter addressed to the Commission stating that it agrees with the above statements. A copy of such letter, dated April 27, 2004, is filed as Exhibit 16 to the Form 8-K, dated April 28, 2004.

We engaged Whitley Penn as our new independent auditors as of April 26, 2004. Our Board of Directors approved the engagement. During the two most recent fiscal years and through April 26, 2004, we had not consulted with Whitley Penn with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) of Regulation S-B. We allowed Whitley Penn to review the aforementioned Form 8-K before it was filed with the Commission. Whitley Penn has not furnished us with a letter containing any new information, clarification, or disagreement with the information set forth herein.

ITEM 8A. CONTROLS AND PROCEDURES.

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2004, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT

Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	61	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	47	Chief Financial Officer
Gary J. Austin	60	Chief Operating Officer
Alfred Dubach	57	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	49	Class II Director
Jeffrey M. Black	48	Class I Director
Thomas Michel	53	Class II Director
Mike Hix	44	Vice President of Sales
K. Scott Spurlock	37	Vice President of Development

The following is certain summary information with respect to our executive officers, directors and key employees.

DON CROSBIE has served as our President, Chief Executive Officer and Chairman of the Board since October 2002. From July 2001 until October 2002, Mr. Crosbie was President and CEO of Xactimed, a claims processing and clearinghouse company serving the hospital market. In the year he was at Xactimed, it experienced a dramatic turnaround, with revenue growing 150% over the prior year and an operating profit was achieved as compared to a significant operating loss for the prior year. From September 2000 to July 2001, Mr. Crosbie served as CFO and President of North American Operations of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, including media gateways and 2 -1/2 and 3 G wireless. He joined Blue Wave with a corporate strategic direction to identify and complete a sale of the company. This was accomplished in July 2001 with the sale of the company to Motorola for $125 million. From September 1999 to June 2000, Mr. Crosbie served as President, COO and CFO of Ypay.com, an internet start up company in the free ISP/media rich advertising space. From June 1997 to December 1998, Mr. Crosbie served as CEO of Rheumatology Research International, a Site Management Organization performing clinical trials for pharmaceutical and biotech companies in pre-FDA approval trials for new arthritis drugs. Prior to Rheumatology Research International, Mr. Crosbie served as founder, Chairman and CEO of ComVest Partners Inc., an institutional research boutique with an emphasis on networking, wireless, voice and remote access; and Executive Vice President and Chief Financial Officer of InterVoice Inc, a high technology provider of customized voice response systems.

LAURA M. BRAY, a Certified Public Accountant, was promoted to Chief Financial Officer in November 2004. Ms. Bray joined Claimsnet in January 2003 as Controller from Xactimed, where she served as Controller. Xactimed is a claims processing and clearing house company serving the hospital market. Ms. Bray has more than 20 years of financial management experience, including Accounting Manager of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, and Controller of EFS, a software sales and document management services firm. Ms. Bray began her career in the audit division of Alexander Grant & Co., followed by more than ten years as Business Manager and Controller in the radio broadcasting industry.

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

THOMAS MICHEL was elected as a director of our Company in February 2002. Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities. From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland. Mr. Michel currently serves on the Board of Directors for Best 243 AG, and Spirit of Covey AG, a manufacturer of natural skincare products.

MIKE HIX was promoted to Vice President of Sales in July 2004. Mr. Hix joined Claimsnet in March 2003 as Sales Executive. Mr. Hix has more than 20 years of sales and management experience in the Healthcare industry. From 1985 to 1999, Mr. Hix held a variety of sales and management positions with Electronic Data Systems, who deliver cutting edge claims processing, finance administration, and disease management applications to key healthplans worldwide. From 1999 to 2004, Mr. Hix served as the Director of Sales of Infowise Solutions, which provided packaged, CRM enterprise reporting solutions for Healthcare and other industries to deliver business value utilizing today’s leading edge business intelligence technologies and as National Sales Executive of HNC Software, a leading provider of predictive solutions and medical bill repricing software and Business Process Outsourcing (BPO) to the Health Insurance industry.

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

Messrs. Crosbie, Austin and Ms. Bray are our executive officers.

STRUCTURE OF THE BOARD OF DIRECTORS

The Board of Directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie, Dubach and Black, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2005. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the Board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.

There are no family relationships among our directors and executive officers.

AUDIT COMMITTEE

At present, we do not have a separately standing audit committee and our entire board of directors acts as our audit committee. None of the members of our board of directors meet the definition of “audit committee financial expert” as defined in Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert because we do not believe that we can do so without undue cost and expense. Moreover, we believe that the present members of our board of directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2004 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2004, or written representations that Form 5 was not required for fiscal 2004, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were not fulfilled in a timely manner. During 2004, five reports concerning fourteen transactions were not fulfilled in a timely manner. Gary Austin, COO, failed to report two transactions and Laura Bray, CFO, failed to report two transactions when they were appointed to their positions. Don Crosbie, CEO, failed to report one transaction and Thomas Michel, Director, failed to report one transaction. Elmira United Corporation, an owner of more than 10%, failed to report eight transactions. All of our officers and directors have filed Forms 5 to regain compliance, and we have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2004, 2003, and 2002 by the chief executive officer and each of the most highly compensated executive officers of our Company whose compensation exceeded $100,000 during the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

					SECURITIES
					UNDERLYING
				401K	OPTIONS/
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	MATCH	SARS (#) (3)
Don Crosbie(1).	2004	$145,385	$—	$1,383	200,000
President and Chief Executive Officer	2003	140,000	—	—	1,500,000
	2002	21,538	—	—	200,000

Paul W. Miller (2)	2004	122,529	—	1,173	—
Chief Financial Officer and, formerly,	2003	135,000	—	—	900,000
Chief Operating Officer	2002	124,231	—	—	189,285

K. Scott Spurlock	2004	124,615	2,500	—	—
Vice President of Development	2003	120,000	1,750	—	400,000
	2002	120,000	—	—	30,000

(1)	Mr. Crosbie joined us in October 2002.

(2)	Mr. Miller served as our Chief Operating Officer until March 2004 and as our Chief Executive Officer between March 2002 and October 2002. Mr. Miller resigned as of November 23, 2004.

(3)	Includes warrants issued.

The following table provides information on the value of each of the named executive officers’ options at December 31, 2004:

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			NUMBER OF	VALUE OF
			SECURITIES	UNEXERCISED
			UNDERLYING	IN THE MONEY
			UNEXERCISED	OPTIONS/
			OPTIONS/SARS AT	SARS AT
	SHARES		DECEMBER 31, 2004 (#)(1)	DECEMBER 31, 2004($)
	ACQUIRED	VALUE
	ON EXERCISE	REALIZED	EXERCISABLE/	EXERCISABLE/
NAME	(#)	($)	UNEXERCISABLE	UNEXERCISABLE
Don Crosbie	—	—	700,000 / 1,200,000	168,000 / 288,000
Paul W. Miller	—	—	601,285 / 600,000	144,308 / 144,000

(1)	Includes warrants issued.

All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.

The value of unexercised in the money options/warrants was calculated based on the closing bid price for our common stock on the NASD Electronic Bulletin Board on December 31, 2004, $.24.

AGGREGATED OPTION/SAR GRANTS IN LAST FISCAL YEAR

NUMBER OF
OPTIONS/SARS GRANTED
DECEMBER 31, 2004 (#)
EXERCISABLE/
NAME	UNEXERCISABLE
Don Crosbie	200,000 / 200,000
Paul W. Miller	- / -

DIRECTOR COMPENSATION

During the year ended December 31, 2004, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors. In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock at an exercise price of $.15 to two directors as compensation for services outside of their director duties.

DIRECTORS’ STOCK OPTION PLAN (THE “DIRECTORS’ PLAN”)

In April 1998, we adopted the Directors’ Plan to tie the compensation of outside (non-employee) directors to future potential growth in our earnings, and encourage them to remain on our board of directors, to provide them with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, and to align their interests through the opportunity for increased stock ownership, with the interests of our stockholders. Only outside directors are eligible to receive options under the Directors’ Plan.

An aggregate of 361,538 shares of common stock are reserved for issuance to participants under the Directors’ Plan. In the event of any changes in the common stock by reason of stock dividends, split-ups, recapitalization, mergers, consolidations, combinations, or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of common stock available for issuance under the Directors’ Plan, the number of shares subject to outstanding options, and the exercise price per share of outstanding options, as necessary substantially to preserve option holders’ economics interests in their options.

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

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2004 there were outstanding options to purchase an aggregate of 30,000 shares at exercise prices ranging from $.30 to $8.00 per share and 331,538 shares remained available for option grants.

Unless earlier terminated, the Directors’ Plan will terminate on December 31, 2007.

1997 STOCK OPTION PLAN

In April 1997, our board of directors and stockholders adopted the 1997 Plan. The 1997 Plan provides for the grant of options to purchase up to 1,307,692 shares of common stock to our employees, officers, directors, and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to our employees.

The 1997 Plan is administered by “disinterested members” of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option, and the option exercise price.

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

No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment or engagement other than by death or disability, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise the option to the extent exercisable at the time of termination, unless otherwise determined by the board of directors. Upon termination of employment of an optionee by reason of death or permanent and total disability, the optionee’s incentive stock options remain exercisable for one year to the extent the options were exercisable on the date of such termination. Options may not be granted under the 1997 Plan beyond a date ten years from the effective date of the 1997 Plan. Subject to some exceptions, holders of incentive stock options granted under the 1997 Plan cannot exercise these options more than ten years from the date of grant. Options granted under the 1997 Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of these methods.

Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2004, there were outstanding options to purchase an aggregate of 1,199,442 shares at exercise prices ranging from $.30 to $8.00 per share and 138,250 shares remain available for option grants.

The following table summarizes the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2004 (none of the options granted have been exercised):

	NUMBER	PER SHARE	WEIGHTED AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-January 1, 2003	1,060,567	$0.30-8.00	$2.23
Granted	—	—	—
Expired	(361,125)	7.00-8.00	2.61
Outstanding options-December 31, 2003	699,442	0.30-8.00	2.04
Granted	500,000	0.35	0.35
Expired	—		—

Outstanding options-December 31, 2004	1,199,442	$0.30-8.00	$2.04

Options exercisable-December 31, 2004	699,442	$0.30-8.00	$2.04

Outstanding options as of December 31, 2004, had a weighted average remaining contractual life of approximately 7.6 years.

WARRANTS

The Company has from time to time, issued warrants to its employees and directors.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE

Outstanding warrants- January 1, 2003	459,227	$0.20-3.00	$0.54
Granted	3,450,000	0.15	0.15
Expired	(204,284)	0.35-3.00	0.66

Outstanding warrants-December 31, 2003	3,704,943	0.15-3.00	0.17
Granted	550,000	0.29	0.29
Expired	(200,000)	0.15	0.15

Outstanding warrants-December 31, 2004	4,054,943	$0.15-3.00	$0.19

Warrants exercisable-December 31, 2004	1,338,276	$0.15-3.00	$0.20

Outstanding employee warrants as of December 31, 2004, had a weighted average contractual life of approximately 5.7 years.

No employee options or warrants were exercised during 2004. The following table sets forth information with respect to options and warrants granted during 2004 to the individuals set forth in the Summary Compensation Table above:

INDIVIDUAL GRANTS

	Number of	% of Total			Potential Realizable
	Securities	Options and			Value at Assumed Annual
	Underlying	Warrants			Rates of Stock Price
	Options and	Granted to	Exercise		Appreciation for Option
	Warrants	Employees in	Price	Expiration	or Warrant Term (1)
Name	Granted	Fiscal Year	($/Share)	Date	5%	10%
Don Crosbie	200,000	36.4%	$0.29	September 21, 2014	$36,476	$92,437

Paul W. Miller	—	—	—	—	—	—

K. Scott Spurlock	—	—	—	—	—	—

(1)	In accordance with the rules of the Securities and Exchange Commission (the “Commission”), shown are the gains or “option or warrant spreads” that would exist for the options or warrants granted, based on the assumed rates of annually compounded stock price appreciation of 5% and 10%, respectively, from the date the option or warrant was granted over the full option or warrant term, without adjustment for the present valuation of such potential future option or warrant spread.

We account for our stock based awards to employees using the intrinsic value method in accordance with APB 25, “Accounting for Stock Issued to Employees,” and its related interpretations.

DIRECTORS’ LIMITATION OF LIABILITY

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of February 8, 2005,

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding common stock,

•	each director and each of our executive officers, named in the compensation table under Item 11,

•	all our directors and executive officers as a group, and

•	the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of February 8, 2005, and issuable upon conversion of the preferred stock. The shares of preferred stock allow the holder to vote with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
Don Crosbie (1)	Common Stock	700,000	2.7	2.1

Paul W. Miller (2)	Common Stock	602,885	2.4	1.8

Laura Bray (3)	Common Stock	16,667	*	*

John C. Willems, III (5)	Common Stock	24,277	*	*

Thomas Michel (6)	Common Stock	718,000	2.08	2.2
	Series D Preferred Stock	100	13.9
	Series E Preferred Stock	50	100.0

Jeffrey M. Black (7)	Common Stock	5,000	*	*

Alfred Dubach (8)	Common Stock	820,000	3.2	2.5

Bo W. Lycke (4) (9)	Common Stock	3,011,326	11.8	9.1
4730 Melissa Ln. Dallas, Texas 75229

Robert H. Brown, Jr. (4) (10)	Common Stock	1,792,354	7.0	5.4
2626 Cole Ave, #400 Dallas, Texas 75204
McKesson Corporation	Common Stock	1,514,285	5.9	4.6
One Post Street San Francisco, CA 94104

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
J. R. Schellenberg (4) (11)	Common Stock	2,143,603	8.4	6.5
Kohlrainstrasse 1 Kusnacht Switzerland CH-8700

Elmira United Corporation (12)	Common Stock	9,350,000	36.5	28.3
Swiss Tower - 16th Floor Panama Republic of Panama

New York Ventures (13)	Common Stock	620,000	2.4	1.9
c/o BDO Visura	Series D Preferred Stock	620	86.1
Entfelderstrasse 1 CH-5001 Aarau

All our directors and executive officers as a	Common Stock	2,886,829	11.3	8.7
group (8 persons) (14)	Series D Preferred Stock	100	13.9
	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Consists of 700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Consists of 1,600 shares of common stock owned of record by Mr. Miller and 601,285 shares which Mr. Miller has the right to acquire upon exercise of options or warrants.

(3)	Consists of 16,667 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(4)	Includes 1,481,603 shares of common stock owned of record by National Financial Corporation (based upon last information reported to or known by the Company). Messrs. Lycke and Brown own 71.1% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.

(5)	Consists of 9,277 shares of common stock owned of record by Mr. Willems and 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Common Stock consists of 185,000 shares of common stock owned of record by Mr. Michel, 150,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 383,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Consists of 5,000 shares which Mr. Black has the right to acquire upon exercise of options or warrants.

(8)	Consists of 615,000 of common stock owned of record by Mr. Dubach, and 205,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(9)	Consists of 1,279,723 shares of common stock owned of record by Mr. Lycke (based upon last information reported to or known by the Company), 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 1,081,603 shares of common stock owned of record by National Financial Corporation.

(10)	Consists of 310,751 shares of common stock owned of record by Mr. Brown (based upon last information reported to or known by the Company) and 1,081,603 shares of common stock owned of record by National Financial Corporation.

(11)	Consists of 562,000 shares of common stock owned of record by Mr. Schellenberg (based upon last information reported to or known by the Company), 100,000 shares which Mr. Schellenberg has the right to acquire upon exercise of options or warrants, and 1,081,603 shares of common stock owned of record by National Financial Corporation.

(12)	Consists of 9,350,000 shares of common stock owned of record by Elmira United based upon last information reported to or known by the Company.

(13)	Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.

(14)	Includes an aggregate of 1,925,952 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2004, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF	WEIGHTED	NUMBER OF SECURITIES
	SECURITIES TO BE	-AVERAGE	REMAINING AVAILABLE
	ISSUED UPON	EXERCISE PRICE	FOR FUTURE ISSUANCE
	EXERCISE OF	OF OUTSTANDING	UNDER EQUITY
	OUTSTANDING OPTIONS	OPTIONS AND	COMPENSATIONS
	AND WARRANTS	WARRANTS	PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	1,199,442	$2.04	469,788

Equity Compensations Plans Not Approved By Stockholders**	5,838,943	0.77	—

Total	7,308,385	$0.84	469,788

*Excludes securities reflected in column (a).

**Excludes warrants to acquire 3,625,000 shares of common stock at an exercise price of $0.20 per share which were outstanding at December 31, 2004 pursuant to private equity placements.

Equity compensation plans approved by shareholders include the 1997 Stock Option Plan and the Directors’ Plan, as more fully described in Item 10.

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

In October 2002, the Company issued warrants to acquire an aggregate of 500,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.20 per share, are fully exercisable and expire in September 2007.

In October 2002, the Company hired a new president and chief executive officer and issued him warrants to acquire an aggregate of 200,000 shares of common stock. The warrants contain an exercise price of $0.20 per share, are fully exercisable and expire in October 2007.

In January 2003, the Company issued warrants to acquire an aggregate of 34,000 shares of common stock to a non-employee for services rendered. The warrants contain an exercise price of $0.25 per share, are fully exercisable, and expire in April 2007.

In June 2003, the Company issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants became one-third exercisable in June 2004 and will become two-thirds exercisable in June 2005 and fully exercisable in June 2006.

In June 2003, the Company issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants became 50% exercisable in June 2004 and will become fully exercisable in June 2005.

In September 2004, the Company issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bo W. Lycke, formerly our Chairman of the Board, President and Chief Executive Officer, Ward L. Bensen, a former Director, and Robert H. Brown, Jr., a former Director, are, respectively, the Chairman of the Board, a Director and Senior Vice President and a Director, and owners, respectively, of 71.1%, 11.1%, and 17.8% of the outstanding capital stock of NFC.

In May 2003, we borrowed $100,000 under an unsecured short-term loan agreement with NFC. In June 2003, upon the demand of NFC, we repaid principal on the above note in the aggregate amount of $34,000 plus accrued interest thereon. In December 2004, we repaid the remaining principal in the aggregate amount of $66,000 plus accrued interest thereon.

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

During the year ended December 31, 2004, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors. In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock at an exercise price of $.15 to two directors as compensation for services outside of their director duties.

In June 2004, we entered into an unsecured loan agreement in the amount of $20,000 pursuant to an unsecured short-term loan agreement with NFC. In December 2004, upon the demand of NFC, we repaid principal on the above note in the aggregate amount of $20,000 plus accrued interest thereon.

In September and December 2004, we borrowed an aggregate of $200,000 pursuant to two separate convertible long-term loan agreements with a 5% shareholder.

The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been approved and will be subject to approval by a majority of our independent and disinterested directors.

ITEM 13. EXHIBITS

The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of warrant issued to Cruttenden Roth Inc.

4.2(2)	Form of Common Stock Certificate

4.3(a) (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

4.3(b) (4)	Form of Warrant issued to Paul W. Miller dated February 21, 2002

*4.3(c) (1)	Form of Warrant issued to Don Crosbie dated October 21, 2002

*4.3(d)(7)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.3(e) (7)	Form of Warrant issued to Paul W. Miller dated June 3, 2003

*4.3(f) (7)	Form of Warrant issued to certain employees dated June 3, 2003

*4.3(g) (7)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.3(h) (7)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.3(i)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

*4.3(j)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.3(k)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.3(l)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.2(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2(a) (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6 (1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

*10.7 (1)	Note dated August 1, 2002 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.8(5)	Note dated August 20, 2002 between Claimsnet.com and J. D. Stauffer related to $25,000 loan.

10. 9(6)	Affiliate and Partner Services and License Agreement dated September 11, 2002, by and between Claimsnet.com, Inc. and ProxyMed, Inc.

10.10(6)	Form of Preferred Escrow Agreement by and among Claimsnet.com, Inc., ProxyMed, Inc. and DSI Technology Escrow Services, Inc.

10.11	Note dated June 10, 2004 between Claimsnet.com and National Financial Corporation related to $20,000 loan.

10.12	Note dated September 21, 2004 between Claimsnet.com and R.L. Armstrong Limited Partnership related to $50,000 loan.

10.13	Note dated September 22, 2004 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.14	Note dated October 4, 2004 between Claimsnet.com and Douglas R. Urquhart related to $50,000 loan.

10.15	Note dated October 5, 2004 between Claimsnet.com and Newman Family Trust related to $100,000 loan.

10.16	Note dated December 28, 2004 between Claimsnet.com and Elmira United Corporation related to $150,000 loan.

10.17	Form of Registration Rights Agreement

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001.

(4)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated September 4, 2002.

(6)	Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 8-K dated September 17, 2002.

(7)	Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 10-KSB dated March 29, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Whitley Penn, our current independent auditors, and KBA Group LLP, our former independent auditors, for professional services rendered during the fiscal years ended December 31, 2004 and 2003.

Fiscal year ended December 31, 2004

FEE CATEGORY	WHITLEY PENN	TIMOTHY CARMODY, CPA	KBA GROUP LLP
Audit Fees (1)	$39,000	$—	$—
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	2,875	—
All Other Fees (4)	—	—	—

Total	$39,000	$2,875	$—

Fiscal year ended December 31, 2003

FEE CATEGORY	WHITLEY PENN	KBA GROUP LLP
Audit Fees (1)	$—	$34,000
Audit-Related Fees (2)	—	16,400
Tax Fees (3)	—	5,300
All Other Fees (4)	—	—

Total	$—	$55,700

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2004 and December 31, 2003.

(2)	Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the board of directors and audit committee and restatement of the interim financial data for the quarters ended December 31, 2003.

(3)	Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, on March 16, 2005, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:	/s/ Don Crosbie

Don Crosbie
President and
Chief Executive Officer,

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2005

/s/ Don Crosbie

Don Crosbie
President,
Chief Executive Officer,
Class I Director and
Chairman of the Board

/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach

Alfred Dubach
Class I Director and
Vice Chairman of the Board

/s/ John C. Willems, III

John C. Willems, III
Class II Director

/s/ Thomas Michel

Thomas Michel
Class II Director

/s/ Jeffrey M. Black

Jeffrey M. Black
Class I Director