Form 10QSB
period 2005-03-31
CLAIMSNET COM INC
filed 2005-04-22
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the Transition Period from                    to

Commission file number 001-14665

CLAIMSNET.COM INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2649230 (I.R.S. Employer Identification No.)

14860 Montfort Dr, Suite 250
Dallas, Texas 75254
(Address of principal executive offices)

###-##-####
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,626,180 shares outstanding as of April 22, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (audited)	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2005 and 2004	4

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2004 (audited) and the Three Months Ended March 31, 2005 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis or Plan of Operation	9

ITEM 3. Controls and Procedures	12

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

ITEM 6. Exhibits	13

SIGNATURES	14

CERTIFICATIONS
Certification of Don Crosbie
Certification of Laura M. Bray
Certification of Don Crosbie - Section 906
Certification of Laura M. Bray - Section 906

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$86	$68
Accounts receivable, net of allowance for doubtful accounts of $1 and $5, respectively	111	170
Prepaid expenses and other current assets	32	22

Total current assets	229	260
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,078	1,078
Software development costs	2,013	1,982
Furniture and fixtures	31	31
Office equipment	25	25
Leasehold Improvements	35	35

	3,182	3,151
Accumulated depreciation and amortization	(3,088)	(3,078)

Total equipment, fixtures and software, net	94	73

TOTAL ASSETS	$323	$333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$117	$91
Accrued payroll and other current liabilities	138	150
Deferred revenues	166	179
Notes payable to related parties – short term	75	94
Notes payable – short term	25	25

Total current liabilities	521	539

LONG TERM LIABILITIES
Notes payable to related parties – long term	200	200
Notes payable – long term	200	200

Total long term liabilities	400	400

Total liabilities	921	939

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding as of March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,626,000 shares and 25,226,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	26	25
Additional capital	43,084	42,985
Accumulated deficit	(43,708)	(43,616)

Total stockholders’ deficit	(598)	(606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323	$333

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
REVENUES	$288	$215

COST OF REVENUES	168	140

GROSS PROFIT	120	75

OPERATING EXPENSES
Selling, general and administrative	202	267

Total operating expenses	202	267

LOSS FROM OPERATIONS	(82)	(192)

OTHER EXPENSE
Interest expense – related parties	(5)	(4)
Interest expense — other	(5)	(1)

Total other expense	(10)	(5)

NET LOSS	$(92)	$(197)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	25,537	23,667

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2004 (Audited) and the Three Months Ended March 31, 2005 (Unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at January 1, 2004	1	$—	23,201	$23	$42,582	$(42,959)	$(354)

Issuance of common stock in payment of notes payable and accrued interest	—	—	25	—	5	—	5

Warrants exercised for common stock	—	—	2,000	2	398	—	400

Net loss	—	—	—	—	—	(657)	(657)

Balances at December 31, 2004	1	—	25,226	25	42,985	(43,616)	(606)

Sale of common stock	—	—	400	1	99	—	100

Net loss	—	—	—	—	—	(92)	(92)

Balances at March 31, 2005	1	$—	25,626	$26	$43,084	$(43,708)	$(598)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92)	$(197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10	11
Bad Debt	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	63	9
Prepaid expenses and other current assets	(10)	32
Current liabilities	1	36

Net cash used in operating activities	(32)	(109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9)
Capitalized software development costs	(31)	—

Net cash used in investing activities	(31)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of notes – related parties	(19)	—
Proceeds from issuance of common stock	100	100

Net cash provided by financing activities	81	100

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	18	(18)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	68	66

CASH AND EQUIVALENTS, END OF PERIOD	$86	$48

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$2	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com Inc. and subsidiaries (the “Company”) as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.

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

In January 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of the Company’s common stock, representing 4.3% of the Company’s then issued and outstanding common stock, purchased 400,000 shares of the Company’s common stock and tendered payment in the amount of $100,000 ($0.25 per share). The offer and sale of the securities in each of the transactions referenced in the previous sentence was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and the rules promulgated thereunder.

5.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued to employees during the three months ended March 31, 2005 and 2004. No employee stock options were issued in the first quarter of 2005 or the first quarter of 2004.

If the computed values of all the Company’s stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” net loss would have been as follows:

	Three Months Ended March 31,
	2005	2004
Loss as reported (thousands)	$(92)	$(197)

Stock-based compensation expense:
As reported	—	—
Determined using the fair value method	(66)	(45)

Pro forma loss	$(158)	$(242)

Loss per share (basic and diluted)
As reported	$(0.00)	$(0.01)
Pro forma	$(0.01)	$(0.01)

6.	SUBSEQUENT EVENTS

NONE.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

IN GENERAL

As of March 31, 2005, we had a working capital deficit of $(292,000) and stockholders’ deficit of $(598,000). We generated revenues of $288,000 for the three months ended March 31, 2005 and $215,000 for the three months ended March 31, 2004. We have incurred net losses since inception and had an accumulated deficit of $(43,708,000) at March 31, 2005. We expect to continue to operate at a loss for the foreseeable future. There can be no assurance that we will ever achieve profitability.

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

PRIVATE PLACEMENTS, OPTIONS AND WARRANTS

In January 2005, NFC, a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of our common stock, representing 4.3% of our then issued and outstanding common stock, purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share). $21,000 of the proceeds were used to repay debt and accrued interest, the remainder to finance operations.

The above sale of securities to NFC did not involve the use of an underwriter and no commissions were paid in connection with this sale of securities. The certificate evidencing the common stock issued to NFC was appropriately legended as unregistered shares.

The offer and sale of the securities to NFC was exempt from registration under the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) thereof and the rules promulgated thereunder. NFC provided representations to us that it is an “accredited investor,” as defined in Rule 501 under the Act, as well as highly sophisticated.

PLAN OF OPERATIONS

Our business strategy is as follows:

•	to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers; and

•	to seek merger and acquisition opportunities that enhance our growth and profitability objectives.

We anticipate that our primary source of revenues will be fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. Historically, our primary sources of revenue were fees paid by healthcare providers or insurance claims and patient statement services and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are anticipated to be technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Our development and upgrading efforts may not be successful. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES

Revenues in the three months ended March 31, 2005 (the “2005 first quarter”) were $288,000 compared to $215,000 in the three months ended March 31, 2004 (the “2004 first quarter”), representing an increase of 34%. Revenues for the 2005 first quarter from recurring revenue sources totaled $284,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees. Revenues for the 2004 first quarter from recurring revenue sources totaled $204,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $11,000 and were related to support and other fees.

COST OF REVENUES

Cost of revenues in the 2005 first quarter was $168,000, compared with $140,000 in the 2004 first quarter, representing an increase of 20%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased to $17,000 for the 2005 first quarter compared with $15,000 for the 2004 first quarter. Transaction processing expenses increased to $24,000 for the 2005 first quarter compared to less than $1,000 for the 2004 first quarter. Customer support operations expense increased by 5% to $123,000 in the 2005 first quarter from $117,000 in the 2004 first quarter. Software amortization and development project amortization expenses decreased 43% to $4,000 in the 2005 first quarter from $7,000 in the 2004 first quarter. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses.

OPERATING EXPENSES

There were no research and development expenses in the 2005 or the 2004 first quarter. No research or development projects were undertaken during the 2004 first quarter. During the 2005 first quarter, we continued development of a configurable 837 standard output engine project and capitalized development costs of $31,000.

Selling, general and administrative expenses were $202,000 in the 2005 first quarter, compared with $267,000 in the 2004 first quarter, a decrease of 24%. The reduction is a result of cost containment measures including staff reductions and other cost containment measures.

OTHER INCOME (EXPENSE)

Interest expense of $10,000 was incurred in the 2005 first quarter on financing fees and affiliate debt compared with $5,000 in the 2004 first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $32,000 in the 2005 first quarter was primarily related to net operating losses of $92,000, less depreciation of $10,000 and changes in working capital of $50,000. Net cash used in operating activities of $109,000 in the 2004 first quarter was primarily related to net operating losses of $197,000, less depreciation of $11,000 and changes in working capital of $77,000.

Net cash used in investing activities in the 2005 first quarter was $31,000 related to the cost of software development capitalized during the year. Net cash used in investing activities in the 2004 first quarter was $9,000 related to leasehold improvements made during the quarter.

Net cash provided by financing activities in the 2005 first quarter was $81,000 of which $100,000 was related to the issuance of common stock offset by $19,000 related to repayment of related party debt. Net cash provided by financing activities in the 2004 first quarter was $100,000 related to the conversion of warrants into common stock.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10-QSB and in other SEC filings by the Company contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company’s Annual

Report on Form 10-KSB which was filed with the Securities and Exchange Commission on March 16, 2005. No assurance can be given that future results covered by the forward-looking statements will be achieved.

ITEM 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended March 31, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Part I, Item 1, Note 4 for a description of equity securities sold by the Company during the period covered by this Report that were not registered under the Act.

ITEM 6. Exhibits

The following exhibits are filed herewith:

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

April 22, 2005

By:	/s/ Don Crosbie

Don Crosbie
President and
Chief Executive Officer, on
behalf of the Registrant

April 22, 2005

By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer