Form 10QSB
period 2005-06-30
CLAIMSNET COM INC
filed 2005-07-26
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

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

972-458-1701
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,976,180 shares outstanding as of July 22, 2005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2005 and 2004, and for the Six Months Ended June 30, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2004 (audited) and the Six Months Ended June 30, 2005 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2004

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS
Form of Promissory Note
Certification of Don Crosbie
Certification of Laura M. Bray
Certification Pursuant to Section 906
Certifcation Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and equivalents	$—	$68
Accounts receivable, net of allowance for doubtful accounts of $4 and $5, respectively	189	170
Prepaid expenses and other current assets	35	22

Total current assets	224	260

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,078	1,078
Software development costs	2,033	1,982
Furniture and fixtures	31	31
Office equipment	25	25
Leasehold improvements	35	35

	3,202	3,151
Accumulated depreciation and amortization	(3,097)	(3,078)

Total equipment, fixtures and software	105	73

TOTAL ASSETS	$329	$333

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$157	$91
Accrued payroll and other current liabilities	130	150
Deferred revenues	165	179
Notes payable to related parties — short term	75	94
Notes payable — short term	25	25

Total current liabilities	552	539

LONG TERM LIABILITIES
Notes payable to related parties — long term	200	200
Notes payable — long term	200	200

Total long term liabilities	400	400

Total liabilities	952	939

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 4,000,000 shares authorized; 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding as of June 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,976,180 shares and 25,226,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	26	25
Additional capital	43,154	42,985
Accumulated deficit	(43,803)	(43,616)

Total stockholders’ deficit	(623)	(606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$329	$333

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES	$326	$225	$614	$440

COST OF REVENUES	203	168	371	308

GROSS PROFIT	123	57	243	132

OPERATING EXPENSES
Selling, general and administrative	208	269	410	536

Total operating expenses	208	269	410	536

LOSS FROM OPERATIONS	(85)	(212)	(167)	(404)

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	—	91	—	91
Interest expense — related parties	(5)	(4)	(10)	(8)
Interest expense — other	(5)	(1)	(10)	(2)

Total other income (expense)	(10)	86	(20)	81

NET LOSS	$(95)	$(126)	$(187)	$(323)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	25,751	24,182	25,645	23,795

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2004 (audited) and the Six Months Ended June 30, 2005 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at January 1, 2004	1	$—	23,201	$23	$42,582	$(42,959)	$(354)

Issuance of common stock in payment of notes payable and accrued interest — related party	—	—	25	—	5	—	5

Warrants exercised for common stock	—	—	2,000	2	398	—	400

Net loss	—	—	—	—	—	(657)	(657)

Balances at December 31, 2004	1	—	25,226	25	42,985	(43,616)	(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(187)	(187)

Balances at June 30, 2005	1	$—	25,976	$26	$43,154	$(43,803)	$(623)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(187)	$(323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	22
Provision for doubtful accounts	4	—
Gain on settlement of liabilities	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	(23)	12
Prepaid expenses and other current assets	(13)	26
Current liabilities	33	8

Net cash used in operating activities	(168)	(346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9)
Capitalized software development costs	(51)	—

Net cash used in investing activities	(51)	(9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	—	20
Payment of notes payable to related parties	(19)	—
Proceeds from issuance of common stock	100	300
Proceeds from exercise of stock warrants	70	—

Net cash provided by financing activities	151	320

NET DECREASE IN CASH AND EQUIVALENTS	(68)	(35)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	68	66

CASH AND EQUIVALENTS, END OF PERIOD	$—	$31

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of common stock	$—	$5

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	REVENUE RECOGNITION

The Company generally enters into service agreements with its customers to provide access to its hosted software platform for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of its software at any time during or at the end of the agreements. The end users of the Company’s software application access its hosted software platform or privately hosted versions of its software application via the internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to its servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. The Company currently uses an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

4.	SALE OF COMMON STOCK

In January 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2005 beneficially owned 1,081,603 shares of the Company’s common stock, representing 4.3% of the Company’s then issued and outstanding common stock, purchased 400,000 shares of the Company’s common stock and tendered payment in the amount of $100,000 ($0.25 per share). In May and June 2005, NFC exercised previously issued warrants to purchase 350,000 shares of the Company’s common stock at $0.20 per share or an aggregate amount of $70,000. The offer and sale of the securities in each of these transactions referenced in the previous sentence was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and the rules promulgated thereunder. NFC provided representations to us that it is an “accredited investor,” as defined in Rule 501 under the Act, as well as highly sophisticated.

5.	STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. No employee stock based awards were issued during the six months ended June 30, 2005. The Company recorded no compensation expense associated with options issued to employees during the three or six months ended June 30, 2004. The Company’s calculations for employee grants were made using a Black-Scholes model using the following assumptions:

2004
Expected life	10 years
Risk free rate	3.84%
Dividends	None
Volatility	1.78

If the computed values of all the Company’s stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” net loss would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(95)	$(126)	$(187)	$(323)
Stock-based compensation expense:
Included in reported net loss	—	—	—	—
Determined using the fair value method	(70)	(60)	(135)	(105)

Pro forma net loss	$(165)	$(186)	$(322)	$(428)

Net loss per share — basic and diluted
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Pro forma	$(0.01)	$(0.01)	$(0.01)	$(0.02)

6.	SUBSEQUENT EVENTS

On July 22, 2005, the Company entered into an unsecured short-term loan agreement with NFC pursuant to which NFC loaned the Company an aggregate amount of $40,000. The principal amount plus interest, at 8% per annum on the unpaid principal, is due on demand.

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

IN GENERAL

As of June 30, 2005, we had a working capital deficit of $(328,000) and stockholders’ deficit of $(623,000). We generated revenues of $614,000 for the six months ended June 30, 2005 and $440,000 for the six months ended June 30, 2004. We have incurred net losses since inception and had an accumulated deficit of $(43,803,000) at June 30, 2005. We expect to continue to operate at a loss for the near future.

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

In May and June 2005, NFC exercised previously issued warrants to purchase 350,000 shares of our common stock at $0.20 per share or an aggregate amount of $70,000.

The above sales of securities to NFC did not involve the use of an underwriter and no commissions were paid in connection with these sales of securities. The certificates evidencing the shares of common stock issued to NFC were appropriately legended as unregistered shares.

Each offer and sale of securities to NFC was exempt from registration under the Securities Act of 1933 (the “Act”) by virtue of Section 4(2) thereof and the rules promulgated thereunder. NFC provided representations to us that it is an “accredited investor,” as defined in Rule 501 under the Act, as well as highly sophisticated.

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

Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. We expect most of our revenues to be recurring in nature.

Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2004

REVENUES

Revenues for the three months ended June 30, 2005 (the “2005 second quarter”) were $326,000 compared to $225,000 for the three months ended June 30, 2004 (the “2004 second quarter”), representing an increase of 45%. Revenues for the 2005 second quarter from recurring revenue sources totaled $323,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. Revenues for the 2004 second quarter from recurring revenue sources totaled $219,000 and represented 97% of total revenues. Revenues from non-recurring sources totaled $6,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

Revenues for the six months ended June 30, 2005 (the “2005 first half”) were $614,000 compared to $440,000 for the six months ended June 30, 2004 (the “2004 first half”), representing an increase of 40%. Revenues for the 2005 first half from recurring revenue sources totaled $606,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $8,000 and were related to support and other fees. Revenues for the 2004 first half from recurring revenue sources totaled $423,000 and represented 96% of total revenues. Revenues from non-recurring sources totaled $17,000 and were related to support and other fees. The increase in revenues for the six month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES

Cost of revenues for the 2005 second quarter was $203,000, compared with $168,000 for the 2004 second quarter, representing an increase of 21%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased 6% to $17,000 for the 2005 second quarter compared with $16,000 for the 2004 second quarter. Transaction processing expenses were $45,000 for the 2005 second quarter compared to $9,000 in the 2004 second quarter. Customer support operations expense were $136,000 for the 2005 second quarter compared to $135,000 for the 2004 second quarter. The increases in third party transaction processing expenses and customer support operations expense were primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses decreased to $5,000 for the 2005 second quarter from $8,000 for the 2004 second quarter.

Cost of revenues for the 2005 first half was $371,000, compared with $308,000 for the 2004 first half, representing an increase of 20%. Data center expenses increased 10% to $34,000 for the 2005 first half compared with $31,000 for the 2004 first half. Transaction processing expenses increased to $69,000 for the 2005 first half compared to $9,000 for the 2004 first half. Customer support operations expense were $259,000 for the 2005 first half compared to $252,000 for the 2004 first half. The increases in third party transaction processing expenses and customer support operations expense were primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses decreased to $9,000 for the 2005 first half from $16,000 for the 2004 first half.

OPERATING EXPENSES

There were no research and development expenses for 2005 or 2004. Research and development expenses are comprised of personnel costs and related expenses. During the 2005 first quarter, we began development of a HIPAA remediation project and capitalized development costs of $20,000 and $51,000 during the 2005 second quarter and 2005 first half, respectively. No costs were capitalized in 2004.

Selling, general and administrative expenses for the 2005 second quarter were $208,000 compared with $269,000 for the 2004 second quarter, a decrease of 23%, and $410,000 for the 2005 first half, compared with $536,000 for the 2004 first half, a decrease of 24%. The reductions are a result of cost containment measures including staff reductions.

OTHER INCOME (EXPENSE)

Interest expense of $10,000 and $20,000 was incurred for the 2005 second quarter and 2005 first half, respectively, on financing fees and affiliate debt compared with $5,000 and $10,000 for the 2004 second quarter and 2004 first half, respectively. A $91,000 gain on settlement of liabilities was recognized during the 2004 first half related to a settlement agreement with a nonaffiliated creditor; such agreement being consummated during May 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $168,000 for the 2005 first half was primarily related to net loss of $187,000, less depreciation of $18,000 and provision for doubtful accounts of $4,000, offset by changes in working capital of $3,000. Net cash used in operating activities of $346,000 for the 2004 first half was primarily related to net loss of $323,000, less depreciation of $22,000 and changes in working capital of $46,000, offset by a non-cash gain of $91,000 from settlement of liabilities.

Net cash used in investing activities for the 2005 first half was $51,000 related to the cost of software development capitalized during the period compared with $9,000 for the 2004 first half related to the cost of leasehold improvements made during the period.

Net cash provided by financing activities in the 2005 first half was $151,000, of which $100,000 was related to the issuance of common stock and $70,000 related to proceeds from the exercise of stock warrants, offset by $19,000 used to repay debt. Net cash provided by financing activities in the 2004 first half was $320,000, of which $300,000 was related to the issuance of common stock and $20,000 related to proceeds from debt financing.

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

Information contained or incorporated by reference in this quarterly report on Form 10-QSB and in other SEC filings by the Company contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission on March 16, 2005. No assurance can be given that future results covered by the forward-looking statements will be achieved.

ITEM 3. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended June 30, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Part I, Item 1, Note 4 for a description of equity securities sold by the Company during the period covered by this Report that were not registered under the Act.

ITEM 5. Other Information

See Part I, Item 1, Note 6 for a description of a promissory note that the Company entered into with NFC in July 2005.

ITEM 6. Exhibits

The following exhibits are filed herewith:

10.1	Form of Promissory Note

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

July 26, 2005

By:	/s/ Don Crosbie

Don Crosbie
President and
Chief Executive Officer, on
behalf of the Registrant

July 26, 2005

By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer