Form 10QSB
period 2005-09-30
CLAIMSNET COM INC
filed 2005-10-25
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,976,180 shares outstanding as of October 21, 2005.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2005 and 2004, and for the Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2004 (audited) and the Nine Months Ended September 30, 2005 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS
Certification of Don Crosbie
Certification of Laura M. Bray
Certification of Don Crosbie Pursuant to Section 906
Certification of Laura M. Bray Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$33	$68
Accounts receivable, net of allowance for doubtful accounts of $2 and $5, respectively	181	170
Prepaid expenses and other current assets	42	22

Total current assets	256	260

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,078	1,078
Software development costs	2,039	1,982
Furniture and fixtures	31	31
Office equipment	25	25
Leasehold improvements	35	35

	3,208	3,151
Accumulated depreciation and amortization	(3,110)	(3,078)

Total equipment, fixtures and software	98	73

TOTAL ASSETS	$354	$333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$162	$91
Accrued payroll and other current liabilities	148	150
Deferred revenues	147	179
Notes payable to related parties – short term	132	94
Notes payable – short term	36	25

Total current liabilities	625	539
LONG TERM LIABILITIES
Notes payable to related parties – long term	200	200
Notes payable – long term	200	200

Total long term liabilities	400	400

Total liabilities	1,025	939

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 4,000,000 shares authorized; 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,976,180 shares and 25,226,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	26	25
Additional capital	43,154	42,985
Accumulated deficit	(43,851)	(43,616)

Total stockholders’ deficit	(671)	(606)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$354	$333

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES	$329	$291	$943	$731

COST OF REVENUES	212	184	583	492

GROSS PROFIT	117	107	360	239

OPERATING EXPENSES
Selling, general and administrative	153	258	563	795

Total operating expenses	153	258	563	795

LOSS FROM OPERATIONS	(36)	(151)	(203)	(556)

OTHER INCOME (EXPENSE)
Gain on settlement of liabilities	—	—	—	91
Interest expense — related parties	(6)	(4)	(16)	(12)
Interest expense — other	(6)	(1)	(16)	(3)

Total other income (expense)	(12)	(5)	(32)	76

NET LOSS	$(48)	$(156)	$(235)	$(480)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	25,976	25,014	25,756	24,204

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2004 (audited) and the Nine Months Ended September 30, 2005 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at January 1, 2004	1	$—	23,201	$23	$42,582	$(42,959)	$(354)

Issuance of common stock in payment of notes payable and accrued interest — related party	—	—	25	—	5	—	5

Warrants exercised for common stock	—	—	2,000	2	398	—	400
Net loss	—	—	—	—	—	(657)	(657)

Balances at December 31, 2004	1	—	25,226	25	42,985	(43,616)	(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(235)	(235)

Balances at September 30, 2005	1	$—	25,976	$26	$43,154	$(43,851)	$(671)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235)	$(480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	32
Provision for doubtful accounts	6	(3)
Gain on settlement of liabilities	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	(17)	(46)
Prepaid expenses and other current assets	(20)	3
Current liabilities	37	61

Net cash used in operating activities	(197)	(524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9)
Capitalized software development costs	(57)	(2)

Net cash used in investing activities	(57)	(11)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	12	50
Proceeds from notes payable to related parties	57	70
Payment of notes payable	(1)	—
Payment of notes payable to related parties	(19)	—
Proceeds from issuance of common stock	100	400
Proceeds from exercise of stock warrants	70	—

Net cash provided by financing activities	219	520

NET DECREASE IN CASH AND EQUIVALENTS	(35)	(15)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	68	66

CASH AND EQUIVALENTS, END OF PERIOD	$33	$51

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of common stock	$—	$5

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of September 30, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.

2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. No employee stock based awards were issued during the nine months ended September 30, 2005. The Company recorded no compensation expense associated with options issued to employees during the three or nine months ended September 30, 2004. The Company’s calculations for employee grants were made using a Black-Scholes model using the following assumptions:

2004
Expected life	10 years
Risk free rate	3.84%
Dividends	None
Volatility	1.78
If the computed values of all the Company’s stock based awards were calculated and expensed (over the vesting period of the awards) using the fair value method specified under SFAS 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” net loss would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(48)	$(156)	$(235)	$(480)
Stock-based compensation expense:
Included in reported net loss	—	—	—	—
Determined using the fair value method	(70)	(60)	(205)	(165)

Pro forma net loss	$(118)	$(216)	$(440)	$(645)

Net loss per share – basic and diluted
As reported	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Pro forma	$(0.00)	$(0.01)	$(0.02)	$(0.03)
6.	SUBSEQUENT EVENTS

On October 3, 2005, the Company granted employees options under its 1997 Stock Option Plan to purchase an aggregate of 500,000 shares of common stock. The options contain an exercise price of $0.13 per share, the market price on the date of grant, expire on the tenth anniversary of the grant, and vest ratably over three years.

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
IN GENERAL
As of September 30, 2005, we had a working capital deficit of $(369,000) and stockholders’ deficit of $(671,000). We generated revenues of $943,000 for the nine months ended September 30, 2005 and $731,000 for the nine months ended September 30, 2004. We have incurred net losses since inception and had an accumulated deficit of $(43,851,000) at September 30, 2005. We expect to continue to operate at a loss for the near future.
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
RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004
REVENUES
Revenues for the three months ended September 30, 2005 (the “2005 third quarter”) were $329,000 compared to $291,000 for the three months ended September 30, 2004 (the “2004 third quarter”), representing an increase of 13%. Revenues for the 2005 third quarter from recurring revenue sources totaled $326,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. Revenues for the 2004 third quarter from recurring revenue sources totaled $273,000 and represented 94% of total revenues. Revenues from non-recurring sources totaled $18,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.
Revenues for the nine months ended September 30, 2005 (the “2005 nine months”) were $943,000 compared to $731,000 for the nine months ended September 30, 2004 (the “2004 nine months”), representing an increase of 29%. Revenues for the 2005 nine months from recurring revenue sources totaled $933,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $10,000 and were related to support and other fees. Revenues for the 2004 nine months from recurring revenue sources totaled $696,000 and represented 95% of total revenues. Revenues from non-recurring sources totaled $35,000 and were related to support and other fees. The increase in revenues for the six month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES
Cost of revenues for the 2005 third quarter was $212,000, compared with $184,000 for the 2004 third quarter, representing an increase of 15%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased 13% to $17,000 for the 2005 third quarter compared with $15,000 for the 2004 third quarter. Transaction processing expenses were $61,000 for the 2005 third quarter compared to $21,000 in the 2004 third quarter. Customer support operations expenses were $125,000 for the 2005 third quarter compared to $140,000 for the 2004 third quarter. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operations expense decreased due to a reduction in personnel. Software amortization and development project amortization expenses increased to $9,000 for the 2005 third quarter from $8,000 for the 2004 third quarter.
Cost of revenues for the 2005 nine months was $583,000, compared with $492,000 for the 2004 nine months, representing an increase of 18%. Data center expenses increased 11% to $51,000 for the 2005 nine months compared with $46,000 for the 2004 nine months. Transaction processing expenses increased to $130,000 for the 2005 nine months compared to $30,000 for the 2004 nine months. Customer support operations expense were $385,000 for the 2005 nine months compared to $392,000 for the 2004 nine months. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operations expense decreased due to a reduction in personnel. Software amortization and development project amortization expenses decreased to $17,000 for the 2005 nine months from $24,000 for the 2004 nine months.
OPERATING EXPENSES
There were no research and development expenses for 2005 or 2004. Research and development expenses are comprised of personnel costs and related expenses. During the 2005 first quarter, we began development of several HIPAA related projects and capitalized development costs of $6,000 and $57,000 during the 2005 third quarter and 2005 nine months, respectively. In September 2004, we began development of a configurable 837 standard output engine project and capitalized development costs of $2,000 during the 2004 third quarter and 2004 nine months.
Selling, general and administrative expenses for the 2005 third quarter were $153,000 compared with $258,000 for the 2004 third quarter, a decrease of 41%, and $563,000 for the 2005 nine months, compared with $795,000 for the 2004 nine months, a decrease of 29%. The reductions are a result of cost containment measures including staff reductions.
OTHER INCOME (EXPENSE)
Interest expense of $12,000 and $32,000 was incurred for the 2005 third quarter and 2005 nine months, respectively, on financing fees on debt compared with $5,000 and $15,000 for the 2004 third quarter and 2004 nine months, respectively. A $91,000 gain on settlement of liabilities was recognized during the 2004 nine months related to a settlement agreement with a nonaffiliated creditor; such agreement being consummated during May 2004.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $197,000 for the 2005 nine months was primarily related to net loss of $235,000, less depreciation of $32,000 and provision for doubtful accounts of $6,000. Net cash used in operating activities of $524,000 for the 2004 nine months was primarily related to net loss of $480,000, less depreciation of $32,000 and changes in working capital of $15,000, offset by a non-cash gain of $91,000 from settlement of liabilities.
Net cash used in investing activities for the 2005 nine months was $57,000 related to the cost of software development capitalized during the period compared with $11,000 for the 2004 nine months related to the cost of software development capitalized during the year of $2,000 plus the purchase of computer hardware of $1,000 and leasehold improvements of $8,000.
Net cash provided by financing activities in the 2005 nine months was $219,000, of which $100,000 was related to the issuance of common stock, $70,000 related to proceeds from the exercise of stock warrants, and $69,000 related to proceeds form debt financing offset by $20,000 used to repay debt. Net cash provided by financing activities in the 2004 nine months was $520,000, of which $400,000 was related to the issuance of common stock and $120,000 related to proceeds from debt financing.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2005. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
Information contained or incorporated by reference in this quarterly report on Form 10-QSB and in other Securities and Exchange Commission filings by the Company contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 which was filed with the Securities and Exchange Commission on March 16, 2005. No assurance can be given that future results covered by the forward-looking statements will be achieved.
ITEM 3. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended September 30, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
CLAIMSNET.COM INC.
(Registrant)
October 25, 2005

By:	/s/ Don Crosbie
Don Crosbie
President and Chief Executive Officer
October 25, 2005

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer