Form 10KSB
period 2005-12-31
CLAIMSNET COM INC
filed 2006-02-16
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
001-14665
COMMISSION FILE NUMBER
CLAIMSNET.COM INC.
(Name of small business issuer in its charter)

Delaware	75-2649230

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14860 Montfort Dr., Suite 250
Dallas, Texas	75254

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: 972-458-1701
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for the year ended December 31, 2005: $1,266,000.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant, based on the average of bid and ask price of $0.13 on the OTC Bulletin Board stock market on February 8, 2006, was $3,376,903.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 25,976,180 shares outstanding as of February 16, 2006.
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
ITEM 1. DESCRIPTION OF BUSINESS.
Claimsnet.com inc. is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last nine years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our system improves both the ease of data exchange as well as the quality of the data being exchanged, allowing the users to realize an increase in electronic transaction and cost improvements from better data. We accomplish this by allowing healthcare providers, Electronic Data Interchange (EDI) vendors, and trading partners to download healthcare claims interactively on the Internet and electronically transmit the claims to us for pre-processing. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payers’ specific processing requirements. We then electronically transmit pre-processed claims directly or indirectly to medical and dental payers. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).
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
We believe that the services offered by some of our competitors are generally based on legacy mainframe technology, proprietary networks, and proprietary file formats, which limit the ability of those competitors to offer interactive Internet-based processing services on an economical basis.

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
BUSINESS STRATEGY
Our business strategy is as follows:
•	to utilize our technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
•	to market our services directly to the payer community and its trading partners;
•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;
•	to provide total claim management services to payer organizations, including Internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;
•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and
•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.

Our business strategies may not succeed, and we may never achieve our business objectives.
MARKETING EFFORTS
In October 2002 we began to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily payers, third party administrators, and provider networks. This effort resulted in business relationship being established with approximately 50 payers, and forms the base of the growth in our revenue. During 2005, all members of the direct sales team left our company for various reasons and have not been replaced. At this present time we have no direct sales people, as we have continued to focus on reducing losses. However, it is our intention to rebuild a direct sales force during 2006. In the interim, all sales efforts are being handled by our management team.
In support of our marketing strategy, we have been and are presently a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation’s healthcare payers.
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
Our website user interface is structured into three sections: “PUBLIC INTERNET,” “CLIENT EXTRANET” and “PRIVATE INTRANET.” The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements. The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

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
TRAINING AND HARDWARE REQUIREMENTS
The training for our various products and services is included in the initial setup fee. User manuals and reference information are available online through our client extranet to the provider, seven days a week, 24 hours a day. The tutorial and other training documents are always available at our Web home page, the location of which is http://www.claimsnet.com.
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
INTERNET/INTRANET
Our processing configuration requires no electronic claims processing software to reside at the level of the healthcare provider. All editing and formatting takes place at our Internet application server site. All software updates and all format changes are available instantly to all customers.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 18% and 29% of our revenues for 2005 and 2004, respectively, revenues received from another customer represented 27% and 24% of our revenues for 2005 and 2004, respectively, and revenues received from a third customer represented 11% and 4% of our revenues for 2005 and 2004, respectively.
We enter into agreements with our clients. Generally, such agreements protect our intellectual property rights and define the financial terms of our relationship. We require each healthcare provider using our services to enter into an agreement, usually by agreeing to abide by the terms of our standard license agreement via our website. We also enter into agreements with the commercial medical and dental payers or clearinghouses to which we submit processed claims. Generally, such agreements provide for setup fees, recurring flat rate fees, and transaction fees that we receive for certain transactions, and transaction fees that we pay for other transactions.
In September 2000, we entered into an agreement with Synertech Systems, Inc., a premier application service provider and administrative outsourcer for the healthcare industry, to provide Synertech and its customers, primarily payer organizations, with co-branded versions of our claims processing application.
Under an arrangement entered into in September 2000 with ProxyMed, a leading provider of business-to-business healthcare transaction services, we operated a co-branded version of our claims processing application for ProxyMed. This arrangement also provides that we may use ProxyMed’s extensive direct payer connections to submit certain claims to selected payers.

On September 11, 2002, we sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and related revenue streams thereunder to ProxyMed. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed agreed to provide mutual administrative and support services in connection with each other’s customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed with the establishment of a “hot-site” which will permit our software application to run on ProxyMed’s hardware platform to service ProxyMed’s customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application on its “hot-site”.
MARKETING
We began pursuing a two-fold marketing and sales strategy in 2003.
First, we intend to create strategic partnerships with organizations that:
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
We may never secure any additional alliances or joint venture relations, and if we do, such alliances or joint venture relationships may never result in material revenues or be profitable.
Second, we intend to rebuild our direct sales force, and renew an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. Although we do not have a direct sales force at this time, all sales efforts are being handled by our management team. We continue to review and assess these sales and marketing policies to enable us to accelerate revenue growth. However, such efforts may not be successful.
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
All of these companies are considered competitors; however, several of these companies are already our strategic partners for co-branded or private label solutions using our technology.
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

EMPLOYEES
As of December 31, 2005, we had a total of 9 employees, all of which are full-time employees, three of whom were executive officers and six were technical and service personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options and we believe that we have a satisfactory relationship with our employees.

RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OR ABILITY TO CONTINUE AS A GOING CONCERN.
The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2005 and the year then ended has been modified with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
WE HAVE A HISTORY OF NET LOSSES, LIMITED REVENUES, AND WE ANTICIPATE FURTHER LOSSES AND HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2001, 2002, 2003, 2004 and 2005, we incurred net losses of $(5,194,000), $(2,927,000), $(535,000), $(657,000), and $(279,000), respectively. As of December 31, 2001, 2002, 2003, 2004 and 2005, we had working capital deficits of $535,000, $1,238,000, $419,000, $279,000 and $305,000, respectively. We generated revenues of $1,336,000, $1,104,000, $652,000, $1,046,000 and $1,266,000 for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—In General”.
THREE CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES.
Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 18% and 29% of our revenues for 2005 and 2004, respectively, revenues received from another customer represented 27% and 24% of our revenues for 2005 and 2004, respectively, and revenues received from a third customer represented 11% and 4% of our revenues for 2005 and 2004, respectively. Although we have successfully diversified our revenue base over the last three years and our dependence on any one customer has lessened compared to the past, the loss of any one of these customers could have a material adverse effect on our business, prospects, financial condition, and results of operations
WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital and liquidity requirements through December 31, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:
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
BECAUSE OUR OPERATIONS HAVE BEEN LIMITED, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS.
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
WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.
In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive Internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:
•	our ability to satisfy capital requirements in an investment climate that has been more reluctant generally to invest in Internet companies,
•	our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,
•	our ability to introduce new sites, services and products,
•	our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

•	the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,
•	price competition or price increases in our industry,
•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,
•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,
•	the amount of traffic on our Web site,
•	the incurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,
•	our ability to comply with existing and added government regulations such as HIPAA, and
•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.
If we are unable to handle or satisfactorily respond to these factors, the market price of our common stock would likely be materially adversely affected.
OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS.
In 2002, we modified our marketing strategy from heavy reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to payers and healthcare providers to a two-fold approach that also includes a direct sales and marketing campaign to the PPO, HMO, TPA and Medical Insurance Carrier marketplace. To penetrate our market, we will have to exert significant efforts and devote material resources to create awareness of and demand for our products and services. Our strategic partners may not devote significant efforts and resources to, or be successful in, these marketing services. We may never experience material sales of our products and services. Our strategy may never be successful and we may never have adequate resources to support direct marketing of our products and services. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services will have a material adverse effect on our business, prospects, financial condition, and results of operations.
IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS OR MAINTAIN COMPLIANCE WITH REGULATORY REQUIREMENTS.
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
BECAUSE WE DEPEND UPON ONLY TWO SITES FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS.
Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, TX. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Furthermore, we maintain copies of our system and backup copies of our data at off-site locations for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake, terrorist attacks, and similar events. Our proprietary software serving our largest customer currently resides solely on the customer’s servers, in which case we are reliant on the customer to ensure a secure, efficient and uninterrupted operation of computer and communication systems. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.
WE RELY ON INTERNALLY DEVELOPED ADMINISTRATIVE SYSTEMS THAT ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.
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
WE HAVE LIMITED SENIOR MANAGEMENT RESOURCES, AND WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL; WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH WITH OUR LIMITED RESOURCES.
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
BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL.
We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprising of Don Crosbie, our President and Chief Executive Officer, Laura Bray, our Chief Financial Officer, Gary Austin, our Chief Operating Officer, and Scott Spurlock, our Vice President of Development, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.
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
BECAUSE WE ARE NOT CURRENTLY PAYING CASH DIVIDENDS, INVESTORS MAY HAVE TO SELL OUR SHARES IN ORDER TO REALIZE THEIR INVESTMENT.
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
SOME PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BY-LAWS MAY DETER OUR ACQUISITION.
A number of provisions of our certificate of incorporation, as amended, and Delaware law may be deemed to have an anti-takeover effect. Our certificate of incorporation and by-laws provide that our board of directors is divided into two classes serving staggered two-year terms, resulting in approximately one-half of the directors being elected each year and contain other provisions relating to voting and the removal of the officers and directors. Further, our by-laws contain provisions which regulate the introduction of business at annual meetings of our stockholders by other than the board of directors. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, this statute prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
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
ISSUANCE OF NEW SERIES OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES.
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
INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.
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
WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW GENERALLY AND SPECIFICALLY IN THE HEALTH CARE INDUSTRY.
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
WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.
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
WE HAVE NOT COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2005, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.
REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.
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
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We are required to comply with Section 404 effective for the ending December 31, 2007. Our management has not yet begun the necessary processes and procedures for issuing its report on our internal controls.
We expect to devote substantial time and incur substantial costs during fiscal 2006 to implement appropriate controls and procedures to ensure compliance. We cannot, however, be certain that we will be successful in complying with Section 404.
THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.
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
OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD; OUR COMMON STOCK IS SUBJECT TO “PENNY STOCK” RULES.
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
FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of February 16, 2006, we had outstanding 25,976,180 shares of common stock, of which approximately 11,775,000 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of approximately 15,400,000 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.
CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS.
This report contains, and incorporates by reference, forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding our plans and objectives for the future. Forward looking statements sometimes include words such as “anticipate,” “estimate,” “project,” “forecast,” “may,” “intend,” “should,” “could,” “would,” “expect,” “believe” and words of similar meaning. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based on a successful execution of our operational and expansion strategy and are based upon a number of assumptions, including assumptions relating to the growth in the use of the Internet and that there will be no unanticipated material adverse change in our operations or business. These assumptions involve judgments with respect to, among other things, future economic, political, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove inaccurate. The forward-looking statements included, or incorporated by reference, in this report may prove to be inaccurate. In light of the significant uncertainties inherent in these forward-looking statements, you should not regard these statements as representations by us or any other person that we will achieve our objectives and plans.
ITEM 2. DESCRIPTION OF PROPERTY.
We currently sublease 4,703 square feet of office space at a rent of approximately $3,900 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The sublease expires May 31, 2006. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $5,500 per month The Planet Internet Solutions, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on April 30, 2006. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.
PRICE RANGE OF COMMON STOCK
The Common Stock of Claimsnet.com traded on the OTC BB under the symbol “CLAI.OB” and on the Boston Stock Exchange under the trading symbol “CLAI” from March 6, 2002 to August 4, 2003. Since August 5, 2003 the Common Stock of Claimsnet.com has traded only on the OTC BB under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low bid prices, as reported by the OTC BB the period from January 1, 2004 through December 31, 2005:

	HIGH	LOW
2004
Three months ended March 31, 2004	0.490	0.260
Three months ended June 30, 2004	0.380	0.260
Three months ended September 30, 2004	0.400	0.160
Three months ended December 31, 2004	0.300	0.150

2005
Three months ended March 31, 2005	0.230	0.120
Three months ended June 30, 2005	0.200	0.120
Three months ended September 30, 2005	0.150	0.110
Three months ended December 31, 2005	0.190	0.100
All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The high bid for the Common Stock on the OTCBB on February 8, 2006 was $0.13 per share. As of December 31, 2005, there were 114 holders of record of the Common Stock.
DIVIDEND POLICY
We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information required by Item 201(d) of Regulation S-B is disclosed in Item 11.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
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
IN GENERAL
As of December 31, 2005, we had a working capital deficit of $305,000 and stockholders’ deficit of $715,000. We generated revenues of $1,266,000 for the year ended December 31, 2005. We have incurred net losses since inception and had an accumulated deficit of $43,895,000 at December 31, 2005. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2005, net cash used in operating activities was $227,000.
We have been in existence since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased during the year ended December 31, 2004 and December 31, 2005 due to staffing reductions and relocation of our offices and servers to more cost efficient facilities.
We generally enter into services agreements with our customers to provide access to our software application for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The customers either host the application on their own servers or access our hosted software platform via the Internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. We currently use an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.
PRIVATE PLACEMENTS, OPTIONS AND WARRANTS
We have been dependent on issuances of our capital stock to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future. There is no assurance we will be able to obtain such funding.
In May and June 2005, National Financial Corporation (“NFC”), a related entity who, as of January 1, 2006 beneficially owned 1,051,603 shares of our common stock, representing 4% of our then issued and outstanding common stock, exercised previously issued warrants to purchase 350,000 shares of our common stock at $0.20 per share for an aggregate amount of $70,000.

In January 2005, NFC purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share).
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Bulletin (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on our results of operations will be dependent on the number of options granted and the fair value of those options. FASB 123R will be effective for us in 2006.
On December 19, 2005, our board of directors approved the acceleration of vesting of certain unvested equity awards issued to our employees. No stock-based employee compensation cost is reflected in our statement of net loss, as all awards granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.
As of December 19, 2005, we had a total of 5,208,100 employee and director equity awards outstanding, of which 3,441,433 were vested and 1,766,667 were unvested. Our board of directors has authority to accelerate vesting of equity awards. Our board of directors reviewed details regarding the terms, including the exercise price, and number of shares subject to outstanding awards. After conducting this review, on December 19, 2005, our board of directors resolved to immediately vest 1,266,667 of the 1,766,667 previously unvested equity awards, all of which were out-of-the-money (had an exercise price that was greater than the closing price of our common stock on that date). This action was taken in consideration of the interest of our shareholders in not having our earnings impacted by the approximately $173,000 in compensation expense that we would otherwise have recorded over two years beginning in the first quarter of 2006, upon the adoption of FAS 123(R). Our board of directors also considered the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2005 AND 2004
REVENUES
Revenues increased 21% to $1,266,000 in 2005 from $1,046,000 in 2004. The increase in revenues was due to the addition of several large customers offset by a decrease in revenues received from one customer. Revenues received from one customer represented 18% and 29% of our revenues for 2005 and 2004, respectively, revenues received from another customer represented 27% and 24% of our 2005 and 2004 revenues, and revenues received from a third customer represented 11% and 4% of our 2005 and 2004 revenues respectively.
COST OF REVENUES
Cost of revenues were $778,000 in 2005 compared to $663,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $69,000 for the year ended December 31, 2005 compared with $63,000 for 2004, an increase of 10%. Third party transaction processing expenses were $185,000 in 2005 compared to $51,000 in 2004. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense decreased by 6% to $497,000 in 2005 from $530,000 in 2004. Software amortization and development project amortization expenses increased to $27,000 in 2005 compared to $19,000 in 2004, representing a 42% increase. The increase in amortization expenses was primarily attributable to capitalization of new enhancements to our software.
RESEARCH AND DEVELOPMENT
Development efforts during 2005 and 2004 were concentrated on enhancements to assure compliance with HIPAA requirements. Development efforts of $63,000 in 2005 and $5,000 in 2004 were capitalized.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $723,000 in 2005, compared with $1,106,000 in 2004, a decrease of 35%. The $383,000 decrease is primarily related to reduction in personnel and personnel related expenses.
INTEREST INCOME (EXPENSE)
Interest expense was $44,000 for 2005 compared with $25,000 for 2004. Included in the 2005 expense was $23,000 related to interest on notes payable to related parties compared with $17,000 for 2004. Interest expense of $16,000 in 2005 and $6,000 in 2004 related to other notes payable. Interest of $5,000 and $2,000 respectively was paid to vendors in 2005 and 2004 for financing fees.
GAIN ON NEGOTIATED SETTLEMENTS
In May 2004, we entered into a settlement agreement with a creditor, contingent upon us making payment within twenty days of the date of agreement. When we made the agreed payment, the creditor released us from all other liabilities. The agreement entered into required a payment totaling $20,000 to settle certain accounts payable totaling $111,000, resulting in a gain on settlement of liabilities totaling $91,000.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2005, net cash used in operating activities of $227,000 was primarily attributable to a net loss of $279,000, adjusted for depreciation of $45,000, a decrease in deferred revenue of $44,000 and a change in other working capital accounts of $51,000.
For the year ended December 31, 2004, net cash used in operating activities of $718,000 was primarily attributable to a net loss of $657,000, adjusted for a gain on settlement of liabilities of $91,000, depreciation of $41,000, a decrease in deferred revenue of $30,000 and a change in other working capital accounts of $19,000.
Net cash used in investing activities was $63,000 in 2005, attributable to capitalized software development costs.

Net cash used in investing activities was $14,000 in 2004, attributable to $9,000 for the purchase of equipment and leasehold improvements and $5,000 for capitalized software development costs.
Net cash provided by financing activities in 2005 was $250,000 as a result of the private placement of common stock for net proceeds of $100,000, exercise of stock warrants for net proceeds of $70,000 and proceeds of $169,000 from debt financing, offset by $89,000 used to repay debt.
Net cash provided by financing activities in 2004 was $734,000 as a result of the exercise of stock warrants for net proceeds of $400,000 and proceeds of $420,000 from debt financing, offset by $86,000 used to repay debt.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments including the foregoing exercise of warrants by Elmira, our principal shareholder, may not be sufficient to satisfy our capital requirements through December 31, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 25 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a stockholders’ deficit at December 31, 2005. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Whitley Penn
Dallas, Texas
January 20, 2006

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Data)

December 31,
2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$28
Accounts receivable, net of allowance for doubtful accounts of $2	161
Prepaid expenses and other current assets	28

Total current assets	217

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,078
Software development costs	2,045
Furniture and fixtures	31
Office equipment	25
Leasehold improvements	35

3,214
Accumulated depreciation and amortization	(3,124)

Total equipment, fixtures and software, net	90

TOTAL ASSETS	$307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$165
Accrued payroll and other current liabilities	124
Deferred revenues	134
Notes payable to related parties — short term	75
Notes payable — short term	24

Total current liabilities	522
LONG TERM LIABILITIES
Convertible notes payable to related parties — long term	300
Convertible notes payable — long term	200

Total long term liabilities	500

Total liabilities	1,022

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,976,180 shares issued and outstanding	26
Additional capital	43,154
Accumulated deficit	(43,895)

Total stockholders’ deficit	(715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$307

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004
REVENUES	$1,266	$1,046

COST OF REVENUES	778	663

GROSS PROFIT	488	383

OPERATING EXPENSES:
Selling, general and administrative	723	1,106

LOSS FROM OPERATIONS	(235)	(723)

OTHER INCOME (EXPENSE):
Interest expense-related parties	(23)	(17)
Interest expense-other	(21)	(8)
Gain on negotiated settlements of liabilities	—	91

Total other income (expense), net	(44)	66

NET LOSS	$(279)	$(657)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	25,812	24,461

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(In Thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholder’s
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at January 1, 2004	1	—	23,201	23	42,582	(42,959)	(354)

Issuance of common stock in payment of notes payable and accrued interest – related party	—	—	25	—	5	—	5

Warrants exercised for common stock	—	—	2,000	2	398	—	400

Net loss	—	—	—	—	—	(657)	(657)

Balances at December 31, 2004	1	$—	25,226	$25	$42,985	$(43,616)	$(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(279)	(279)

Balances at December 31, 2005	1	$—	25,976	$26	$43,154	$(43,895)	$(715)

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279)	$(657)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	45	41
Provision for doubtful accounts	8	—
Gain on negotiated settlement of liabilities	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	1	(56)
Prepaid expenses and other current assets	(6)	34
Accounts payable, accrued payroll and other current liabilities	48	41
Deferred revenues	(44)	(30)

Net cash used in operating activities	(227)	(718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	—	(9)
Capitalized software development costs	(63)	(5)

Net cash used in investing activities	(63)	(14)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	12	200
Proceeds from notes payable – related parties	157	220
Payments of notes payable	(13)	—
Payments of notes payable – related parties	(76)	(86)
Proceeds from issuance of common stock	100	—
Proceeds from exercise of common stock warrants	70	400

Net cash provided by financing activities	250	734

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(40)	2
CASH AND EQUIVALENTS, BEGINNING OF YEAR	68	66

CASH AND EQUIVALENTS, END OF YEAR	$28	$68

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6	$13

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of common stock	$—	$5

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
NOTE A—ORGANIZATION, BACKGROUND AND LIQUIDITY
Claimsnet.com inc. (“Claimsnet.com” or the “Company”) is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.
During 2004, the Company issued 2,000,000 shares of common stock to accredited investors at $.20 per share upon exercise of previously issued warrants, and issued 25,000 shares of common stock to a related entity in retirement of an aggregate of $1,000 unsecured short-term loan plus accrued interest at 9.5%. During 2004, the Company borrowed an aggregate of $20,000 pursuant to an unsecured short-term loan agreement with NFC, a related entity, and repaid NFC an aggregate of $86,000 plus accrued interest at 9.5%. During 2004, the Company borrowed an aggregate of $200,000 pursuant to convertible long-term loan agreements, and an aggregate of $200,000 pursuant to convertible long-term loan agreements with Elmira, a related entity.
During 2005, the Company issued 350,000 shares of common stock to NFC, a related entity, at $.20 per share upon exercise of previously issued warrants, and issued 400,000 shares of common stock to NFC for net proceeds of $100,000. During 2005, the Company borrowed an aggregate of $57,000 pursuant to an unsecured short-term loan agreement with NFC and repaid NFC an aggregate of $57,000 plus accrued interest at 8%. During 2005, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with NFC, a related entity.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2005, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through December 31, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. There were no uninsured deposits at December 31, 2005 or 2004.

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
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $59,000 were capitalized in 2005. Software development costs of $27,000 and $17,000 were amortized in 2005 and 2004, respectively. There was no amortization expense related to software development costs capitalized during the year ended December 31, 2005 totaling $4,000 due to the future release dates of the new software. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets which range from three to seven years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $18,000 and $23,000 in 2005 and 2004, respectively.
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
LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, options and warrants totaling approximately 9,360,100 and 11,433,385 shares at December 31, 2005 and 2004, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company’s comprehensive net loss is equal to its net loss for both years presented.
STOCK-BASED COMPENSATION
The Company accounts for employee stock awards in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under APB 25, the Company recognizes no compensation expense related to employee stock awards when awards are granted with exercise prices equal to the estimated fair value of the stock on the date of grant. The Company provides the supplemental disclosures required by Statement of Financial Accounting Standard No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended by SFAS No 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” for equity instruments granted to non-employees.
On December 19, 2005, the Board of Directors of the Company approved the acceleration of vesting of certain unvested equity awards issued to its employees. No stock-based employee compensation cost is reflected in the Company’s statement of net loss, as all awards granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.
As of December 19, 2005, the Company had a total of 5,208,100 employee and director equity awards outstanding, of which 3,441,433 were vested and 1,766,667 were unvested. The Board of Directors has authority to accelerate vesting of equity awards. The Board of Directors reviewed details regarding the terms, including the exercise price, and number of shares subject to outstanding awards. After conducting this review, on December 19, 2005, the Board of Directors resolved to immediately vest 1,266,667 of the 1,766,667 previously unvested equity awards, all of which were out-of-the-money (had an exercise price that was greater than the closing price of the Company’s common stock on that date). This action was taken in consideration of the interest of the Company’s shareholders in not having the Company ‘s earnings impacted by the approximately $173,000 in compensation expense that the Company would otherwise have recorded over two years beginning in the first quarter of 2006, upon the adoption of FAS 123(R). The Board of Directors also considered the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees.
SFAS 123, as amended, requires the disclosure of pro forma net loss and net loss per share as if the Company applied the fair value method. The Company’s computations for employee grants were made using a Black-Scholes model using the following assumptions: 2004- expected life of ten years; weighted average risk free rate of 4.0%; no dividends during the expected life; and a weighted average volatility of 150%.
If the computed fair values of all the Company’s stock based awards were amortized to expense over the vesting period of the awards as specified under SFAS 123, as amended, net loss would have been:

	Year Ended December 31,
	2005	2004
Net loss (thousands)
As reported	$279	$657
Add: Stock-based compensation expense included in net loss	—	—
Deduct: Stock-based compensation expense determined under the fair value based method	506	236

Pro forma	$785	$893

Loss per share
As reported	$0.01	$0.03
Pro forma net loss	$0.03	$0.04

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SEGMENT REPORTING
The Company operated during the two years presented in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues from three customers represented a significant portion of the Company’s total revenues during 2005 and 2004. Revenues received from one customer represented 18% and 29% of our revenues for 2005 and 2004, respectively, revenues received from another customer represented 27% and 24% of our 2005 and 2004 revenues, and revenues received from a third customer represented 11% and 4% of our 2005 and 2004 revenues respectively.
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2005, the Company had five customers that made up 75% of the outstanding accounts receivable balance. At December 31, 2004, the Company had four customers that made up 80% of the outstanding accounts receivable balance.
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
ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $12,000 and $46,000 were incurred for the years ended December 31, 2005 and 2004, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which is a revision of SFAS 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25’s intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, SFAS 123R will be effective in 2006.

NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2005 and 2004.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Benefit computed at federal statutory rate	$(95)	$(223)
Permanent differences	20	30
State income tax benefit, net of federal tax effect at state statutory rate	(8)	(20)
Increase in valuation reserve	141	130
Change in prior year estimate	(58)	83
Other	—	—

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$15,567	$15,431
Fixed assets	10	—
Allowance for doubtful accounts	1	2
Deferred revenue	49	66
Other	28	27

Total deferred tax assets	15,655	15,526
Valuation allowance for deferred tax assets	(15,655)	(15,514)

	—	12
Deferred tax liabilities:
Fixed assets	—	(12)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

NOTE D—INCOME TAXES (CONTINUED)
At December 31, 2005, the Company has approximately $41,243,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $8,656,000 of state net operating losses as of December 31, 2005.
As a result of stock issued during 2002, 2003, 2004 and 2005, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.
NOTE E—RELATED PARTY TRANSACTIONS
In November 2005, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with National Financial Corporation (“NFC”), a related party.
In November 2005, upon the demand of a 5% shareholder, the Company repaid principal on an outstanding note in the aggregate amount of $19,000 plus accrued interest thereon.
In September 2005, the Company entered into an unsecured loan agreement in the amount of $17,000 pursuant to an unsecured short-term loan agreement with NFC. In November 2005, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $17,000 plus accrued interest thereon.
In July 2005, the Company entered into an unsecured loan agreement in the amount of $40,000 pursuant to an unsecured short-term loan agreement with NFC. In November 2005, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $40,000 plus accrued interest thereon.
In May and June 2005, NFC exercised previously issued warrants to purchase 350,000 shares of our common stock at $0.20 per share for an aggregate amount of $70,000.
In January 2005, NFC purchased 400,000 shares of our common stock and tendered payment in the amount of $100,000 ($0.25 per share).
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
NOTE F—STOCKHOLDERS’ DEFICIT
In May and June 2005, National Financial Corporation (“NFC”), a related entity, exercised previously issued warrants to purchase 350,000 shares of the Company’s common stock at $0.20 per share for an aggregate amount of $70,000.
In January 2005, NFC purchased 400,000 shares of the Company’s common stock and tendered payment in the amount of $100,000 ($0.25 per share).
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
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-January 1, 2004	699,442	$0.30-8.00	$2.04
Granted	500,000	0.35	0.35
Expired	—	—	—

Outstanding options-December 31, 2004	1,199,442	$0.30-8.00	$1.33
Granted	500,000	0.13	0.13
Expired	(792,666)	0.13-8.00	0.79

Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15

Options exercisable-December 31, 2005	906,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2005, had a weighted average remaining contractual life of approximately 7.2 years. No compensation expense has been recognized for options granted to employees in 2005 or 2004. At December 31, 2005, options available for grant under the Company’s 1997 Plan were 425,916, and under the Company’s Directors’ Plan were 336,538.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- January 1, 2004	3,704,943	$0.15-3.00	$0.17
Granted	550,000	0.29	0.29
Expired	(200,000)	0.15	0.15

Outstanding warrants-December 31, 2004	4,054,943	$0.15-3.00	$0.19
Granted	—	—	—
Expired	(1,430,619)	0.15-3.00	0.21

Outstanding warrants-December 31, 2005	2,624,324	$0.15-3.00	$0.18

Warrants exercisable-December 31, 2005	2,624,624	$0.15-3.00	$0.18

Outstanding employee warrants as of December 31, 2005, had a weighted average contractual life of approximately 3.0 years.
NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTE PAYABLE
The following is a summary of notes payable at December 31, 2005:

Note payable to a Director. Principal due on demand; unsecured. Interest payable at 9.5%	$30,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 9.5%	35,000
Note payable to a 5% shareholder. Principal due August 31, 2006; unsecured. Interest payable at 8%	10,000

Notes payable – related party	$75,000

Note payable. Principal due August 31, 2006; unsecured. Interest payable at 8%	$24,000

Notes payable	$24,000

The following is a summary of convertible notes payable at December 31, 2005:

Convertible note to a 5% shareholder. Principal due September 22, 2007; unsecured. Interest payable at 7%	$50,000
Convertible note to a 5% shareholder. Principal due December 28, 2007; unsecured. Interest payable at 7%	150,000
Convertible note. Principal due November 2, 2008; unsecured. Interest payable at 7.5%	100,000

Convertible notes payable – related party	$300,000

Convertible note. Principal due September 21, 2007; unsecured. Interest payable at 7%	$50,000
Convertible note. Principal due October 4, 2007; unsecured. Interest payable at 7%	50,000
Convertible note. Principal due October 5, 2007; unsecured. Interest payable at 7%	100,000

Convertible notes payable	$200,000

Five of the convertible notes bear interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2007. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.40 per share.
The remaining convertible note bears interest at the rate of 7.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share.
The following are the maturities of notes payable for years ended December 31:

2006	$99,000
2007	400,000
2008	100,000

Total	$599,000

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
NOTE J—COMMITMENTS AND CONTINGENCIES
The Company leases office space under a lease agreement that expires on May 31, 2006. Rent expense totaled $46,000 and $47,000 for the years ended December 31, 2005 and 2004, respectively. The Company leases servers and Web server management facilities under an agreement that expires in 2006. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2006. The Company’s aggregate lease and software license commitments are shown below.

Year ended December 31, 2006	$40,000
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE K—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2005, the Company made $5,000 in matching contributions and $2,000 in fee contributions. During 2004, the Company made $7,000 in matching contributions and $3,000 in fee contributions.
NOTE L—FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.
NOTE M—SUBSEQUENT EVENTS
None.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES.
Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended December 31, 2005, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of December 31, 2005 to provide reasonable assurance that material information relating to us is made known to management including the CEO and CFO.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	62	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	48	Chief Financial Officer
Gary J. Austin	61	Chief Operating Officer
Alfred Dubach	58	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	50	Class II Director
Thomas Michel	54	Class II Director
K. Scott Spurlock	38	Vice President of Development
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
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie, Dubach and Black, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2006. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2005 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2005, or written representations that Form 5 was not required for fiscal 2005, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
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
ITEM 10. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2005, 2004, and 2003 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2005.
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

					SECURITIES
					UNDERLYING
				401K	OPTIONS/
NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	MATCH	SARS (#) (1)
Don Crosbie.	2005	$140,000	$—	$1,437	—
President and Chief Executive Officer	2004	145,385	—	1,383	200,000
	2003	140,000	—	—	1,500,000
K. Scott Spurlock	2005	126,865	—	—	—
Vice President of Development	2004	124,615	2,500	—	—
	2003	120,000	1,750	—	400,000

(1)	Includes warrants issued.
The following table provides information on the value of each of the named executive officers’ options at December 31, 2005:
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			NUMBER OF	VALUE OF
			SECURITIES	UNEXERCISED
			UNDERLYING	IN THE MONEY
			UNEXERCISED	OPTIONS/
			OPTIONS/SARS AT	SARS AT
	SHARES		DECEMBER 31, 2005 (#)(1)	DECEMBER 31, 2005 ($)
	ACQUIRED	VALUE
	ON EXERCISE	REALIZED	EXERCISABLE/	EXERCISABLE/
NAME	(#)	($)	UNEXERCISABLE	UNEXERCISABLE
Don Crosbie	—	—	1,900,000 / 0	$323,000/0

(1)	Includes warrants issued.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2005, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2005 there were outstanding options to purchase an aggregate of 25,000 shares at exercise prices ranging from $.30 to $8.00 per share and 336,538 shares remained available for option grants.
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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2005, there were outstanding options to purchase an aggregate of 906,776 shares at exercise prices ranging from $.30 to $8.00 per share and 425,916 shares remain available for option grants.

The following table summarizes the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2005 (none of the options granted have been exercised):

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-January 1, 2004	699,442	$0.30-8.00	$2.04
Granted	500,000	0.35	0.35
Expired	—	—	—

Outstanding options-December 31, 2004	1,199,442	$0.30-8.00	$2.04
Granted	500,000	0.13	0.13
Expired	(792,666)	0.13-8.00	0.79

Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15

Options exercisable-December 31, 2005	906,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2005, had a weighted average remaining contractual life of approximately 7.2 years.
WARRANTS
We have from time to time, issued warrants to its employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- January 1, 2004	3,704,943	$0.15-3.00	$0.17
Granted	550,000	0.29	0.29
Expired	(200,000)	0.15	0.15

Outstanding warrants-December 31, 2004	4,054,943	$0.15-3.00	$0.19
Granted	—	—	—
Expired	(1,430,619)	0.15-3.00	0.21

Outstanding warrants-December 31, 2005	2,624,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2005	2,624,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2005, had a weighted average contractual life of approximately 3.0 years.
No employee options or warrants were exercised during 2005. No options and warrants were granted during 2005 to the individuals set forth in the Summary Compensation Table above.
We account for our stock based awards to employees using the intrinsic value method in accordance with APB 25, “Accounting for Stock Issued to Employees,” and its related interpretations.
DIRECTORS’ LIMITATION OF LIABILITY
Our certificate of incorporation, as amended, and by-laws include provisions to (1) indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law, including circumstances under which indemnification is otherwise discretionary and (2) eliminate the personal liability of directors and officers for monetary damages resulting from breaches of their fiduciary duty, except for liability for breaches of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, violations under Section 174 of the Delaware General

Corporation Law, or for any transaction from which the director derived an improper personal benefit. We believe that these provisions are necessary to attract and retain qualified persons as directors and officers.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of January 6, 2006,
•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding common stock,
•	each director and each of our named executive officers,
•	all our directors and executive officers as a group, and
•	the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.
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

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
Don Crosbie (1)	Common Stock	1,900,000	7.3	5./

Gary Austin (2)	Common Stock	500,000	1.9	1.5

Laura Bray (3)	Common Stock	150,000	*	*

John C. Willems, III (5)	Common Stock	24,277	*	*

Thomas Michel (6)	Common Stock	1,115,000	4.3	3.4
	Series D Preferred Stock	100	13.9
	Series E Preferred Stock	50	100.0

Alfred Dubach (7)	Common Stock	1,220,000	4.7	3.7

Bo W. Lycke (4) (8)	Common Stock	2,581,326	9.9	7.8
4730 Melissa Ln.
Dallas, Texas 75229

Robert H. Brown, Jr. (4) (9)	Common Stock	1,362,354	5.2	4.1
2626 Cole Ave, #400
Dallas, Texas 75204

McKesson Corporation	Common Stock	1,514,285	5.8	4.6
One Post Street
San Francisco, CA 94104

J. R. Schellenberg (4) (10)	Common Stock	1,793,603	6.9	5.5
Kohlrainstrasse 1

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
Kusnacht
Switzerland CH-8700

Elmira United	Common Stock	9,350,000	36.0	28.4
Corporation (11)
Swiss Tower – 16th Floor
Panama
Republic of Panama

New York Ventures (12)	Common Stock	620,000	2.4	1.9
c/o BDO Visura	Series D Preferred Stock	620	86.1
Entfelderstrasse 1 CH-5001 Aarau

All our directors and executive	Common Stock	4,909,277	18.9	14.9
officers as a	Series D Preferred Stock	100	13.9
group (6 persons) (13)	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Consists of 1,900,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Consists of 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Consists of 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(4)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation (based upon the latest information reported to or known by us). Messrs. Lycke and Brown own 71.1% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.

(5)	Consists of 9,277 shares of common stock owned of record by Mr. Willems and 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Common Stock consists of 185,000 shares of common stock owned of record by Mr. Michel, 150,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 780,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Consists of 615,000 of common stock owned of record by Mr. Dubach, and 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(8)	Consists of 1,279,723 shares of common stock owned of record by Mr. Lycke (based upon the latest information reported to or known by us), 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(9)	Consists of 310,751 shares of common stock owned of record by Mr. Brown (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(10)	Consists of 742,000 shares of common stock owned of record by Mr. Schellenberg (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(11)	Consists of 9,350,000 shares of common stock owned of record by Elmira United (based upon the latest information reported to or known by us).

(12)	Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.

(13)	Includes an aggregate of 3,950,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2005, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF	WEIGHTED-	NUMBER OF SECURITIES
	SECURITIES TO BE	AVERAGE	REMAINING AVAILABLE
	ISSUED UPON EXERCISE	EXERCISE PRICE	FOR FUTURE ISSUANCE
	OF OUTSTANDING	OF OUTSTANDING	UNDER EQUITY
	OPTIONS AND	OPTIONS AND	COMPENSATIONS
	WARRANTS	WARRANTS	PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	906,776	$1.15	762,454

Equity Compensations Plans Not Approved By Stockholders**	4,408,324	0.77	—

Total	5,315,100	$0.84	762,454

*	Excludes securities reflected in column (a).

**	Excludes warrants to acquire 3,275,000 shares of common stock at an exercise price of $0.20 per share which were outstanding at December 31, 2005 pursuant to private equity placements.
Equity compensation plans approved by shareholders include the 1997 Stock Option Plan and the Directors’ Plan, as more fully described in Item 10.
Equity compensation plans not approved by shareholders are described below.
In February 2002, we granted executive officers warrants to purchase 35,443 shares of common stock in exchange for voluntary salary reductions, of which 24,324 warrants remain outstanding. The warrants contain an exercise price of $0.35 per share, expire on the tenth anniversary of the grant, and are fully exercisable.
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
In January 2003, we issued warrants to acquire an aggregate of 34,000 shares of common stock to a non-employee for services rendered. The warrants contain an exercise price of $0.25 per share, are fully exercisable, and expire in April 2007.
In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 2,000,000 warrants remain outstanding. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants became one-third exercisable in June 2004 and will become two-thirds exercisable in June 2005 and fully exercisable in June 2006.
In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. These warrants contain an exercise price of $0.15 per share and expire in June 2013. The warrants became 50% exercisable in June 2004 and will become fully exercisable in June 2005.

In September 2004, we issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share, of which 400,000 warrants remain outstanding.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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
During 2003 and 2004, we completed the private placement of 3,825,000 shares of common stock to accredited investors at $0.20 per share for net proceeds of $765,000. In connection with the private placement, we also issued five-year warrants to purchase an aggregate of 3,825,000 shares of common stock at an exercise price of $0.20 per share. The private placement included: (i) 2,125,000 shares of common stock plus warrants to acquire an additional 2,125,000 shares of common stock purchased by Elmira, a principal stockholder, (ii) 350,000 shares of common stock plus warrants to acquire an additional 350,000 shares of common stock purchased by NFC, and (iii) 175,000 shares of common stock plus warrants to acquire an additional 175,000 shares of common stock purchased by Mr. Thomas Michel. Between April 2003 and August 2004, Elmira exercised warrants to acquire an aggregate of 3,875,000 shares of common stock.
During the years ended December 31, 2004 and 2005, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors. In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock at an exercise price of $.15 to two directors as compensation for services outside of their director duties.
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
In May and June 2005, NFC exercised warrants to acquire an aggregate of 350,000 shares of common stock.
In July and September 2005, we entered into an unsecured loan agreement in the amount of $57,000 pursuant to an unsecured short-term loan agreement with NFC. In November 2005, upon the demand of NFC, we repaid principal on the above note in the aggregate amount of $57,000 plus accrued interest thereon.
In November 2005, we borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with NFC.
The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been approved and will be subject to approval by a majority of our independent and disinterested directors.

ITEM 13. EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a)(2)	Certificate of Amendment to Certificate of Incorporation

3.1(b)(4)	Certificate of Designation of Series A Preferred Stock

3.1(c)(4)	Certificate of Designation of Series B Preferred Stock

3.1(d)(4)	Certificate of Designation of Series C Preferred Stock

3.1(e)(4)	Certificate of Designation of Series D Preferred Stock

3.1(f)(1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of warrant issued to Cruttenden Roth Inc.

4.2(2)	Form of Common Stock Certificate

4.3(a)(4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

4.3(b)(4)	Form of Warrant issued to Paul W. Miller dated February 21, 2002

*4.3(c)(1)	Form of Warrant issued to Don Crosbie dated October 21, 2002

*4.3(d)(7)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.3(e)(7)	Form of Warrant issued to Paul W. Miller dated June 3, 2003

*4.3(f)(7)	Form of Warrant issued to certain employees dated June 3, 2003

*4.3(g)(7)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.3(h)(7)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.3(i)(8)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

*4.3(j)(8)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.3(k)(8)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.3(l)(8)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.2(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2(a)(3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5(1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6(1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

*10.7(1)	Note dated August 1, 2002 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.8(5)	Note dated August 20, 2002 between Claimsnet.com and J. D. Stauffer related to $25,000 loan.

10.9(6)	Affiliate and Partner Services and License Agreement dated September 11, 2002, by and between Claimsnet.com, Inc. and ProxyMed, Inc.

10.10(6)	Form of Preferred Escrow Agreement by and among Claimsnet.com, Inc., ProxyMed, Inc. and DSI Technology Escrow Services, Inc.

10.11(8)	Note dated June 10, 2004 between Claimsnet.com and National Financial Corporation related to $20,000 loan.

10.12(8)	Note dated September 21, 2004 between Claimsnet.com and R.L. Armstrong Limited Partnership related to $50,000 loan.

10.13(8)	Note dated September 22, 2004 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.14(8)	Note dated October 4, 2004 between Claimsnet.com and Douglas R. Urquhart related to $50,000 loan.

10.15(8)	Note dated October 5, 2004 between Claimsnet.com and Newman Family Trust related to $100,000 loan.

10.16(8)	Note dated December 28, 2004 between Claimsnet.com and Elmira United Corporation related to $150,000 loan.

10.17(8)	Form of Registration Rights Agreement

10.18	Note dated November 2, 2005 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the corresponding exhibit filed by the Registrant with the registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001.

(4)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the corresponding exhibit filed by the Registrant with its Current Report on Form 8-K dated September 4, 2002.

(6)	Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 8-K dated September 17, 2002.

(7)	Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 10-KSB dated March 29, 2004.

(8)	Incorporated by reference to the corresponding exhibit filed by the Registrant its Current Report on Form 10-KSB dated March 16, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following is a summary of the fees billed to us by Whitley Penn, our current independent auditors, and Timothy Carmody, CPA, for professional services rendered during the fiscal years ended December 31, 2005 and 2004.
Fiscal year ended December 31, 2005

FEE CATEGORY	WHITLEY PENN	TIMOTHY CARMODY, CPA
Audit Fees (1)	$42,800	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	1,595
All Other Fees (4)	—	—

Total	$42,800	$1,595

Fiscal year ended December 31, 2004

FEE CATEGORY	WHITLEY PENN	TIMOTHY CARMODY, CPA
Audit Fees (1)	$39,000	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	2,875
All Other Fees (4)	—	—

Total	$39,000	$2,875

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2005 and December 31, 2004.

(2)	Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the board of directors and audit committee.

(3)	Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned on February 16, 2006, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

By:	/s/ Don Crosbie

Don Crosbie
President and Chief Executive Officer,
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2006

/s/ Don Crosbie Don Crosbie
President, Chief Executive Officer,
Class I Director and Chairman of the Board

/s/ Laura M. Bray Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach Alfred Dubach
Class I Director and Vice Chairman of the Board

/s/ John C. Willems, III John C. Willems, III
Class II Director

/s/ Thomas Michel Thomas Michel
Class II Director