Form 10QSB
period 2006-03-31
CLAIMSNET COM INC
filed 2006-04-20
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,976,180 shares outstanding as of April 20, 2006.
Transitional Small Business Disclosure Format (check one): Yes ☐      No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2005 (audited) and the Three Months Ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS
Note - Elmira United Corporation
Certification of Don Crosbie
Certification of Laura M. Bray
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1: Financial Statements
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and equivalents	$3	$28
Accounts receivable, net of allowance for doubtful accounts of $4 and $2, respectively	181	161
Prepaid expenses and other current assets	36	28

Total current assets	220	217

EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,082	1,078
Software development costs	2,045	2,045
Furniture and fixtures	31	31
Office equipment	25	25
Leasehold improvements	35	35

	3,218	3,214
Accumulated depreciation and amortization	(3,138)	(3,124)

Total equipment, fixtures and software, net	80	90

TOTAL ASSETS	$300	$307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$194	$165
Accrued payroll and other current liabilities	137	124
Deferred revenues	112	134
Notes payable to related parties – short term	112	75
Notes payable – short term	39	24

Total current liabilities	594	522

LONG TERM LIABILITIES
Convertible notes payable to related parties – long term	300	300
Convertible notes payable – long term	200	200

Total long term liabilities	500	500

Total liabilities	1,094	1,022

STOCKHOLDERS’ DEFICIT

Preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,976,180 shares issued and outstanding as of March 31, 2006 and December 31, 2005	26	26
Additional capital	43,154	43,154
Accumulated deficit	(43,974)	(43,895)

Total stockholders’ deficit	(794)	(715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300	$307

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
REVENUES	$331	$288

COST OF REVENUES	218	168

GROSS PROFIT	113	120

OPERATING EXPENSES
Selling, general and administrative	180	202

Total operating expenses	180	202

LOSS FROM OPERATIONS	(67)	(82)

OTHER EXPENSE
Interest expense – related parties	(7)	(5)
Interest expense — other	(5)	(5)

Total other expense	(12)	(10)

NET LOSS	$(79)	$(92)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	25,976	25,537

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2005 (Audited) and the Three Months Ended March 31, 2006 (Unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2004	1	$—	25,226	$25	$42,985	$(43,616)	$(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(279)	(279)

Balances at December 31, 2005	1	—	25,976	26	43,154	(43,895)	(715)

Net loss	—	—	—	—	—	(79)	(79)

Balances at March 31, 2006	1	$—	25,976	$26	$43,154	$(43,974)	$(794)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79)	$(92)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	10
Bad debt expense	(2)	(4)
Changes in operating assets and liabilities:
Accounts receivable	(18)	63
Prepaid expenses and other current assets	(8)	(10)
Current liabilities	20	1

Net cash used in operating activities	(73)	(32)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	—
Capitalized software development costs	—	(31)

Net cash used in investing activities	(4)	(31)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of notes	25	—
Payment of notes	(10)	—
Proceeds of notes – related parties	37	—
Payment of notes – related parties	—	(19)
Proceeds from issuance of common stock	—	100

Net cash provided by financing activities	52	81

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(25)	18
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	28	68

CASH AND EQUIVALENTS, END OF PERIOD	$3	$86

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest	$—	$2

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.    BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com Inc. and subsidiaries (the “Company”) as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on February 16, 2006.
2.    NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through September 30, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
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
4.    ACCOUNTING CHANGES
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions.
On December 19, 2005, our board of directors approved the acceleration of vesting of certain unvested equity awards issued to our employees. No stock-based employee compensation cost is reflected in our statement of operations, as all awards granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

As of December 19, 2005, we had a total of 5,208,100 employee and director equity awards outstanding, of which 3,441,433 were vested and 1,766,667 were unvested. Our board of directors has authority to accelerate vesting of equity awards. Our board of directors reviewed details regarding the terms, including the exercise price, and number of shares subject to outstanding awards. After conducting this review, on December 19, 2005, our board of directors resolved to immediately vest 1,266,667 of the 1,766,667 previously unvested equity awards, all of which were out-of-the-money (had an exercise price that was greater than the closing price of our common stock on that date). This action was taken in consideration of the interest of our shareholders in not having our earnings impacted by the approximately $173,000 in compensation expense that we would otherwise have recorded over two years beginning in the first quarter of 2006, upon the adoption of FAS 123(R). Our board of directors also considered the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees. The remaining 500,000 shares were cancelled in the fourth quarter of 2005.
Prior to January 1, 2006, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.
Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Loss as reported	$(92)

Stock-based compensation expense:
As reported	—
Determined using the fair value method	(66)

Pro forma loss	$(158)

Loss per share (basic and diluted)
As reported	$(0.00)
Pro forma	$(0.01)
5.    SUBSEQUENT EVENTS
On April 5, 2006, the Company borrowed an aggregate of $100,000 from Elmira United Corporation, or Elmira, a 5% shareholder, pursuant to the terms of a convertible promissory note. The promissory note bears interest at the rate of 7.5% per annum. A payment equal to the principal and accrued and unpaid interest on the note is due December 31, 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share. The convertible promissory note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therein and the rules promulgated by the SEC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER PORTIONS OF THIS REPORT CONTAIN FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING INFORMATION. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, MAINTAINING ACCESS TO EXTERNAL SOURCES OF CAPITAL, REGULATORY ACTIONS, SUCCESS OF MARKETING STRATEGIES, ACTIONS OF THE COMPANY’S COMPETITORS, DEPENDENCE ON SUPPLIERS AND DISTRIBUTION CHANNELS, AND CONTINUED USE OF THE INTERNET. THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.
IN GENERAL
As of March 31, 2006, we had a working capital deficit of $(374,000) and stockholders’ deficit of $(794,000). We generated revenues of $331,000 for the three months ended March 31, 2006 and $288,000 for the three months ended March 31, 2005. We have incurred net losses since inception and had an accumulated deficit of $(43,974,000) at March 31, 2006. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability.
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
PLAN OF OPERATIONS
Our business strategy is as follows:
•	to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMOs, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers; and

•	to seek merger and acquisition opportunities that enhance our growth and profitability objectives.
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
SOFTWARE FOR SALE OR LICENSE
We begin capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Capitalized computer software costs include direct labor, labor-related costs and interest. The software is amortized over its expected useful life of three years or the contract term, as appropriate.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005
REVENUES
Revenues in the three months ended March 31, 2006 (the “2006 first quarter”) were $331,000 compared to $288,000 in the three months ended March 31, 2005 (the “2005 first quarter”), representing an increase of 15%. Revenues for the 2006 first quarter from recurring revenue sources totaled $327,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees. Revenues for the 2005 first quarter from recurring revenue sources totaled $284,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees.
COST OF REVENUES
Cost of revenues in the 2006 first quarter was $218,000, compared with $168,000 in the 2005 first quarter, representing an increase of 30%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased to $18,000 for the 2006 first quarter compared with $17,000 for the 2005 first quarter. Transaction processing expenses increased to $57,000 for the 2006 first quarter compared to $24,000 for the 2005 first quarter. Customer support operations expense increased by 8% to $133,000 in the 2006 first quarter from $123,000 in the 2005 first quarter. Software amortization and development project amortization expenses increased to $10,000 in the 2006 first quarter from $4,000 in the 2005 first quarter. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearinghouses.
OPERATING EXPENSES
There were no research and development expenses in the 2006 or the 2005 first quarter. No research or development projects were undertaken during the 2006 first quarter. During the 2005 first quarter, we completed development of a configurable 837 standard output engine project and capitalized development costs of $31,000.

Selling, general and administrative expenses were $180,000 in the 2006 first quarter, compared with $202,000 in the 2005 first quarter, a decrease of 11%. The reduction is a result of cost containment measures including staff reductions and other cost containment measures.
OTHER INCOME (EXPENSE)
Interest expense of $12,000 was incurred in the 2006 first quarter on financing fees and affiliate debt compared with $10,000 in the 2005 first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $73,000 in the 2006 first quarter was primarily related to net operating losses of $79,000, less depreciation of $14,000, offset by changes in working capital of $8,000. Net cash used in operating activities of $32,000 in the 2005 first quarter was primarily related to net operating losses of $92,000, less depreciation of $10,000 and changes in working capital of $50,000.
Net cash used in investing activities in the 2006 first quarter was $4,000 related to the purchase of computer hardware. Net cash used in investing activities in the 2005 first quarter was $31,000 related to the cost of software development capitalized during the year.
Net cash provided by financing activities in the 2006 first quarter was $52,000, of which $37,000 was related to proceeds from related party debt, and $25,000 in proceeds from third party debt offset by $10,000 of repayments. Net cash provided by financing activities in the 2005 first quarter was $81,000 of which $100,000 was related to the issuance of common stock offset by $19,000 related to repayment of related party debt.
On April 5, 2006, we borrowed an aggregate of $100,000 from Elmira United Corporation, or Elmira, a 5% shareholder, pursuant to the terms of a convertible promissory note. The promissory note bears interest at the rate of 7.5% per annum. A payment equal to the principal and accrued and unpaid interest on the note is due December 31, 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of our common stock at a conversion price of $0.25 per share. The convertible promissory note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therein and the rules promulgated by the SEC.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through September 30, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
Information contained or incorporated by reference in this quarterly report on Form 10-QSB and in other SEC filings by the Company contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission on February 16, 2006. No assurance can be given that future results covered by the forward-looking statements will be achieved.
ITEM 3. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended March 31, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
The following exhibits are filed herewith:

10.1	Note dated April 5, 2005 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

April 20, 2006

By:	/s/ Don Crosbie
Don Crosbie
President and
Chief Executive Officer

April 20, 2006

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer