Form 10QSB
period 2006-06-30
CLAIMSNET COM INC
filed 2006-07-24
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 25,976,180 shares outstanding as of July 24, 2006.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2006 and 2005, and for the Six Months Ended June 30, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2005 (audited) and the Six Months Ended June 30, 2006 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2006 and 2005

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
Form of Warrant
Note - $50,000 loan
Certification
Certification
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and equivalents	$11	$28
Accounts receivable, net of allowance for doubtful accounts of $5 and $2, respectively	167	161
Prepaid expenses and other current assets	36	28

Total current assets	214	217
EQUIPMENT, FIXTURES AND SOFTWARE
Computer hardware and software	1,085	1,078
Software development costs	2,059	2,045
Furniture and fixtures	31	31
Office equipment	25	25
Leasehold improvements	35	35

	3,235	3,214
Accumulated depreciation and amortization	(3,152)	(3,124)

Total equipment, fixtures and software	83	90

TOTAL ASSETS	$297	$307

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$185	$165
Accrued payroll and other current liabilities	145	124
Deferred revenues	104	134
Notes payable to related parties — short term	90	75
Notes payable — short term	24	24

Total current liabilities	548	522
LONG TERM LIABILITIES
Convertible notes payable to related parties — long term	450	300
Convertible notes payable — long term	200	200

Total long term liabilities	650	500

Total liabilities	1,198	1,022

STOCKHOLDERS’ DEFICIT
Preferred stock, $.001 par value; 4,000,000 shares authorized; 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 25,976,180 shares issued and outstanding as of June 30, 2006 and December 31, 2005	26	26
Additional capital	43,159	43,154
Accumulated deficit	(44,085)	(43,895)

Total stockholders’ deficit	(900)	(715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$297	$307

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES	$342	$326	$673	$614

COST OF REVENUES	232	203	450	371

GROSS PROFIT	110	123	223	243

OPERATING EXPENSES
Selling, general and administrative	207	208	386	410

Total operating expenses	207	208	386	410

LOSS FROM OPERATIONS	(97)	(85)	(163)	(167)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(9)	(5)	(16)	(10)
Interest expense — other	(6)	(5)	(11)	(10)

Total other income (expense)	(15)	(10)	(27)	(20)

NET LOSS	$(112)	$(95)	$(190)	$(187)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	25,976	25,751	25,976	25,645

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2005 (audited) and the Six Months Ended June 30, 2006 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders'
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2004	1	—	25,226	25	42,985	(43,616)	(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(279)	(279)

Balances at December 31, 2005	1	—	25,976	26	43,154	(43,895)	(715)

Stock based compensation	—	—	—	—	5	—	5

Net loss	—	—	—	—	—	(190)	(190)

Balances at June 30, 2006	1	$—	25,976	$26	$43,159	$(44,085)	$(900)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(190)	$(187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28	18
Provision for doubtful accounts	3	4
Stock based compensation	5	—
Changes in operating assets and liabilities:
Accounts receivable	(9)	(23)
Prepaid expenses and other current assets	(8)	(13)
Current liabilities	10	33

Net cash used in operating activities	(161)	(168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7)	—
Capitalized software development costs	(14)	(51)

Net cash used in investing activities	(21)	(51)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	45	—
Proceeds from notes payable to related parties	187	—
Payment of notes payable	(45)	—
Payment of notes payable to related parties	(22)	(19)
Proceeds from issuance of common stock	—	100
Proceeds from exercise of stock warrants	—	70

Net cash provided by financing activities	165	151

NET DECREASE IN CASH AND EQUIVALENTS	(17)	(68)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	28	68

CASH AND EQUIVALENTS, END OF PERIOD	$11	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Cash paid for interest	$1	$—

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

On December 19, 2005, our board of directors approved the acceleration of vesting of certain unvested equity awards issued to our employees. No stock-based employee compensation cost is reflected in our statement of operations related to these accelerated awards, as all awards granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant.

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

Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure, and are as follows for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$(95)	$(187)
Stock-based compensation expense:
Included in reported net loss	—	—
Determined using the fair value method	(70)	(135)

Pro forma net loss	$(165)	$(322)

Net loss per share — basic and diluted
As reported	$(0.00)	$(0.01)
Pro forma	$(0.01)	$(0.01)
Upon the adoption of SFAS 123(R), the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

Determining Fair Value Under SFAS No. 123(R)

Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes option evaluation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 107.

Expected Volatility. Using the Black-Scholes option valuation model, the Company estimates the volatility of its common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has not paid any cash dividends on its common stock in the last ten years and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.

Expected Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures and recorded stock-based compensation only for those awards that are expected to vest.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options granted during the three months ended June 30, 2006 are as follows:

Three Months Ended
June 30,
2006
Volatility	105%
Weighted-average expected lives	7 years
Expected dividend yields	—
Weighted-average risk-free interest rates	5.03%
Weighted-average fair value of options granted	$.06
Share-Based Compensation Under SFAS No. 123(R)

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the three months ended June 30, 2006 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended
	June 30, 2006
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	5	5

Total share-based compensation	$—	$5	$5

On May 30, 2006, the Company granted an employee options under its 1997 Stock Option Plan to purchase an aggregate of 50,000 shares of common stock. The options contain an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07.

On May 30, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants contain an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07.

The unrecognized compensation costs are expected to be amortized over the following indicated fiscal years ending December 31 (in thousands):

	Unvested Stock	Unvested Warrants
	Options	for Common Stock	Total
Remainder of 2006	$1	$9	$10
2007	1	19	20
2008	1	19	20
2009	—	5	5

Total	$3	$52	$55

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options—December 31, 2005	906,776	$0.30-8.00	$1.15
Granted	50,000	0.15	0.15
Expired	—	—	—

Outstanding options—June 30, 2006	956,776	$0.15-8.00	$1.10

Options exercisable—June 30, 2006	906,776	$0.30-8.00	$1.15

Outstanding options as of June 30, 2006, had a weighted average remaining contractual life of approximately 6.8 years. At June 30, 2006, options available for grant under the Company’s 1997 Plan were 375,916, and under the Company’s Directors’ Plan were 336,538.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2005	2,624,324	$0.15-3.00	$0.18
Granted	1,000,000	0.15	0.15
Expired	—	—	—

Outstanding warrants—June 30, 2006	3,624,324	$0.15-3.00	$0.17

Warrants exercisable—June 30, 2006	2,624,624	$0.15-3.00	$0.18

     Outstanding employee warrants as of June 30, 2006, had a weighted average contractual life of approximately 4.6 years.
5.	LOANS FROM RELATED PARTIES

On June 15, 2006, the Company borrowed an aggregate of $50,000 from Elmira United Corporation, or Elmira, a 5% shareholder, pursuant to the terms of a convertible promissory note. The promissory note bears interest at the rate of 7.5% per annum. A payment equal to the principal and accrued and unpaid interest on the note is due December 31, 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share. The convertible promissory note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therein and the rules promulgated by the SEC.

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
IN GENERAL
As of June 30, 2006, we had a working capital deficit of $(334,000) and a stockholders’ deficit of $(900,000). We generated revenues of $673,000 for the six months ended June 30, 2006 and $614,000 for the six months ended June 30, 2005. We have incurred net losses since inception and had an accumulated deficit of $(44,085,000) at June 30, 2006. We expect to continue to operate at a loss for the near future.
The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2006. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2005
REVENUES
Revenues for the three months ended June 30, 2006 (the “2006 second quarter”) were $342,000 compared to $326,000 for the three months ended June 30, 2005 (the “2005 second quarter”), representing an increase of 5%. Revenues for the 2006 second quarter from recurring revenue sources totaled $338,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees. Revenues for the 2005 second quarter from recurring revenue sources totaled $323,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

Revenues for the six months ended June 30, 2006 (the “2006 first half”) were $673,000 compared to $614,000 for the six months ended June 30, 2005 (the “2005 first half”), representing an increase of 10%. Revenues for the 2006 first half from recurring revenue sources totaled $665,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $8,000 and were related to support and other fees. Revenues for the 2005 first half from recurring revenue sources totaled $606,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $8,000 and were related to support and other fees. The increase in revenues for the six month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES
Cost of revenues for the 2006 second quarter was $232,000, compared with $203,000 for the 2005 second quarter, representing an increase of 14%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses increased 6% to $18,000 for the 2006 second quarter compared with $17,000 for the 2005 second quarter. Transaction processing expenses were $73,000 for the 2006 second quarter compared to $45,000 in the 2005 second quarter. Customer support operation expenses were $131,000 for the 2006 second quarter compared to $136,000 for the 2005 second quarter. The increases in third party transaction processing expenses was primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses increased to $10,000 for the 2006 second quarter from $5,000 for the 2005 second quarter.
Cost of revenues for the 2006 first half was $450,000, compared with $371,000 for the 2005 first half, representing an increase of 21%. Data center expenses increased 6% to $36,000 for the 2006 first half compared with $34,000 for the 2005 first half. Transaction processing expenses increased to $131,000 for the 2006 first half compared to $69,000 for the 2005 first half. Customer support operation expenses were $263,000 for the 2006 first half compared to $259,000 for the 2005 first half. The increases in third party transaction processing expenses and customer support operation expenses were primarily attributable to the signing of new contracts with clearinghouses and additional personnel. Software amortization and development project amortization expenses increased to $20,000 for the 2006 first half from $9,000 for the 2005 first half.
OPERATING EXPENSES
There were no research and development expenses for the 2006 or 2005 first half. Research and development expenses are comprised of personnel costs and related expenses. During the 2006 second quarter, we began development of a customer care application and two customer support inquiry tools. We capitalized development costs of $14,000 during the 2006 second quarter and 2006 first half, respectively. During the 2005 first quarter, we began development of a HIPAA remediation project and capitalized development costs of $20,000 and $51,000 during the 2005 second quarter and 2005 first half, respectively.
Selling, general and administrative expenses for the 2006 second quarter were $207,000 compared with $208,000 for the 2005 second quarter and $386,000 for the 2006 first half, compared with $410,000 for the 2005 first half, a decrease of 6%. The reductions are a result of cost containment measures including staff reductions. Recognition of compensation expense in stock-based payment transactions was $5,000 for the 2006 second quarter and 2006 first half. No compensation expense in stock-based payment transactions was recognized in 2005.
OTHER INCOME (EXPENSE)
Interest expense of $15,000 and $27,000 was incurred for the 2006 second quarter and 2006 first half, respectively, on financing fees and affiliate debt compared with $10,000 and $20,000 for the 2005 second quarter and 2005 first half, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $161,000 for the 2006 first half was primarily related to net loss of $190,000, less depreciation of $28,000, provision for doubtful accounts of $3,000 and stock based compensation of $5,000 offset by changes in working capital of $7,000. Net cash used in operating activities of $168,000 for the 2005 first half was primarily related to net loss of $187,000, less depreciation of $18,000 and provision for doubtful accounts of $4,000, offset by changes in working capital of $3,000.
Net cash used in investing activities for the 2006 first half was $7,000 related to the purchase of equipment and $14,000 related to the cost of software development capitalized during the period compared with $51,000 for the 2005 first half related to the cost of software development capitalized.
Net cash provided by financing activities in the 2006 first half was $165,000, of which $187,000 was related to proceeds from related party debt and $45,000 in proceeds from third party debt offset by $67,000 of debt repayments. Net cash provided by financing activities in the 2005 first half was $151,000, of which $100,000 was related to the issuance of common stock and $70,000 related to proceeds from the exercise of stock warrants, offset by $19,000 used to repay debt.

On June 15, 2006, we borrowed an aggregate of $50,000 from Elmira United Corporation, or Elmira, a 5% shareholder, pursuant to the terms of a convertible promissory note. The promissory note bears interest at the rate of 7.5% per annum. A payment equal to the principal and accrued and unpaid interest on the note is due December 31, 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of our common stock at a conversion price of $0.25 per share. The convertible promissory note was issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) therein and the rules promulgated by the SEC.
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
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2006.
PRIVATE PLACEMENTS, OPTIONS AND WARRANTS
On May 30, 2006, the Company granted an employee options under its 1997 Stock Option Plan to purchase an aggregate of 50,000 shares of common stock. The options contain an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07.
On May 30, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants contain an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07.
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
Information contained or incorporated by reference in this quarterly report on Form 10-QSB and in other SEC filings by the Company contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to various risks and uncertainties that could cause actual results to vary materially from those projected in such forward-looking statements. These risks and uncertainties are discussed in more detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 which was filed with the Securities and Exchange Commission on February 16, 2006. No assurance can be given that future results covered by the forward-looking statements will be achieved.
ITEM 3. Controls and Procedures
The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended June 30, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.
There were no changes in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
The following exhibits are filed herewith:
10.1	Form of Warrant issued to Kent McRee dated May 30, 2006.

10.2	Note dated April 5, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.(1)

10.3	Note dated June 15, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

1)	Filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on April 20, 2006, and incorporated herein by reference.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

July 24, 2006

By:	/s/ Don Crosbie

Don Crosbie
Chief Executive Officer

July 24, 2006

By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer