Form 10KSB
period 2006-12-31
CLAIMSNET COM INC
filed 2007-03-08
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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
executive offices)
Issuer’s telephone number: 972-458-1701
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for the year ended December 31, 2006: $1,464,000.
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the average of bid and ask price of $0.19 on the OTC Bulletin Board stock market on March 2, 2007, was $4,940,224.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 26,001,180 shares outstanding as of March 8, 2007.
DOCUMENTS INCORPORATED BY REFERENCE      None.
Transitional Small Business Format (check one): Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Claimsnet.com inc. is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last ten years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our system improves both the ease of data exchange as well as the quality of the data being exchanged, allowing the users to realize an increase in electronic transactions and cost improvements from better data. We accomplish this by allowing healthcare providers, Electronic Data Interchange (EDI) vendors, and trading partners to download healthcare claims interactively on the Internet and electronically transmit the claims to us for pre-processing. Our software provides real-time editing of the claims data for compliance with the format and content requirements of payers and converts the claims to satisfy payers’ specific processing requirements. We then electronically transmit pre-processed claims directly or indirectly to medical and dental payers. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).
We formerly focused our business primarily toward healthcare providers, both from a marketing perspective and from a system functionality perspective. However, in 2002, we shifted our business focus to the payer market and their trading partners. We effected this transition by selling our provider-focused client base to a clearinghouse partner and we simultaneously entered into an agreement to provide the acquirer with a limited license to our proprietary software. The license expired December 31, 2006.
We believe that the following are significant advantages of our electronic transaction processing services:
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
MARKETING EFFORTS
In October 2002, we began to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily payers, third party administrators, and provider networks. This effort resulted in business relationships being established with approximately 50 payers, and forms the base of the growth in our revenue. During 2006, all members of the direct sales team left our company for various reasons. At present we have one direct sales person, as we have continued to focus on reducing losses. However, it is our intention to rebuild a direct sales force during 2007. The turnover in our sales team may adversely affect our revenues. In the interim, all sales efforts are being handled by our management team.
In support of our marketing strategy, we have been and are presently a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation’s healthcare payers.

Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including arrangements entered into in 2000, 2003 and 2004 with business-to-business healthcare transaction service providers and application service providers such as Synertech Systems, Inc. (now DST Health), Plexis Healthcare Systems, A&G Healthcare Services and Eldorado Computing, Inc. to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own Internet-based service.
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
No significant hardware investment by the customer is required in order to take advantage of our services. We communicate with our payer gateways using our public FTP server with PGP encryption, secure FTP with SSL protocol, secure site-to-site VPN, or point-to-point asynchronous communication protocol. The client extranet system requires the provider to use a 28,800 bps or better asynchronous modem and a PC with Windows95 or higher operating system installed. An Internet

Service Provider, such as SBCYahoo, America Online or Comcast/Roadrunner, offers local telecommunication to the Internet. Our customers are responsible for obtaining and maintaining their Internet Service Provider connection.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 14% and 18% of our revenues for 2006 and 2005, respectively, revenues received from another customer represented 35% and 27% of our revenues for 2006 and 2005, respectively, and revenues received from a third customer represented 9% and 11% of our revenues for 2006 and 2005, respectively.
We enter into agreements with our clients. Generally, such agreements protect our intellectual property rights and define the financial terms of our relationship. We require each healthcare provider using our services to enter into an agreement, usually by agreeing to abide by the terms of our standard license agreement via our website. We also enter into agreements with the commercial medical and dental payers or clearinghouses to which we submit processed claims. Generally, such agreements provide for setup fees, recurring flat rate fees, and transaction fees that we receive for certain transactions and transaction fees that we pay for other transactions.
In September 2000, we entered into an agreement with Synertech Systems, Inc. (now DST Health), a premier application service provider and administrative outsourcer for the healthcare industry, to provide Synertech and its customers, primarily payer organizations, with co-branded versions of our claims processing application.
On September 11, 2002, we sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and related revenue streams thereunder to ProxyMed. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed agreed to provide mutual administrative and support services in connection with each other’s customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed with the establishment of a “hot-site” which will permit our software application to run on ProxyMed’s hardware platform to service ProxyMed’s customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application on its “hot-site”. On December 18, 2006, we terminated the Affiliate and Partner Services and License Agreement and executed a Gateway and Revenue Sharing Agreement with ProxyMed, doing business as MedAvant Healthcare Solutions (“MedAvant”), pursuant to which (i) we agreed to establish a relationship in which each party electronically transmits health care transactions from its trading partners and/or customers to and/or from the other party’s trading partners and/or customers pursuant to agreed upon fee schedules and (ii) MedAvant agreed to assign all rights to certain contracts, data and systems to Claimsnet to facilitate concession and performance between the parties.
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
Second, we intend to rebuild our direct sales force, and renew an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. Although we have only one sales person at this time, all additional sales efforts are being handled by our management team. We continue to review and assess these sales and marketing policies to enable us to accelerate revenue growth. However, such efforts may not be successful.
COMPETITION
Several large companies such as WebMD, McKesson, NDC Health, Per-Se Technologies, and MedAvant dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 300 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims, many of which are larger and have greater financial resources than we do.
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
EMPLOYEES
As of December 31, 2006, we had a total of 12 employees, all of which are full-time employees. Three of these employees were executive officers, eight were technical and service personnel, and one was inside sales personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options or warrants and we believe that we have a satisfactory relationship with our employees.

RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2006 and the year then ended contains a qualification with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be maintained or obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2002, 2003, 2004, 2005 and 2006, we incurred net losses of $(2,927,000), $(535,000), $(657,000), $(279,000), and $(389,000), respectively. As of December 31, 2002, 2003, 2004, 2005 and 2006, we had working capital deficits of $1,238,000, $419,000, $279,000, $305,000 and $514,000, respectively. We generated revenues of $1,104,000, $652,000, $1,046,000, $1,266,000 and $1,464,000 for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively. See “Management’s Discussion and Analysis or Plan of Operation—In General”.
If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.
THREE CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF ANY ONE OF THEM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 14% and 18% of our revenues for 2006 and 2005, respectively, revenues received from another customer represented 35% and 27% of our revenues for 2006 and 2005, respectively, and revenues received from a third customer represented 9% and 11% of our revenues for 2006 and 2005, respectively. Although we have successfully diversified our revenue base over the last three years and our dependence on any one customer has lessened compared to the past, the loss of any one of these customers could have a material adverse effect on our business, prospects, financial condition, and results of operations
WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital and liquidity requirements through December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:
•	significantly reduce operating expenses to a point which would be detrimental to business operations;

•	curtail research and development activities and marketing efforts;

•	sell certain business assets or discontinue some or all of our business operations;

•	take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position; or

•	cease operations altogether.
In the event that any future financing should take the form of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
BECAUSE OUR OPERATIONS HAVE BEEN LIMITED, THERE IS LIMITED INFORMATION UPON WHICH YOU CAN EVALUATE OUR BUSINESS, WE ARE PRONE TO ALL OF THE RISKS INHERENT IN THE EXTABLISHMENT OF A NEW BUSINESS VENTURE AND OUR SUCCESS IS HIGHLY SPECULATIVE.
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
WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.
In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive Internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:
•	our ability to satisfy capital requirements in an investment climate that has been more reluctant generally to invest in Internet companies,

•	our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,

•	our ability to introduce new sites, services and products,

•	our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,

•	the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,

•	price competition or price increases in our industry,

•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,

•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

•	the amount of traffic on our Web site,

•	the occurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,

•	our ability to comply with existing and added government regulations such as HIPAA, and

•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.
If we are unable to handle or satisfactorily respond to these factors, we may be unable to achieve the operating results we aim to achieve and the market price of our common stock would likely be materially adversely affected.
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
We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprised of Don Crosbie, our President and Chief Executive Officer, Laura Bray, our Chief Financial Officer, Gary Austin, our Chief Operating Officer, and Scott Spurlock, our Vice President of Development, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.
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
In addition, our certificate of incorporation, as amended, authorizes our board of directors to issue up to 4,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion, and redemption rights, and sinking fund provisions that are unfavorable to the holders of our outstanding securities.
These anti-takeover provisions may make a takeover or change in control of us more difficult and therefore deprive security holders of benefits that could result from such an attempt, such as the realization of a premium over the market price. Moreover, the issuance of additional shares of common stock or preferred stock to persons friendly to the board could make it more difficult to remove incumbent management and directors from office even if such change were to be favorable to security holders generally.
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
WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2006, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.
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
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and for our registered independent public accountant to attest to this report. We are required to comply with Section 404 effective for the year ending December 31, 2007. Our management has not yet begun the necessary processes and procedures for issuing its report on our internal controls.
We expect to devote substantial time and incur substantial costs during fiscal 2007 to implement appropriate controls and procedures to ensure compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.
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
As of March 8, 2007, we had outstanding 26,001,180 shares of common stock, of which approximately 11,775,000 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of approximately 15,400,000 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.
CAUTIONARY NOTES REGARDING THE FORWARD-LOOKING STATEMENTS.
This report contains forward-looking statements that are based on our current expectations, assumptions, beliefs, estimates and projections about our company, our industry and other related industries. The forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Generally, these forward-looking statements can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “should” and variations of such words or similar expressions.

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in this report, the risk factors discussed in the documents incorporated by reference herein, and the following:
•	our ability to raise additional capital and secure additional financing;

•	our ability to successfully implement our revised business strategy;

•	our ability to market our services;

•	our ability to develop and maintain strategic partnerships or alliances;

•	our ability to maintain and increase our customer base;

•	our ability to protect our intellectual property rights;

•	our ability to further develop our technology and transaction processing system;

•	our ability to respond to competitive developments;

•	our ability to attract and retain key employees;

•	our ability to comply with government regulations;

•	the effects of natural disasters, computer viruses and similar disruptions to our computer systems;

•	threats to Internet security; and

•	acceptance of the Internet and other online services in the healthcare industry and in general
ITEM 2. DESCRIPTION OF PROPERTY.
We currently lease 4,703 square feet of office space at a rent of approximately $6,232 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2009. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $1,852 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated Web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2009. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITYAND RELATED STOCKHOLDER MATTERS.
PRICE RANGE OF COMMON STOCK
The Common Stock of Claimsnet.com is traded on the OTCBB under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2005 through December 31, 2006:

	HIGH	LOW
2005
Three months ended March 31, 2005	0.230	0.120
Three months ended June 30, 2005	0.200	0.120
Three months ended September 30, 2005	0.150	0.110
Three months ended December 31, 2005	0.190	0.100

2006
Three months ended March 31, 2006	0.190	0.090
Three months ended June 30, 2006	0.150	0.070
Three months ended September 30, 2006	0.190	0.080
Three months ended December 31, 2006	0.200	0.080
All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The close for the Common Stock on the OTCBB on March 2, 2007 was $0.19 per share. As of December 31, 2006, there were approximately 104 holders of record of the Common Stock.
On September ___, 2006, Thomas Michel, a Director, exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000 in payment of interest on short-term notes. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided in [Section 4(2)] of the Securities Act of 1933, as amended. The issuance did not involve a public offering [and the purchaser represented to us that he is an accredited investor].
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
IN GENERAL
As of December 31, 2006, we had a working capital deficit of $514,000 and stockholders’ deficit of $1,092,000. We generated revenues of $1,464,000 for the year ended December 31, 2006. We have incurred net losses since inception and had an accumulated deficit of $44,284,000 at December 31, 2006. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2006, net cash used in operating activities was $376,000.
We have been in existence since 1996, and have operated under several different business strategies. As a result, the relationships between revenue and cost of revenue, and revenue and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes. Our expenses decreased during the year ended December 31, 2005 due to staffing reductions and relocation of our offices and servers to more cost efficient facilities. Our expenses increased during the year ended December 31, 2006 due to increased sales staff and contracts negotiated with new clearing houses.
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
In September 2006, a member of our board of directors exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000. This was a cashless exercise in lieu of a $5,000 cash payment of accrued interest due to the director.
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
STOCK BASED COMPENSATION
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions, based on the fair value of the award at the date of grant.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In March 2006, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2006 AND 2005
REVENUES
Revenues increased 16% to $1,464,000 in 2006 from to $1,266,000 in 2005. The increase in revenues was due to the addition of several customers combined with increased revenues from our existing customers. Revenues received from one customer represented 14% and 18% of our revenues for 2006 and 2005, respectively, revenues received from another customer represented 35% and 27% of our 2006 and 2005 revenues, and revenues received from a third customer represented 9% and 11% of our 2006 and 2005 revenues respectively.
COST OF REVENUES
Costs of revenues were $944,000 in 2006 compared to $778,000 for the prior year. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $74,000 for the year ended December 31, 2006 compared with $69,000 for 2005, an increase of 7%. Third party transaction processing expenses were $305,000 in 2006 compared to $185,000 in 2005. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense increased by 6% to $525,000 in 2006 from $497,000 in 2005. Software amortization and development project amortization expenses increased to $40,000 in 2006 compared to $27,000 in 2005, representing a 48% increase. The increase in amortization expenses was primarily attributable to capitalization of new enhancements to our software.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $844,000 in 2006, compared with $723,000 in 2005, an increase of 17%. The $121,000 increase is primarily related to an increase in personnel and personnel related expenses in the sales department.
INTEREST EXPENSE
Interest expense was $65,000 for 2006 compared with $44,000 for 2005. Included in the 2006 expense was $44,000 related to interest on notes payable to related parties compared with $23,000 for 2005. Interest expense of $17,000 in 2006 and $16,000 in 2005 related to other notes payable. Interest of $4,000 and $5,000 respectively was paid to vendors in 2006 and 2005 for financing fees.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2006, net cash used in operating activities of $376,000 was primarily attributable to a net loss of $389,000, adjusted for depreciation and amortization of $54,000, a decrease in deferred revenue of $67,000 and a change in other working capital accounts of $14,000.
For the year ended December 31, 2005, net cash used in operating activities of $227,000 was primarily attributable to a net loss of $279,000, adjusted for depreciation and amortization of $45,000, a decrease in deferred revenue of $44,000 and a change in other working capital accounts of $51,000.
Net cash used in investing activities was $73,000 in 2006, attributable to $14,000 for the purchase of equipment and leasehold improvements and $59,000 for capitalized software development costs. Net cash used in investing activities was $63,000 in 2005, attributable to capitalized software development costs. Development efforts during 2006 and 2005 were concentrated on enhancements to assure compliance with HIPAA requirements.
Net cash provided by financing activities in 2006 was $672,000 as a result of proceeds of $817,000 from debt financing offset by $141,000 used to repay debt and principal payments on capital lease obligations of $4,000.
Net cash provided by financing activities in 2005 was $250,000 as a result of the private placement of common stock for net proceeds of $100,000, exercise of stock warrants for net proceeds of $70,000 and proceeds of $169,000 from debt financing, offset by $89,000 used to repay debt.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments including the foregoing exercise of warrants by Elmira United Corporation (“Elmira”), our principal shareholder, may not be sufficient to satisfy our capital requirements through

December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 24 hereof.

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor have we been engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2006. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Whitley Penn LLP
Dallas, Texas
March 8, 2007

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)

December 31,
2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$251
Accounts receivable, net of allowance for doubtful accounts of $6	207
Prepaid expenses and other current assets	38

Total current assets	496
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	230

TOTAL ASSETS	$726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$168
Accrued payroll and other current liabilities	91
Accrued interest	97
Capital leases – current portion	35
Deferred revenues – current portion	44
Notes payable to related parties – current portion	175
Convertible notes payable to related parties – current portion	200
Convertible notes payable – current portion	200

Total current liabilities	1,010
LONG TERM LIABILITIES
Other long term liabilities	3
Capital leases – long-term portion	82
Deferred revenues – long-term portion	23
Convertible notes payable to related parties – long–term portion	700

Total long-term liabilities	808

Total liabilities	1,818
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common share per 1 convertible preferred share	—
Common stock, $.001 par value; 40,000,000 shares authorized; 26,001,180 shares issued and outstanding	26
Additional capital	43,166
Accumulated deficit	(44,284)

Total stockholders’ deficit	(1,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$726

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005
REVENUES	$1,464	$1,266
COST OF REVENUES	944	778

GROSS PROFIT	520	488

OPERATING EXPENSES:
Selling, general and administrative	844	723

LOSS FROM OPERATIONS	(324)	(235)

OTHER INCOME (EXPENSE):
Interest expense-related parties	(44)	(23)
Interest expense	(21)	(21)

Total other expense	(65)	(44)

NET LOSS	$(389)	$(279)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	25,983	25,812

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(In Thousands)

	Number of
	Convertible		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2004	1	$—	25,226	$25	$42,985	$(43,616)	$(606)

Sale of common stock	—	—	400	1	99	—	100

Warrants exercised for common stock	—	—	350	—	70	—	70

Net loss	—	—	—	—	—	(279)	(279)

Balances at December 31, 2005	1	—	25,976	26	43,154	(43,895)	(715)

Warrants exercised for common stock	—	—	25	—	5	—	5

Stock based compensation expense	—	—	—	—	7	—	7

Net loss	—	—	—	—	—	(389)	(389)

Balances at December 31, 2006	1	$—	26,001	$26	$43,166	$(44,284)	$(1,092)

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(389)	$(279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	45
Provision for doubtful accounts	5	8
Stock based compensation expense	7	—
Changes in operating assets and liabilities:
Accounts receivable	(51)	1
Prepaid expenses and other current assets	(10)	(6)
Accounts payable, accrued payroll and other liabilities	75	48
Deferred revenues	(67)	(44)

Net cash used in operating activities	(376)	(227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and leasehold improvements	(14)	—
Capitalized software development costs	(59)	(63)

Net cash used in investing activities	(73)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(4)	—
Proceeds from notes payable	45	12
Proceeds from notes payable – related parties	772	157
Payments of notes payable	(69)	(13)
Payments of notes payable – related parties	(72)	(76)
Proceeds from issuance of common stock	—	100
Proceeds from exercise of common stock warrants	—	70

Net cash provided by financing activities	672	250

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	223	(40)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	28	68

CASH AND EQUIVALENTS, END OF YEAR	$251	$28

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$6

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$121	$—

Payment of accrued interest through issuance of common stock	$5	$—

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
NOTE A—ORGANIZATION, BACKGROUND AND LIQUIDITY
Claimsnet.com inc. (“Claimsnet.com” or the “Company”) is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.
During 2005, the Company issued 350,000 shares of common stock to NFC, a related entity, at $.20 per share upon exercise of previously issued warrants, and issued 400,000 shares of common stock to NFC for net proceeds of $100,000. During 2005, the Company borrowed an aggregate of $57,000 pursuant to an unsecured short-term loan agreement with NFC and repaid NFC an aggregate of $57,000 plus accrued interest at 8%. During 2005, the Company borrowed an aggregate of $200,000 pursuant to two convertible long-term loan agreements with a 5% shareholder.
During 2006, the Company issued 25,000 shares of common stock to a director at $.20 per share for an aggregate amount of $5,000. This was a cashless exercise in lieu of a $5,000 cash payment of accrued interest due to the director. During 2006, the Company borrowed an aggregate of $122,000 pursuant to two unsecured short-term loan agreements with NFC and repaid NFC an aggregate of $22,000 plus accrued interest at 8%. During 2006, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with a director of the Company, and repaid the director an aggregate of $50,000 plus accrued interest at 8%. During 2006, the Company borrowed an aggregate of $50,000 pursuant to a convertible long-term loan agreement with a director of the Company. During 2006, the Company borrowed an aggregate of $550,000 pursuant to four convertible long-term loan agreements with a 5% shareholder.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2006, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2006, the Company had approximately $149,000 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits. There were no uninsured deposits at December 31, 2005.

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
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $59,000 and $63,000 were capitalized in both 2006 and 2005, respectively. Software development costs of $39,000 and $27,000 were amortized in 2006 and 2005, respectively. There was no amortization expense related to software development costs capitalized during the year ended December 31, 2006 totaling $59,000 due to the future release dates of the new software. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $14,000 and $18,000 in 2006 and 2005, respectively
INCOME TAXES
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
LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 14,080,100 and 10,760,100 shares at December 31, 2006 and 2005, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

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
STOCK-BASED COMPENSATION
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions.
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
As of December 19, 2005, we had a total of 5,208,100 employee and director equity awards outstanding, of which 3,441,433 were vested and 1,766,667 were unvested. Our board of directors has authority to accelerate vesting of equity awards. Our board of directors reviewed details regarding the terms, including the exercise price, and number of shares subject to outstanding awards. After conducting this review, on December 19, 2005, our board of directors resolved to immediately vest 1,266,667 of the 1,766,667 previously unvested equity awards, all of which were out-of-the-money (had an exercise price that was greater than the closing price of our common stock on that date). This action was taken in consideration of the interest of our shareholders in not having our earnings impacted by the approximately $173,000 in compensation expense that we would otherwise have recorded over two years beginning in the first quarter of 2006, upon the adoption of FAS 123R. Our board of directors also considered the potential detrimental effect of early vesting on the employee retention value of the current vesting schedules for the affected options and employees. The remaining 500,000 shares were cancelled in the fourth quarter of 2005.
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
Pro forma net loss and earnings per share disclosures as if the Company recorded compensation expense based on fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure, and are as follows for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31,
2005
Net loss
As reported	$279
Add: Stock-based compensation expense included in net loss	—
Deduct: Stock-based compensation expense determined under the fair value based method	506

Pro forma	$785

Loss per share
As reported	$0.01
Pro forma net loss	$0.03

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Upon the adoption of SFAS 123R, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.
SEGMENT REPORTING
The Company operated during the two years presented in a single segment when applying the management approach defined in Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues from three customers represented a significant portion of the Company’s total revenues during 2006 and 2005. Revenues received from one customer represented 14% and 18% of our revenues for 2006 and 2005, respectively, revenues received from another customer represented 35% and 27% of our 2006 and 2005 revenues, and revenues received from a third customer represented 9% and 11% of our 2006 and 2005 revenues respectively.
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2006, the Company had five customers that made up 81% of the outstanding accounts receivable balance. At December 31, 2005, the Company had five customers that made up 75% of the outstanding accounts receivable balance.
USE OF ESTIMATES AND ASSUMPTIONS
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. On an ongoing basis, management evaluates its estimates, including those related to customer programs and incentives including expected customer business arrangement periods, bad debts, intangible assets, contingencies and litigation. Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates could change based on changing historical experience and changes in circumstances and assumptions. Actual results could vary from the estimates that were used.
ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $13,000 and $12,000 were incurred for the years ended December 31, 2006 and 2005, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.
In March 2006, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.
NOTE C—PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2006 (in thousands):

Computer hardware and software	$1,089
Software development costs	2,104
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	121

3,408
Less accumulated depreciation and amortization	(3,178)

$230

The assets held under capital leases have been included in property and equipment and total $121,000 with accumulated depreciation of $3,000 for the year ended December 31, 2006. Amortization expense related to capital leases is included in depreciation expense.
NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2006 and 2005.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2006	2005
Benefit computed at federal statutory rate	$(132)	$(95)
Permanent differences	26	20
State income tax benefit, net of federal tax effect at state statutory rate	(12)	(8)
Increase in valuation reserve	157	141
Change in prior year estimate	(39)	(58)

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$15,737	$15,567
Fixed assets	11	10
Allowance for doubtful accounts	2	1
Deferred revenue	25	49
Other	37	28

Total deferred tax assets	15,812	15,655
Valuation allowance for deferred tax assets	(15,812)	(15,655)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

At December 31, 2006, the Company has approximately $42,706,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $4,026,000 of state net operating losses as of December 31, 2006.
As a result of stock issued during 2003, 2004, 2005 and 2006, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.
NOTE E—RELATED PARTY TRANSACTIONS
In November 2006, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with National Financial Corporation (“NFC”).
In November 2006, the Company borrowed an aggregate of $300,000 pursuant to a convertible long-term loan agreement with Elmira United Corporation (“Elmira”), a 5% shareholder.
In September 2006, a Director exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000. This was a cashless exercise in lieu of a $5,000 cash payment of accrued interest due to the Director.
In August 2006, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with Elmira.

In June 2006, the Company borrowed an aggregate of $50,000 pursuant to a convertible long-term loan agreement with Elmira.
In April 2006, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with Elmira.
In March 2006, the Company entered into an unsecured loan agreement in the amount of $22,000 pursuant to an unsecured short-term loan agreement with NFC. In April 2006, upon the demand of NFC, the Company repaid principal on the above note in the aggregate amount of $22,000 plus accrued interest thereon.
In February and July 2006, the Company entered into unsecured loan agreements in the aggregate amount of $50,000 pursuant to two unsecured short-term loan agreements with a Director. In September 2006, upon the demand of the Director, the Company repaid principal on the above notes in the aggregate amount of $50,000 by entering into an unsecured loan agreement in the amount of $50,000 pursuant to convertible long-term loan agreement with the Director.
In November 2005, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with Elmira.
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
NOTE F—STOCKHOLDERS’ DEFICIT
In September 2006, a Director exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000 in payment of interest on short-term notes.
In May and June 2005, NFC exercised previously issued warrants to purchase 350,000 shares of the Company’s common stock at $0.20 per share for an aggregate amount of $70,000.
In January 2005, NFC purchased 400,000 shares of the Company’s common stock and tendered payment in the amount of $100,000 ($0.25 per share).
NOTE G —STOCK BASED COMPENSATION ARRANGEMENTS
The Company’s 1997 Plan provides for the issuance to employees, officers, directors, and consultants of incentive and/or non-qualified options to acquire 1,307,692 shares of common stock. The options are to be issued at fair market value, as defined, and generally vest 33% each anniversary of the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire on termination of employment.
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
Upon the adoption of SFAS 123R, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

Determining Fair Value Under SFAS No. 123R
Valuation and Amortization Method. The Company estimates the fair value of share-based awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
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
The fair value of each employee option or warrant grant is estimated on the date of grant using the Black-Scholes option pricing model. A summary of the weighted average assumptions and results for options or warrants granted during the year ended December 31, 2006 are as follows:

December 31,
2006
Volatility	142%
Weighted-average expected lives	6 years
Expected dividend yields	—
Weighted-average risk-free interest rates	4.68%
Weighted-average fair value of options/warrants granted	$.11
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the year ended December 31, 2006 which is recorded in the statement of operations as follows (in thousands):

	December 31, 2006
		Warrants
	Stock Options	for Common Stock	Total
Selling, general and
administrative expense	—	7	7

Total share-based compensation	$—	$7	$7

On May 30, 2006, the Company granted an employee options under its 1997 Stock Option Plan to purchase an aggregate of 50,000 shares of common stock. The options had an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07.
On May 30, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants have an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07. The warrants were forfeited upon termination of the employee without vesting.
On November 1, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants have an exercise price of $0.25 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.12.

The unrecognized compensation costs are expected to be amortized over the following indicated fiscal years ending December 31 (in thousands):

	Unvested Stock	Unvested Warrants
	Options	for Common Stock	Total
2007	1	36	37
2008	1	36	37
2009	—	27	27

Total	$2	$99	$101
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-January 1, 2005	1,199,442	$0.30-8.00	$1.33
Granted	500,000	0.13	0.13
Expired	(792,666)	0.13-8.00	0.79

Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15
Granted	50,000	0.15	0.15
Expired	—	—	—

Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10

Options exercisable-December 31, 2006	906,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2006, had a weighted average remaining contractual life of approximately 6.4 years. Vested options had a weighted average remaining contractual life of 6.2 years as of December 31, 2006. Compensation expense of less than $500 has been recognized for options granted to employees in 2006. No compensation expense has been recognized for options granted to employees in 2005. At December 31, 2006, options available for grant under the Company’s 1997 Plan were 375,916, and under the Company’s Directors’ Plan were 336,538. The intrinsic value of unvested and vested options was $2,000 and $0 at December 31, 2006, respectively.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- January 1, 2005	4,054,943	$0.15-3.00	$0.19
Granted	—	—	—
Expired	(1,430,619)	0.15-3.00	0.21

Outstanding warrants-December 31, 2005	2,624,324	$0.15-0.35	$0.18
Granted	2,000,000	0.15-0.25	0.20
Expired	(1,000,000)	0.15	0.15

Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.20

Warrants exercisable-December 31, 2006	2,624,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2006, had a weighted average remaining contractual life of approximately 7.8 years. Vested employee warrants had a weighted average remaining contractual life of 7.1 years at December 31, 2006. The intrinsic value of unvested and vested employee warrants was $80,000 and $80,000 at December 31, 2006, respectively.

In addition to employee warrants, the Company had 5,039,000 warrants to non-employees outstanding at December 31, 2006, with exercise prices ranging from $0.15 to $0.30 and a weighted average exercise price of $0.19.
NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTES PAYABLE
The following is a summary of notes payable at December 31, 2006, with exercise prices ranging from $0.15 to $0.30 and a weighted average exercise price of $0.19.

Note payable to a Director. Principal due on demand; unsecured. Interest payable at 9.5%.	$30,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 9.5%.	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	10,000

Notes payable — related parties	$175,000

The following is a summary of convertible notes payable at December 31, 2006:

Convertible note to a 5% shareholder. Principal due September 22, 2007; unsecured. Interest payable at 7%.	$50,000
Convertible note to a 5% shareholder. Principal due December 28, 2007; unsecured. Interest payable at 7%.	150,000
Convertible note to a 5% shareholder. Principal due. November 2, 2008; unsecured. Interest payable at 7.5%.	100,000
Convertible note to a 5% shareholder. Principal due. December 31, 2008; unsecured. Interest payable at 7.5%.	100,000
Convertible note to a 5% shareholder. Principal due. December 31, 2008; unsecured. Interest payable at 7.5%.	50,000
Convertible note to a 5% shareholder. Principal due. December 31, 2008; unsecured. Interest payable at 7.5%.	100,000
Convertible note to a Director. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.	50,000
Convertible note to a 5% shareholder. Principal due. November 30, 2010; unsecured. Interest payable at 5%.	300,000

Convertible notes payable — related parties	$900,000

Convertible note. Principal due September 21, 2007; unsecured. Interest payable at 7%.	$50,000
Convertible note. Principal due October 4, 2007; unsecured. Interest payable at 7%.	50,000
Convertible note. Principal due October 5, 2007; unsecured. Interest payable at 7%.	100,000

Convertible notes payable	$200,000

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
One of the convertible notes bears interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.
The remaining convertible notes bear interest at the rate of 7.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share.

The following are the maturities of notes payable for years ended December 31:

2007	$575,000
2008	400,000
2009	—
2010	300,000

Total	$1,275,000

NOTE I—COMMITMENTS AND CONTINGECIES
LEASES
The Company leases office space under a lease agreement that expires on May 31, 2009. Rent expense totaled $62,000 and $46,000 for the years ended December 31, 2006 and 2005, respectively. The Company leases servers and Web server management facilities under an agreement that expires in 2009. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2009. The Company’s aggregate lease and software license commitments are shown below.
Approximate future minimum operating and capital lease obligations at December 31, 2006, are as follows:

	OPERATING	CAPITAL
	LEASES	LEASES
2007	$117,000	$49,000
2008	117,000	49,000
2009	72,000	45,000
2010	—	—
2011 and Thereafter	—	—

Total minimum lease obligations	$306,000	143,000

Less amounts representing interest		(26,000)

Present value of capital lease payments		117,000
Current portion		(35,000)

Long-term portion		$82,000

Interest expense incurred under capital lease obligations was insignificant for the years ended December 31, 2006, and 2005.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE J—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2006, the Company made $6,000 in matching contributions and $4,000 in fee contributions. During 2005, the Company made $5,000 in matching contributions and $2,000 in fee contributions.
NOTE L—SUBSEQUENT EVENTS
In January 2007, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement.
The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.
In January 2007, the Company entered into an unsecured loan agreement in the amount of $10,000 pursuant to convertible long-term loan agreement with a Director. The note bears interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 per $10,000 of principal. Interest is payable on maturity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A. CONTROLS AND PROCEDURES.
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 and concluded that the disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.
ITEM 8B. OTHER INFORMATION.
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	63	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	49	Chief Financial Officer
Gary J. Austin	62	Chief Operating Officer
Alfred Dubach	59	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	51	Class II Director
Thomas Michel	55	Class II Director
K. Scott Spurlock	39	Vice President of Development
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
LAURA M. BRAY, a Certified Public Accountant, was promoted to Chief Financial Officer in November 2004. Ms. Bray joined Claimsnet as Controller in January 2003 from Xactimed, where she served as Controller. Xactimed is a claims processing and clearing house company serving the hospital market. Ms. Bray has more than 20 years of financial management experience, including Accounting Manager of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, and Controller of EFS, a software sales and document management services firm. Ms. Bray began her career in the audit division of Alexander Grant & Co., followed by more than ten years as Business Manager and Controller in the radio broadcasting industry.
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
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie, Dubach and Black, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2007. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
There are no family relationships among our directors and executive officers.
DIRECTOR INDEPENDENCE
The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” are those of the Nasdaq, which include the following objective standards: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, payments of more than $60,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that the Company’s current “independent” directors are: Alfred Dubach, John C. Willems, III, Thomas Michel, and Don Crosbie.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2006 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2006, or written representations that Form 5 was not required for fiscal 2006, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
CODE OF ETHICS
We have adopted a code of ethics that applies to all of our employees, executive officers and directors, including our principal executive officer, principal financial officer and principal accounting officer. The code of ethics includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. The code of ethics is posted on our website at www.claimsnet.com. We intend to disclose any amendments to, or waivers from, our code of ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer by posting such information on our website.
ITEM 10. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2006 and 2005 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2006.
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

						ALL
						OTHER
NAME AND				STOCK	OPTION	COMPEN
PRINCIPAL		SALARY	BONUS	AWARDS	AWARDS	SATION	TOTAL
POSITION	YEAR	$	$	$	$	$ (1)	$
Don Crosbie	2006	$145,000	$—	$—	$—	$1,430	$146,430
President and CEO	2005	140,000	—	—	—	1,437	141,437

Gary Austin	2006	101,231	—	—	—	—	101,231
COO	2005	87,769	—	—	—	—	87,769

Laura Bray	2006	78,000	—	—	—	738	78,738
CFO	2005	78,000	—	—	—	747	78,747

K. Scott Spurlock	2006	127,000	—	—	—	—	127,000
VP — Development	2005	124,615	2,500	—	—	—	127,115

(1)	Company match on employee contributions to the Company’s 401(k) plan.

The following table provides information on the value of each of the named executive officers’ options at December 31, 2006:
2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option
	Options		Options	Unearned	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date
Don Crosbie	200,000	(1)	—	—	0.20	10/20/07
Don Crosbie	1,500,000	(1)	—	—	0.15	6/3/13
Don Crosbie	200,000	(1)	—	—	0.29	9/21/14

Gary Austin	400,000	(1)	—	—	0.35	3/24/14
Gary Austin	100,000	(1)	—	—	0.29	9/21/14

Laura Bray	50,000	(1)	—	—	0.15	6/3/13
Laura Bray	100,000	(1)	—	—	0.29	9/21/14

(1)	These are shares underlying a warrant that originally vested over 3 years. All the shares have vested.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2006, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2006 there were outstanding options to purchase an aggregate of 25,000 shares at exercise prices ranging from $.30 to $8.00 per share and 336,538 shares remained available for option grants.

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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2006, there were outstanding options to purchase an aggregate of 956,776 shares at exercise prices ranging from $.15 to $8.00 per share and 375,916 shares remain available for option grants.
The following table summarizes the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2006 (none of the options granted have been exercised):

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-January 1, 2005	1,199,442	$0.30-8.00	$1.33
Granted	500,000	0.13	0.13
Expired	(792,666)	0.13-8.00	0.79

Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15
Granted	50,000	0.15	0.15
Expired	—	—	—

Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10

Options exercisable-December 31, 2006	906,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2006, had a weighted average remaining contractual life of approximately 6.4 years. Vested options had a weighted average remaining contractual life of 6.2 years at December 31, 2006. Compensation expense of $7,000 has been recognized for options granted to employees in 2006. No compensation expense has been recognized for options granted to employees in 2005. At December 31, 2006, options available for grant under the Company’s 1997 Plan were 375,916, and under the Company’s Directors’ Plan were 336,538. The intrinsic value of unvested and vested options was $2,000 and $0 at December 31, 2006, respectively.
WARRANTS
We have from time to time, issued warrants to our employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- January 1, 2005	4,054,943	$0.15-3.00	$0.19
Granted	—	—	—
Expired	(1,430,619)	0.15-3.00	0.21

Outstanding warrants-December 31, 2005	2,624,324	$0.15-0.35	$0.18
Granted	2,000,000	0.15-0.25	0.20
Expired	(1,000,000)	0.15	0.15

Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.20

Warrants exercisable-December 31, 2006	2,624,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2006, had a weighted average remaining contractual life of approximately 7.8 years. Vested employee warrants had a weighted average remaining contractual life of 7.1 years at December 31, 2006. The intrinsic value of unvested and vested employee warrants was $80,000 and $80,000 at December 31, 2006, respectively.
In addition to employee warrants, the Company had 5,039,000 warrants to non-employees outstanding at December 31, 2006, with exercise prices ranging from $0.15 to $0.30 and a weighted average exercise price of $0.19.
No employee options or warrants were exercised during 2006. No options or warrants were granted during 2006 to the individuals set forth in the Summary Compensation Table above.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 23, 2007,
•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding common stock,

•	each director and each of our named executive officers,

•	all of our directors and executive officers as a group, and

•	the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.
As used in the table below and elsewhere in this report, the term BENEFICIAL OWNERSHIP with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of February 23, 2007, and issuable upon conversion of the preferred stock. The shares of preferred stock allow the holder to vote with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred.
Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.
Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
Don Crosbie (1)	Common Stock	1,900,000	7.3	5.4

Gary Austin (2)	Common Stock	500,000	1.9	1.4

Laura Bray (3)	Common Stock	150,000	*	*

John C. Willems, III (5)	Common Stock	24,277	*	*

Thomas Michel (6)	Common Stock	1,160,200	4.5	3.3
	Series D Preferred Stock	100	13.9
	Series E Preferred Stock	50	100.0

Alfred Dubach (7)	Common Stock	1,220,000	4.7	3.5

Bo W. Lycke (4) (8) 4730 Melissa Ln. Dallas, Texas 75229	Common Stock	2,581,326	9.9	7.3

Robert H. Brown, Jr. (4) (9) 2626 Cole Ave, #400 Dallas, Texas 75204	Common Stock	1,362,354	5.2	3.9

McKesson Corporation One Post Street San Francisco, CA 94104	Common Stock	1,514,285	5.8	4.3

J. R. Schellenberg (4) (10) Kohlrainstrasse 1 Kusnacht Switzerland CH-8700	Common Stock	1,793,603	6.9	5.1

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Owner	Class	Power
Elmira United Corporation (11) Swiss Tower – 16th Floor Panama Republic of Panama	Common Stock	9,350,000	36.0	26.5

New York Ventures (12)	Common Stock	620,000	2.4	1.8
c/o BDO Visura	Series D Preferred Stock	620	86.1
Entfelderstrasse 1
CH-5001 Aarau

All our directors and	Common Stock	4,954,477	19.1	14.0
executive officers as a	Series D Preferred Stock	100	13.9
group (6 persons) (13)	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Consists of 1,900,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Consists of 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Consists of 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(4)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation (based upon the latest information reported to or known by us). Messrs. Lycke and Brown own 71.1% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.

(5)	Consists of 9,277 shares of common stock owned of record by Mr. Willems and 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Common Stock consists of 395,200 shares of common stock owned of record by Mr. Michel, 150,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 755,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Consists of 615,000 of common stock owned of record by Mr. Dubach, and 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(8)	Consists of 1,279,723 shares of common stock owned of record by Mr. Lycke (based upon the latest information reported to or known by us), 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(9)	Consists of 310,751 shares of common stock owned of record by Mr. Brown (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(10)	Consists of 742,000 shares of common stock owned of record by Mr. Schellenberg (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(11)	Consists of 9,350,000 shares of common stock owned of record by Elmira (based upon the latest information reported to or known by us).

(12)	Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.

(13)	Includes an aggregate of 3,950,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2006, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF	WEIGHTED-
	SECURITIES TO BE	AVERAGE	NUMBER OF SECURITIES
	ISSUED UPON EXERCISE	EXERCISE PRICE	REMAINING AVAILABLE
	OF OUTSTANDING	OF OUTSTANDING	FOR FUTURE ISSUANCE
	OPTIONS AND	OPTIONS AND	UNDER EQUITY
	WARRANTS	WARRANTS	COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	956,776	$1.10	712,454

Equity Compensation Plans Not Approved By Stockholders	5,408,324	0.18	—

Total	6,365,100	$0.34	712,454

*	Excludes securities reflected in column (a).
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
In June 2002, we issued warrants to acquire an aggregate of 50,000 shares of common stock to a non-employee in connection with an agreement for professional services to be rendered. The warrants contain an exercise price of $0.30 per share, are fully exercisable, and expire in October 2007.
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
In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 2,000,000 warrants remain outstanding. These warrants contain an exercise price of $0.15 per share, are fully exercisable, and expire in June 2013.
In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. These warrants contain an exercise price of $0.15 per share, are fully exercisable, and expire in June 2013.
In September 2004, we issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share, of which 400,000 warrants remain outstanding. These warrants are fully exercisable, and expire in September 2014.

In November 2006, we issued ten-year warrants to acquire an aggregate of 1,000,000 shares of common stock to certain employees at an exercise price of $0.25 per share. The warrants will become one-third exercisable in November 2007, two-thirds exercisable in November 2008 and fully exercisable in November 2009.
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
During the years ended December 31, 2005 and 2006, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
In May and June 2005, NFC exercised warrants to acquire an aggregate of 350,000 shares of common stock at $0.20 per share for an aggregate amount of $70,000.
In February and July 2006, we entered into unsecured loan agreements in the aggregate amount of $50,000 pursuant to two unsecured short-term loan agreements with Thomas Michel, a Director. In September 2006, upon the demand of the Director, we repaid principal on the above notes in the aggregate amount of $50,000 by entering into an unsecured loan agreement in the amount of $50,000 pursuant to convertible long-term loan agreement with the Director.
In September 2006, Thomas Michel, a Director, exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000 in payment of interest on short-term notes.
The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been approved and will be subject to approval by a majority of our independent and disinterested directors.

ITEM 13. EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3 (1)	Form of Warrant issued to Don Crosbie dated October 21, 2002

*4.4(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.5 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.6 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.7 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.8 (6)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

*4.9 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.10 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.11 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6 (1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

*10.7 (1)	Note dated August 1, 2002 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.8(6)	Note dated September 21, 2004 between Claimsnet.com and R.L. Armstrong Limited Partnership related to $50,000 loan.

10.9(6)	Note dated September 22, 2004 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.10(6)	Note dated October 4, 2004 between Claimsnet.com and Douglas R. Urquhart related to $50,000 loan.

10.11(6)	Note dated October 5, 2004 between Claimsnet.com and Newman Family Trust related to $100,000 loan.

10.12(6)	Note dated December 28, 2004 between Claimsnet.com and Elmira United Corporation related to $150,000 loan.

10.13(6)	Form of Registration Rights Agreement

10. 14(8)	Note dated November 2, 2005 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.15(8)	Note dated April 5, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.16(7)	Note dated July 22, 2005 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

*10.17(9)	Offer Letter of Mr. Kent McRee dated May 18, 2006.

*10.18(9)	Bonus Agreement Letter of Mr. Kent McRee dated May 18, 2006.

10.19(8)	Note dated June 15, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.20(10)	Note dated August 29, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.21(11)	Note dated September 29, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.22(12)	Note dated November 16, 2006 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.23(13)	Note dated November 29, 2006 between Claimsnet.com and Elmira United Corporation related to $300,000 loan.

10.24(13)	Equipment Lease Agreement dated December 1, 2006 between Claimsnet.com and E-Link Systems.

10.25(14)	Note dated January 16, 2007 between Claimsnet.com and Eganoc Services Corp related to $100,000 loan.

*10.26	Note dated January 24, 2007 between Claimsnet.com and Thomas Michel related to $10,000 loan.

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on February 16, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB quarter ended June 30, 2006, filed on July 26, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2006.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB quarter ended September 30, 2006, filed on October 26, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 29, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 16, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, and Timothy Carmody, CPA, for professional services rendered during the fiscal years ended December 31, 2006 and 2005.
Fiscal year ended December 31, 2006

FEE CATEGORY	WHITLEY PENN LLP	TIMOTHY CARMODY, CPA
Audit Fees (1)	$43,400	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	1,610
All Other Fees (4)	—	—

Total	$43,400	$1,610

Fiscal year ended December 31, 2005

FEE CATEGORY	WHITLEY PENN LLP	TIMOTHY CARMODY, CPA
Audit Fees (1)	$42,800	$—
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	1,595
All Other Fees (4)	—	—

Total	$42,800	$1,595

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2006 and December 31, 2005.

(2)	Audit-Related Fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the board of directors and audit committee.

(3)	Tax Fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)	All Other Fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.
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
Don Crosbie
President and
Chief Executive Officer,
Date: March 8, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007

/s/ Don Crosbie
Don Crosbie
President, Chief Executive Officer,
Class I Director and
Chairman of the Board

/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach
Alfred Dubach
Class I Director and
Vice Chairman of the Board

/s/ John C. Willems, III
John C. Willems, III
Class II Director

/s/ Thomas Michel
Thomas Michel
Class II Director