Form 10QSB
period 2007-03-31
CLAIMSNET COM INC
filed 2007-04-26
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 26,051,180 shares outstanding as of April 26, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2006 (audited) and the Three Months Ended March 31, 2007 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 5. Other Information

ITEM 6. Exhibits

SIGNATURES

CERTIFICATIONS

31.1 Certification of Don Crosbie
31.2 Certification of Laura M. Bray
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$243	$251
Accounts receivable, net of allowance for doubtful accounts of $6	220	207
Prepaid expenses and other current assets	35	38

Total current assets	498	496
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	213	230

TOTAL ASSETS	$711	$726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$175	$168
Accrued payroll and other current liabilities	85	91
Accrued interest	119	97
Capital leases — current portion	37	35
Deferred revenues — current portion	41	44
Notes payable to related parties — current portion	145	175
Convertible notes payable to related parties — current portion	200	200
Convertible notes payable — current portion	200	200

Total current liabilities	1,002	1,010
LONG-TERM LIABILITIES
Other long-term liabilities	2	3
Capital leases — long-term portion	72	82
Deferred revenues — long-term portion	21	23
Convertible notes payable to related parties — long-term portion	710	700
Convertible notes payable — long-term portion	100	—

Total long-term liabilities	905	808

Total liabilities	1,907	1,818
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 26,051,180 shares issued and outstanding as of March 31, 2007 and 26,001,180 as of December 31, 2006	26	26
Additional capital	43,169	43,166
Accumulated deficit	(44,391)	(44,284)

Total stockholders’ deficit	(1,196)	(1,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$711	$726

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
REVENUES	$415	$331
COST OF REVENUES	301	218

GROSS PROFIT	114	113

OPERATING EXPENSES
Selling, general and administrative	198	180

Total operating expenses	198	180

LOSS FROM OPERATIONS	(84)	(67)
OTHER INCOME (EXPENSE)
Interest expense — related parties	(18)	(7)
Interest expense — other	(8)	(5)
Interest income	3	—

Total other income (expense)	(23)	(12)

NET LOSS	$(107)	$(79)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	26,043	25,976

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2006 (audited) and the Three Months Ended March 31, 2007 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2005	1	$—	25,976	$26	$43,154	$(43,895)	$(715)
Warrants exercised for common stock	—	—	25	—	5	—	5
Stock based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(389)	(389)

Balances at December 31, 2006	1	—	26,001	26	43,166	(44,284)	(1,092)

Warrants exercised for common stock	—	—	50	—	10	—	10
Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(107)	(107)

Balances at March 31, 2007	1	$—	26,051	$26	$43,169	$(44,391)	$(1,196)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107)	$(79)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23	14
Bad debt expense	—	(2)
Stock based compensation (reversal)	(7)	—
Changes in operating assets and liabilities:
Accounts receivable	(13)	(18)
Prepaid expenses and other current assets	3	(8)
Current liabilities and deferred revenue	17	20

Net cash used in operating activities	(84)	(73)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(4)
Capitalized software development costs	(6)	—

Net cash used in investing activities	(6)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(8)	—
Proceeds from notes payable	100	25
Payment of notes payable	—	(10)
Proceeds from notes payable to related parties	10	37
Payment of notes payable to related parties	(30)	—
Proceeds from issuance of common stock	—	—
Proceeds from exercise of stock warrants	10	—

Net cash provided by financing activities	82	52

NET DECREASE IN CASH AND EQUIVALENTS	(8)	(25)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	251	28

CASH AND EQUIVALENTS, END OF PERIOD	$243	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$—

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of March 31, 2007 and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 8, 2007.

2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and softare consists of the following at March 31, 2007 (in thousands):

Computer hardware and software	$1,089
Software development costs	2,110
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	121

3,414
Less accumulated depreciation and amortization	(3,201)

$213

The assets held under capital leases have been included in property and equipment and total $121,000 with accumulated amortization of $13,000 for the quarter ended March 31, 2007. Amortization expense related to capital leases is included in depreciation expense.

4.	REVENUE RECOGNITION

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

5.	ACCOUNTING CHANGES

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three months ended March 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

6.	SHARE BASED PAYMENTS

The Company accounts for options and warrants issued to employees under Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions.

Upon the adoption of SFAS 123(R), the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

The following table summarizes share-based compensation expense (reversals as a result of unvested cancellations) related to share-based awards under SFAS No. 123(R) for the three months ended March 31, 2007 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended
	March 31, 2007
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	(7)	(7)

Total share-based compensation (reversal)	$—	$(7)	$(7)

There was no share-based compensation expense for the three months ended March 31, 2006.
The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired or cancelled	(50,000)	0.15	0.15

Outstanding options-March 31, 2007	906,776	$0.30-8.00	$1.15

Options exercisable-March 31, 2007	906,776	$0.30-8.00	$1.15

Outstanding options as of March 31, 2007, had a weighted average remaining contractual life of approximately 5.7 years. At March 31, 2007, options available for grant under the Company’s 1997 Plan were 425,916, and under the Company’s Directors’ Plan were 336,538. There was no intrinsic value related to options at March 31, 2007.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	(1,000,000)	0.25	0.25

Outstanding warrants-March 31, 2007	2,624,324	$0.15-0.35	$0.18

Warrants exercisable-March 31, 2007	2,624,624	$0.15-0.35	$0.18

Outstanding employee warrants as of March 31, 2007, had a weighted average contractual life of approximately 6.3 years. There was no intrinsic value related to warrants at March 31, 2007.

7.	LOANS FROM RELATED PARTIES

On January 23, 2007, the Company entered into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with a director of the Company. The note bears interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 shares per $10,000 of principal. Interest is payable on maturity.

The conversion price for the convertible note was in excess of the trading price on the date of issuance, therefore no beneficial conversion feature exists for the note.

8.	LOANS

On January 16, 2007, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to a convertible long-term loan agreement. The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 shares per $10,000 of principal. Interest is payable on maturity.

The conversion price for the convertible note was in excess of the trading price on the date of issuance, therefore no beneficial conversion feature exists for the note.

ITEM 2. Management’s Discussion and Analysis or Plan of Operation
FORWARD-LOOKING STATEMENTS
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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006 and the following:
•	our ability to raise additional capital and secure additional financing;

•	our ability to successfully implement our revised business strategy;

•	our ability to market our services;

•	our ability to develop and maintain strategic partnerships or alliances;

•	our ability to maintain and increase our customer base;

•	our ability to protect our intellectual property rights;

•	our ability to further develop our technology and transaction processing system;

•	our ability to respond to competitive developments;

•	our ability to attract and retain key employees;

•	our ability to comply with government regulations;

•	the effects of natural disasters, computer viruses and similar disruptions to our computer systems;

•	threats to Internet security; and

•	acceptance of the Internet and other online services in the healthcare industry and in general.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.
IN GENERAL
As of March 31, 2007, we had a working capital deficit of $(504,000) and a stockholders’ deficit of $(1,196,000). We generated revenues of $415,000 for the three months ended March 31, 2007 and $331,000 for the three months ended March 31, 2006. We have incurred net losses since inception and had an accumulated deficit of $(44,391,000) at March 31, 2007. We expect to continue to operate at a loss in the near future.

The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, current regulations require us to begin complying with Sarbanes-Oxley Section 404 for our fiscal year ending December 31, 2007. Compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources during 2007 and thereafter which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006
REVENUES
Revenues for the three months ended March 31, 2007 (the “2007 first quarter”) were $415,000 compared to $331,000 for the three months ended March 31, 2006 (the “2006 first quarter”), representing an increase of 25%. Revenues for the 2007 first quarter from recurring revenue sources totaled $412,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. Revenues for the 2006 first quarter from recurring revenue sources totaled $327,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES
Cost of revenues for the 2007 first quarter was $301,000, compared with $218,000 for the 2006 first quarter, representing an increase of 38%. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $6,000 for the 2007 first quarter compared with $18,000 for the 2006 first quarter. The decrease in data center expenses resulted from a capital lease of equipment that was previously provided by the data center. Transaction processing expenses were $94,000 for the 2007 first quarter compared to $57,000 in the 2006 first quarter. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $179,000 for the 2007 first quarter compared to $133,000 for the 2006 first quarter, primarily due to the addition of personnel. Software amortization and development project amortization expenses were $10,000 for both the 2007 and 2006 first quarters. The 2007 first quarter also included $12,000 for depreciation associated with the capital lease equipment.
OPERATING EXPENSES
There were no research and development expenses for the 2007 first quarter or the 2006 first quarter. Research and development expenses are ordinarily comprised of personnel costs and related expenses. During the second quarter of 2006, we began development of a customer care application and two customer support inquiry tools. We capitalized development costs of $6,000 during the 2007 first quarter. No research or development projects were undertaken during the 2006 first quarter.
Selling, general and administrative expenses for the 2007 first quarter were $198,000 compared with $180,000 for the 2006 first quarter, primarily attributable to increase in personnel and associated benefits. A reduction in compensation expense for stock-based payment transactions was $7,000 for the 2007 first quarter, a result of an unvested cancellation. No compensation expense in stock-based payment transactions was recognized in 2006.
OTHER INCOME (EXPENSE)
Interest expense of $26,000 was incurred for the 2007 first quarter on financing fees and related party debt compared with $12,000 for the 2006 first quarter. Interest income was $3,000 for the 2007 first quarter. There was no interest income in the 2006 first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $84,000 for the 2007 first quarter was primarily related to net loss of $107,000 plus stock based compensation reversal of $7,000 and changes in working capital of $7,000, less depreciation of $23,000. Net cash used in operating activities of $73,000 for the 2006 three months was primarily related to net loss of $79,000, less depreciation of $14,000 offset by changes in working capital of $8,000.
Net cash used in investing activities for the 2007 first quarter was $6,000 related to the cost of software development capitalized during the period compared with $4,000 for the 2006 first quarter related to the purchase of computer hardware.
Net cash provided by financing activities in the 2007 first quarter was $82,000, of which $10,000 was related to proceeds from related party debt, $100,000 in proceeds from third party debt, and $10,000 from the exercise of previously issued warrants offset by $30,000 of debt repayments and $8,000 of capital lease principal payments. Net cash provided by financing activities in the 2006 first quarter was $52,000, of which $37,000 was related to proceeds from related party debt and $25,000 in proceeds from third party debt offset by $10,000 used to repay debt.
On January 16, 2007, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement. The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 per $10,000 of principal. Interest is payable on maturity.

On January 23, 2007, the Company entered into an unsecured loan agreement in the amount of $10,000 pursuant to convertible long-term loan agreement with a director of the Company. The note bears interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, current regulations require us to begin complying with Sarbanes-Oxley Section 404 for our fiscal year ending December 31, 2007. Compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources during 2007 and thereafter which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. Controls and Procedures
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 and concluded that the disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 16, 2007, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to a convertible long-term loan agreement with Eganoc Services Corp. The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 per $10,000 of principal. Interest is payable on maturity. The shares were not registered under the Securities Act by virtue of the exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering and the purchaser is an accredited investor.
On January 23, 2007, the Company entered into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with Thomas Michel, one of our directors. The note bears interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided in Section 4(2) of the Securities Act of 1933, as amended. The issuance did not involve a public offering and the purchaser is an accredited investor.
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1 (2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2 (2)	Bylaws, as amended

4.1 (2)	Form of Common Stock Certificate

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

4.3 (1)	Form of Warrant issued to Don Crosbie dated October 21, 2002

4.4 (4)	Form of Warrant issued to Don Crosbie dated June 3, 2003

4.5 (4)	Form of Warrant issued to certain employees dated June 3, 2003

4.6 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003

4.7 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

4.8 (5)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

4.9 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.10 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.11 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1 (6)	Note dated January 16, 2007 between Claimsnet.com and Eganoc Services related to $100,000 loan.

10.2 (6)	Note dated January 23, 2007 between Claimsnet.com and Thomas Michel related to $10,000 loan.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on March 8, 2007.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLAIMSNET.COM INC.
(Registrant)
April 26, 2007

By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer
April 26, 2007

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray