Form 10QSB
period 2007-06-30
CLAIMSNET COM INC
filed 2007-07-24
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 26,051,180 shares outstanding as of July 24, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☐       No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (audited)

Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2007 and 2006, and for the Six Months Ended June 30, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2006 (audited) and the Six Months Ended June 30, 2007 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006

Notes to Consolidated Financial Statements

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

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

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$131	$251
Accounts receivable, net of allowance for doubtful accounts of $6	209	207
Prepaid expenses and other current assets	36	38

Total current assets	376	496
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	199	230

TOTAL ASSETS	$575	$726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$126	$168
Accrued payroll and other current liabilities	77	91
Accrued interest	142	97
Capital leases – current portion	38	35
Deferred revenues – current portion	36	44
Notes payable to related parties – current portion	145	175
Convertible notes payable to related parties – current portion	200	200
Convertible notes payable – current portion	200	200

Total current liabilities	964	1,010
LONG TERM LIABILITIES
Other long-term liabilities	2	3
Capital leases – long-term portion	62	82
Deferred revenues – long-term portion	19	23
Convertible notes payable to related parties – long-term portion	710	700
Convertible notes payable – long-term portion	100	–

Total long-term liabilities	893	808

Total liabilities	1,857	1,818

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of June 30, 2007 and December 31, 2006	–	–
Common stock, $.001 par value; 40,000,000 shares authorized; 26,051,180 shares issued and outstanding as of June 30, 2007 and 26,001,180 as of December 31, 2006	26	26
Additional capital	43,169	43,166
Accumulated deficit	(44,477)	(44,284)

Total stockholders’ deficit	(1,282)	(1,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$575	$726

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES	$411	$342	$826	$673

COST OF REVENUES	272	232	573	450

GROSS PROFIT	139	110	253	223

OPERATING EXPENSES
Selling, general and administrative	201	207	398	386

Total operating expenses	201	207	398	386

LOSS FROM OPERATIONS	(62)	(97)	(145)	(163)

OTHER INCOME (EXPENSE)
Interest income	2	—	5	—
Interest expense – related parties	(18)	(9)	(17)	(16)
Interest expense - other	(9)	(6)	(36)	(11)

Total other income (expense)	(25)	(15)	(48)	(27)

NET LOSS	$(87)	$(112)	$(193)	$(190)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	26,051	25,976	26,047	25,976

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2006 (audited) and the Six Months Ended June 30, 2007 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2005	1	$—	25,976	$26	$43,154	$(43,895)	$(715)

Warrants exercised for common stock	—	—	25	—	5	—	5

Stock based compensation	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	(389)	(389)

Balances at December 31, 2006	1	—	26,001	26	43,166	(44,284)	(1,092)

Warrants exercised for common stock	—	—	50	—	10	—	10

Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(193)	(193)

Balances at June 30, 2007	1	$—	26,051	$26	$43,169	$(44,477)	$(1,282)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(193)	$(190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37	28
Bad debt expense	—	3
Stock based compensation (reversal)	(7)	5
Changes in operating assets and liabilities:
Accounts receivable	(2)	(9)
Prepaid expenses and other current assets	2	(8)
Current liabilities	(24)	10

Net cash used in operating activities	(187)	(161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(7)
Capitalized software development costs	(6)	(14)

Net cash used in investing activities	(6)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(17)	—
Proceeds from notes payable	100	45
Payment of notes payable	—	(45)
Proceeds from notes payable to related parties	10	187
Payment of notes payable to related parties	(30)	(22)
Proceeds from exercise of stock warrants	10	—

Net cash provided by financing activities	73	165

NET DECREASE IN CASH AND EQUIVALENTS	(120)	(17)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	251	28

CASH AND EQUIVALENTS, END OF PERIOD	$131	$11

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$8	$1

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds from recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at June 30, 2007 (in thousands):

Computer hardware and software	$1,089
Software development costs	2,110
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	121

3,414
Less accumulated depreciation and amortization	(3,215)

$199

The assets held under capital leases have been included in property and equipment and total $121,000 with accumulated amortization of $24,000 for the quarter ended June 30, 2007. Amortization expense related to capital leases is included in depreciation expense.

4.	REVENUE RECOGNITION

The Company generally enters into service agreements with its customers to provide access to its hosted software platform for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of its software at any time during or at the end of the agreements. The end users of the Company’s software application access its hosted software platform or privately hosted versions of its software application via the internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to its servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. The Company currently uses an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records them as deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

5.	ACCOUNTING CHANGES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three and six months ended June 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In February 2007, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

6.	SHARE BASED PAYMENTS

The Company accounts for options and warrants issued to employees under SFAS No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when an entity obtains employee services in stock-based payment transactions.

Upon the adoption of SFAS 123(R), the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

There was no share-based compensation expense for the three months ended June 30, 2007.

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

The following table summarizes share-based compensation expense (reversals as a result of unvested cancellations) related to share-based awards under SFAS No. 123(R) for the six months ended June 30, 2007 which is recorded in the statement of operations as follows (in thousands):

	Six Months Ended
	June 30, 2007
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	(7)	(7)

Total share-based compensation (reversal)	$—	$(7)	$(7)

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the six months ended June 30, 2006 which is recorded in the statement of operations as follows (in thousands):

	Six Months Ended
	June 30, 2006
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	5	5

Total share-based compensation	$—	$5	$5

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired or cancelled	(56,000)	0.15-8.00	0.29

Outstanding options-June 30, 2007	900,776	$0.30-8.00	$1.15

Options exercisable-June 30, 2007	900,776	$0.30-8.00	$1.15

Outstanding options as of June 30, 2007, had a weighted average remaining contractual life of approximately 5.5 years. At June 30, 2007, options available for grant under the Company’s 1997 Plan were 431,916, and under the Company’s Directors’ Plan were 336,538. There was no intrinsic value related to options at June 30, 2007.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	(1,025,000)	0.15-0.25	0.25

Outstanding warrants-June 30, 2007	2,599,324	$0.15-0.35	$0.18

Warrants exercisable-June 30, 2007	2,599,624	$0.15-0.35	$0.18

Outstanding employee warrants as of June 30, 2007, had a weighted average contractual life of approximately 6.3 years. There was no intrinsic value related to warrants at June 30, 2007.

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
This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.
IN GENERAL
As of June 30, 2007, we had a working capital deficit of $(588,000) and a stockholders’ deficit of $(1,282,000). We generated revenues of $826,000 for the six months ended June 30, 2007 and $673,000 for the six months ended June 30, 2006. We have incurred net losses since inception and had an accumulated deficit of $(44,477,000) at June 30, 2007. We expect to continue to operate at a loss for the near future.
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
RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2006
REVENUES
Revenues for the three months ended June 30, 2007 (the “2007 second quarter”) were $411,000 compared to $342,000 for the three months ended June 30, 2006 (the “2006 second quarter”), representing an increase of 20%. Revenues for the 2007 second quarter from recurring revenue sources from existing clients totaled $410,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $1,000 and were related to support and other fees. Revenues for the 2006 second quarter from recurring revenue sources totaled $338,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $4,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for existing clients.
Revenues for the six months ended June 30, 2007 (the “2007 first half”) were $826,000 compared to $673,000 for the six months ended June 30, 2006 (the “2006 first half”), representing an increase of 23%. Revenues for the 2007 first half from recurring revenue sources totaled $822,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $5,000 and were related to support and other fees. Revenues for the 2006 first half from recurring revenue sources totaled $665,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $8,000 and were related to support and other fees. The increase in revenues for the six month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for existing clients.
COST OF REVENUES
Cost of revenues for the 2007 second quarter was $272,000, compared with $232,000 for the 2006 second quarter, representing an increase of 17%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses decreased 61% to $7,000 for the 2007 second quarter compared with $18,000 for the 2006 second quarter. The decrease in data center expenses resulted from a capital lease of equipment that was previously provided by the data center. Transaction processing expenses were $97,000 for the 2007 second quarter compared to $73,000 in the 2006 second quarter. The increase in third party transaction processing expenses was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $155,000 for the 2007 second quarter compared to $131,000 for the 2006 second quarter, primarily due to the addition of personnel. Software amortization and development project amortization expenses decreased to $3,000 for the 2007 second quarter from $10,000 for the 2006 second quarter. The 2007 second quarter also included $10,000 for depreciation associated with the capital lease equipment.
Cost of revenues for the 2007 first half was $573,000, compared with $450,000 for the 2006 first half, representing an increase of 27%. Data center expenses decreased 64% to $13,000 for the 2007 first half compared with $36,000 for the 2006 first half. The decrease in data center expenses resulted from a capital lease of equipment that was previously provided by the data center. Transaction processing expenses increased to $191,000 for the 2007 first half compared to $131,000 for the 2006 first half. The increase in third party transaction processing expenses was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $334,000 for the 2007 first half compared to $263,000 for the 2006 first half, primarily attributable to additional personnel. Software amortization and development project amortization expenses decreased to $13,000 for the 2007 first half from $20,000 for the 2006 first half. The 2007 first half also included $22,000 for depreciation associated with the capital lease equipment.

OPERATING EXPENSES
There were no research and development expenses for the 2007 or 2006 first half. Research and development expenses are comprised of personnel costs and related expenses. During the 2006 second quarter, we began development of a customer care application and two customer support inquiry tools. We capitalized no development costs during the 2007 second quarter and development cost of $6,000 during the 2007 first half, respectively. We capitalized development costs of $14,000 during the 2006 second quarter and 2006 first half, respectively.
Selling, general and administrative expenses for the 2007 second quarter were $201,000 compared with $207,000 for the 2006 second quarter and $398,000 for the 2007 first half, compared with $386,000 for the 2006 first half, an increase of 2%. No compensation expense in stock-based payment transactions was recognized for the 2007 second quarter. A reversal of compensation expense in stock-based payment transactions of $7,000 was recognized for the 2007 first half, as a result of an unvested warrant cancellation. Recognition of compensation expense in stock-based payment transactions was $5,000 for the 2006 second quarter and 2006 first half.
OTHER INCOME (EXPENSE)
Interest expense of $27,000 and $53,000 was incurred for the 2007 second quarter and 2007 first half, respectively, on financing fees and affiliate debt compared with $15,000 and $27,000 for the 2006 second quarter and 2006 first half, respectively. Interest income was $5,000 for the 2007 first half. There was no interest income in the 2006 first half.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $187,000 for the 2007 first half was primarily related to net loss of $193,000, less depreciation of $37,000 offset by stock based compensation reversal of $7,000 and changes in working capital of $24,000. Net cash used in operating activities of $161,000 for the 2006 first half was primarily related to net loss of $190,000, less depreciation of $28,000, provision for doubtful accounts of $3,000 and stock based compensation of $5,000 offset by changes in working capital of $7,000.
Net cash used in investing activities for the 2007 first half was $6,000 related to the cost of software development capitalized during the period. Net cash used in investing activities for the 2006 first half was $21,000 and consisted of $7,000 related to the purchase of equipment and $14,000 related to the cost of software development capitalized during the period.
Net cash provided by financing activities in the 2007 first half was $73,000, of which $10,000 was related to proceeds from related party debt, $100,000 was proceeds from third party debt, and $10,000 was from the exercise of previously issued warrants offset by $30,000 of debt repayments and $17,000 of capital lease principal payments. Net cash provided by financing activities in the 2006 first half was $165,000, of which $187,000 was related to proceeds from related party debt and $45,000 was proceeds from third party debt offset by $67,000 of debt repayments.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 and concluded that the disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
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

CLAIMSNET.COM INC.
(Registrant)

July 24, 2007

By:	/s/ Don Crosbie

Don Crosbie
Chief Executive Officer

July 24, 2007

By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer

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