Form 10QSB
period 2007-09-30
CLAIMSNET COM INC
filed 2007-10-23
CIK 1046057

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  _____  No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 26,051,180 shares outstanding as of October 23, 2007.
Transitional Small Business Disclosure Format (check one) Yes  _____  No ☑

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION	2

ITEM 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (audited)	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 2007 and 2006, and for the Nine Months Ended September 30, 2007 and 2006	4

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2006 (audited) and the Nine Months Ended September 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3. Controls and Procedures	17

PART II. OTHER INFORMATION	18

ITEM 6. Exhibits	18

SIGNATURES	20

CERTIFICATIONS	21
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1: Financial Statements
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$61	$251
Accounts receivable, net of allowance for doubtful accounts of $1 and $6, respectively	284	207
Prepaid expenses and other current assets	36	38

Total current assets	381	496
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	183	230

TOTAL ASSETS	$564	$726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$127	$168
Accrued payroll and other current liabilities	111	91
Accrued interest	144	97
Capital leases — current portion	39	35
Deferred revenues — current portion	32	44
Notes payable to related parties — current portion	195	175
Convertible notes payable to related parties — current portion	200	200
Convertible notes payable — current portion	200	200

Total current liabilities	1,048	1,010
LONG-TERM LIABILITIES
Other long-term liabilities	1	3
Capital leases — long-term portion	52	82
Deferred revenues — long-term portion	17	23
Convertible notes payable to related parties — long-term portion	710	700
Convertible notes payable — long-term portion	100	—

Total long-term liabilities	880	808

Total liabilities	1,928	1,818
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of September 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 26,051,180 shares issued and outstanding as of September 30, 2007 and 26,001,180 as of December 31, 2006	26	26
Additional capital	43,169	43,166
Accumulated deficit	(44,559)	(44,284)

Total stockholders’ deficit	(1,364)	(1,092)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$564	$726

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES	$414	$381	$1,240	$1,054

COST OF REVENUES	274	239	846	690

GROSS PROFIT	140	142	394	364

OPERATING EXPENSES
Selling, general and administrative	195	218	594	602

Total operating expenses	195	218	594	602

LOSS FROM OPERATIONS	(55)	(76)	(200)	(238)

OTHER INCOME (EXPENSE)
Interest income	1	—	6	—
Interest expense — related parties	(18)	(12)	(27)	(28)
Interest expense — other	(9)	(5)	(54)	(16)

Total other income (expense)	(26)	(17)	(75)	(44)

NET LOSS	$(81)	$(93)	$(275)	$(282)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	26,051	25,977	26,048	25,976

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2006 (audited) and the Nine Months Ended September 30, 2007 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders'
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2005	1	$—	25,976	$26	$43,154	$(43,895)	$(715)

Warrants exercised for common stock	—	—	25	—	5	—	5

Stock based compensation	—	—	—	—	7	—	7

Net loss	—	—	—	—	—	(389)	(389)

Balances at December 31, 2006	1	—	26,001	26	43,166	(44,284)	(1,092)

Warrants exercised for common stock	—	—	50	—	10	—	10

Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(275)	(275)

Balances at September 30, 2007	1	$—	26,051	$26	$43,169	$(44,559)	$(1,364)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275)	$(282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	39
Bad debt expense	—	5
Stock based compensation (reversal)	(7)	10
Changes in operating assets and liabilities:
Accounts receivable	(77)	10
Prepaid expenses and other current assets	2	(10)
Current and non-current liabilities	6	25

Net cash used in operating activities	(296)	(203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(11)
Capitalized software development costs	(6)	(45)

Net cash used in investing activities	(8)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(26)	—
Proceeds from notes payable	100	45
Payment of notes payable	—	(69)
Proceeds from notes payable to related parties	60	372
Payment of notes payable to related parties	(30)	(72)
Proceeds from exercise of stock warrants	10	—

Net cash provided by financing activities	114	276

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(190)	17
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	251	28

CASH AND EQUIVALENTS, END OF PERIOD	$61	$45

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$32	$3

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payments of interest through exercise of warrants	$—	$5

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

3.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at September 30, 2007 (in thousands):

Computer hardware and software	$1,091
Software development costs	2,110
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	121

3,416
Less accumulated depreciation and amortization	(3,233)

$183

The assets held under capital leases have been included in property and equipment and total $121,000 with accumulated amortization of $34,000 for the quarter ended September 30, 2007. Amortization expense related to capital leases is included in depreciation expense.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three and nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

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

There was no share-based compensation expense for the three months ended September 30, 2007.

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the three months ended September 30, 2006 which is recorded in the statement of operations as follows (in thousands):

	Three Months Ended
	September 30, 2006
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	5	5

Total share-based compensation	$—	$5	$5

The following table summarizes share-based compensation expense (reversals as a result of unvested cancellations) related to share-based awards under SFAS No. 123(R) for the nine months ended September 30, 2007 which is recorded in the statement of operations as follows (in thousands):

	Nine Months Ended
	September 30, 2007
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	(7)	(7)

Total share-based compensation (reversal)	$—	$(7)	$(7)

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123(R) for the nine months ended September 30, 2006 which is recorded in the statement of operations as follows (in thousands):

	Nine Months Ended
	September 30, 2006
	Unvested	Unvested Warrants
	Stock Options	for Common Stock	Total
Selling, general and administrative expense	—	10	10

Total share-based compensation	$—	$10	$10

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired or cancelled	(56,000)	0.15-8.00	0.29

Outstanding options-September 30, 2007	900,776	$0.30-8.00	$1.15

Options exercisable-September 30, 2007	900,776	$0.30-8.00	$1.15

Outstanding options as of September 30, 2007, had a weighted average remaining contractual life of approximately 5.2 years. At September 30, 2007, options available for grant under the Company’s 1997 Plan were 431,916, and under the Company’s Directors’ Plan were 336,538. There was no intrinsic value related to options at September 30, 2007.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	(1,025,000)	0.15-0.25	0.25

Outstanding warrants-September 30, 20072,599,324		$0.15-0.35	$0.18

Warrants exercisable-September 30, 2007	2,599,624	$0.15-0.35	$0.18

Outstanding employee warrants as of September 30, 2007, had a weighted average contractual life of approximately 5.8 years. There was no intrinsic value related to warrants at September 30, 2007.
7.	LOANS FROM RELATED PARTIES

On September 27, 2007, the Company entered into an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Elmira United Corporation (“Elmira”), a 5% stockholder. The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due January 31, 2008.

On September 22, 2007, an amendment was made to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Elmira dated September 22, 2004 with an original due date of September 22, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.

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

On September 21, 2007, an amendment was made pursuant to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with R.L Armstrong Limited Partnership dated September 21, 2004 with an original due date of September 21, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.

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

9.	SUBSEQUENT EVENTS

On October 4, 2007, an amendment was made to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Douglas R. Urquhart dated October 4, 2004 with an original due date of October 4, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.

On October 5, 2007, an amendment was made to an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with the Newman Family Trust dated October 5, 2004 with an original due date of October 5, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.

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
IN GENERAL
As of September 30, 2007, we had a working capital deficit of $667,000 and a stockholders’ deficit of $1,364,000. We generated revenues of $1,240,000 for the nine months ended September 30, 2007 and $1,054,000 for the nine months ended September 30, 2006. We have incurred net losses since inception and had an accumulated deficit of $44,559,000 at September 30, 2007. We expect to continue to operate at a loss for the near future. We generated net losses of $81,000 for the three months ended September 30, 2007 and $93,000 for the three months ended September 30, 2006. We generated net losses of $275,000 for the nine months ended September 30, 2007 and $282,000 for the nine months ended September 30, 2006.
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
RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
REVENUES
Revenues for the three months ended September 30, 2007 (the “2007 third quarter”) were $414,000 compared to $381,000 for the three months ended September 30, 2006 (the “2006 third quarter”), representing an increase of 9%. Revenue sources were related to claims processing, support and other fees. The increase in revenues for the three month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for existing clients.
Revenues for the nine months ended September 30, 2007 (the “2007 nine month”) were $1,240,000 compared to $1,054,000 for the nine months ended September 30, 2006 (the “2006 nine months”), representing an increase of 18%. Revenue sources were related to claims processing, support and other fees. The increase in revenues for the nine month comparable periods was the result of both the addition of new clients and an increase in the volume of transactions processed for existing clients
COST OF REVENUES
Cost of revenues for the 2007 third quarter was $274,000, compared with $239,000 for the 2006 third quarter, representing an increase of 15%. The four ordinary components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Data center expenses were $8,000 for the 2007 third quarter compared with $17,000 for the 2006 third quarter, primarily due to equipment leases entered into in the fourth quarter 2006. Transaction processing expenses were $94,000 for the 2007 third quarter compared to $82,000 in the 2006 third quarter. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $156,000 for the 2007 third quarter compared to $130,000 for the 2006 third quarter, primarily attributable to the hiring of additional support personnel. Software amortization and development project amortization expenses increased to $16,000 for the 2007 third quarter from $10,000 for the 2006 third quarter.
Cost of revenues for the 2007 nine months was $846,000, compared with $690,000 for the 2006 nine months, representing an increase of 23%. Data center expenses decreased to $21,000 for the 2007 nine months compared with $53,000 for the 2006 nine months, primarily due to equipment leases entered into in the fourth quarter 2006. Transaction processing expenses increased to $285,000 for the 2007 nine months compared to $213,000 for the 2006 nine months. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $490,000 for the 2007 nine months compared to $394,000 for the 2006 nine months, primarily attributable to the hiring of additional support personnel. Software amortization and development project amortization expenses increased to $50,000 for the 2007 nine months from $30,000 for the 2006 nine months. The increase in amortization expense was primarily attributable to software development projects put into production.
OPERATING EXPENSES
There were no research and development expenses for the 2007 or 2006 nine months. Research and development expenses are comprised of personnel costs and related expenses. During the 2006 nine months, we began development of a customer care application and two customer support inquiry tools. We capitalized no development costs during the 2007 third quarter and capitalized development costs of $6,000 during the 2007 nine months. We capitalized development costs of $31,000 during the 2006 third quarter and $45,000 during the 2006 nine months.

Selling, general and administrative expenses for the 2007 third quarter were $195,000 compared with $218,000 for the 2006 third quarter and $594,000 for the 2007 nine months, compared with $602,000 for the 2006 nine months. These decreases were primarily the result of staff reductions during 2007. No compensation expense in stock-based payment transactions was recognized for the 2007 third quarter. A reversal of compensation expense in stock-based payment transactions of $7,000 was recognized for the 2007 nine months, as a result of an unvested warrant cancellation. Recognition of compensation expense in stock-based payment transactions was $5,000 for the 2006 third quarter and $10,000 for the 2006 nine months.
OTHER INCOME (EXPENSE)
Interest expense of $27,000 and $81,000 was incurred for the 2007 third quarter and 2007 nine months, respectively, on financing fees and debt compared with $17,000 and $44,000 for the 2006 third quarter and 2006 nine months, respectively. Interest income was $1,000 and $6,000 for 2007 third quarter and 2007 nine months, respectively. There was no interest income in the 2006 third quarter and nine months.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $296,000 for the 2007 nine months was primarily related to net loss of $275,000, less depreciation of $55,000 offset by stock based compensation reversal of $7,000 and changes in other operating balances of $69,000. Net cash used in operating activities of $203,000 for the 2006 nine months was primarily related to net loss of $282,000, less depreciation of $39,000, provision for doubtful accounts of $5,000, stock based compensation of $10,000 and changes in other operating balances of $25,000.
Net cash used in investing activities for the 2007 nine months was $2,000 related to the purchase of equipment and $6,000 related to the cost of software development capitalized during the period. Net cash used in investing activities for the 2006 nine months was $11,000 related to the purchase of equipment and $45,000 related to the cost of software development capitalized during the period.
Net cash provided by financing activities in the 2007 nine months was $114,000, of which $10,000 was related to proceeds from the exercise of previously issued stock warrants, $60,000 was related to proceeds from related party debt and $100,000 was proceeds from third party debt offset by $30,000 of debt repayments and $26,000 of capital lease principal payments. Net cash provided by financing activities in the 2006 nine months was $276,000, of which $372,000 was related to proceeds from related party debt and $45,000 was proceeds from third party debt offset by $141,000 of debt repayments.
On September 27, 2007, the Company entered into an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Elmira United Corporation (“Elmira”), a 5% stockholder. The note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due January 31, 2008.
On September 22, 2007, an amendment was made to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Elmira dated September 22, 2004 with an original due date of September 22, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.
On September 21, 2007, an amendment was made to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with R.L Armstrong Limited Partnership dated September 21, 2004 with an original due date of September 21, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.
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

Subsequent to quarter end, on October 4, 2007, an amendment was made to an unsecured loan agreement in the amount of $50,000 pursuant to an unsecured short-term loan agreement with Douglas R. Urquhart dated October 4, 2004 with an original due date of October 4, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect.
Subsequent to quarter end, on October 5, 2007, an amendment was made to an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with the Newman Family Trust dated October 5, 2004 with an original due date of October 5, 2007. Pursuant to the amendment, payments equal to the principal and accrued and unpaid interest on the note are now due January 31, 2008. All other terms of the original agreement remain in effect
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2007. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, current regulations require us to begin complying with Sarbanes-Oxley Section 404 for our fiscal year ending December 31, 2007. Compliance with Sarbanes-Oxley Section 404 will place additional strain on our limited managerial, operational, and financial resources during 2007 and thereafter which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 and concluded that the disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to issue an attestation report on internal control over financial reporting. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment. We have not completed this process or our assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1(2)	Certificate of Incorporation

3.1(a)(2)	Certificate of Amendment to Certificate of Incorporation

3.1(b)(3)	Certificate of Designation of Series A Preferred Stock

3.1(c)(3)	Certificate of Designation of Series B Preferred Stock

3.1(d)(3)	Certificate of Designation of Series C Preferred Stock

3.1(e)(3)	Certificate of Designation of Series D Preferred Stock

3.1(f)(1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2(3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

4.3(1)	Form of Warrant issued to Don Crosbie dated October 21, 2002

4.4(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003

4.5(4)	Form of Warrant issued to certain employees dated June 3, 2003

4.6(4)	Form of Warrant issued to Thomas Michel dated June 3, 2003

4.7(4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

4.8(5)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

4.9(5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.10(5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.11(5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1	Note dated September 27, 2007 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)

October 23, 2007

By:	/s/ Don Crosbie

Don Crosbie Chief Executive Officer

October 23, 2007

By:	/s/ Laura M. Bray

Laura M. Bray Chief Financial Officer