Form 10KSB
period 2007-12-31
CLAIMSNET COM INC
filed 2008-02-26
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

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
Issuer’s telephone number: 972-458-1701
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for the year ended December 31, 2007: $1,648,000.
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the average of bid and ask price of $0.07 on the OTC Bulletin Board stock market on February 19, 2008, was $1,827,083.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 26,101,180 shares outstanding as of February 19, 2008.
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
We believe that the following are significant advantages of our electronic transaction processing services:
•	the ability to easily configure the system to meet the specific needs of our clients, both in the format and content of data being exchanged;
•	the ability to accept input from a variety of sources (direct output from a provider’s practice management system, EDI files from clearinghouses and trading partners, and data conversion from scanned paper forms), pre-process the data, improve the data or reject the transaction according to client-specific business rules, and deliver the data in a consistent and client-defined format;
•	the ability to create multiple custom website formats to be promoted by partners and sponsors without modification of the server-based processing systems;
•	the ability of healthcare providers utilizing their websites to interactively process claims on the Internet and receive real time edits prior to claim submission; and
•	the minimal software and processing power required for providers to utilize our proprietary software.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) includes a section on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of “individually identifiable health information.” All healthcare organizations are affected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations with implementation by all entities no later than October 2004. The provisions relating to standards for privacy were implemented in April 2003 for large organizations and April 2004 for small organizations. The provisions relating to security were implemented by April 2005. The provisions relating to national provider identifiers were implemented by May 2007.
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
We recently acquired substantially all the assets of Acceptius, Inc. (“Acceptius”), a provider of data processing services to the health care industry, also located in Dallas, Texas. We expect that the acquisition could have a significant impact on our results of operations and financial condition during 2008.
MARKETING EFFORTS
In October 2002, we began to build a direct sales organization and launched a marketing campaign to communicate our service capabilities and value proposition to our target market, primarily payers, third party administrators, and provider networks. This effort resulted in business relationships being established with approximately 50 payers, and forms the base of the growth in our revenue. During 2006, all members of the direct sales team left our company for various reasons. During 2007, we have continued to focus on reducing losses; however, it is our intention to rebuild a direct sales force during 2008. In the interim, all sales efforts are being handled by our management team.
In support of our marketing strategy, we have been and are presently a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation’s healthcare payers.

Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including arrangements entered into in 2000, 2003 and 2004 with business-to-business healthcare transaction service providers and application service providers such as DST Health (formerly Synertech Systems, Inc.), SourceLynx and Tela Sourcing to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own Internet-based service.
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
Our personnel access the web server hosting environment remotely via a secure Virtual Private Network (VPN) for technical operations support. Examples of the type of support provided include migrating website changes to production, database administration, and Claims Processing Engine monitoring and management.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 40% and 35% of our revenues for 2007 and 2006, respectively, revenues received from another customer represented 11% and 14% of our revenues for 2007 and 2006, respectively, and revenues received from a third customer represented 9% of our revenues for both 2007 and 2006.
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
On September 11, 2002, we sold certain assets consisting primarily of customer contracts (the “Assigned Contracts”) and related revenue streams thereunder to ProxyMed. At the same time, we also entered into an Affiliate and Partner Services and License Agreement pursuant to which (i) we and ProxyMed agreed to provide mutual administrative and support services in connection with each other’s customers, including without limitation the customers under the Assigned Contracts, (ii) we agreed to assist ProxyMed with the establishment of a “hot-site” which will permit our software application to run on ProxyMed’s hardware platform to service ProxyMed’s customers, and (iii) we granted ProxyMed a limited, non-exclusive, 5-year license to use our software application on its “hot-site.” On December 18, 2006, we terminated the Affiliate and Partner Services and License Agreement and executed a Gateway and Revenue Sharing Agreement with ProxyMed, doing business as MedAvant Healthcare Solutions (“MedAvant”), pursuant to which (i) we agreed to establish a relationship in which each party electronically transmits health care transactions from its trading partners and/or customers to and/or from the other party’s trading partners and/or customers pursuant to agreed upon fee schedules and (ii) MedAvant agreed to assign all rights to certain contracts, data and systems to Claimsnet to facilitate concession and performance between the parties.
MARKETING
We began pursuing a two-fold marketing and sales strategy in 2003.
First, we created strategic partnerships with organizations that:
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
Second, we intend to rebuild our direct sales force, and renew an aggressive, yet cost-effective direct sales campaign to the PPO, HMO, TPA and Medical Insurance carrier marketplace. It is our intention to rebuild a direct sales force during 2008. In the interim, all sales efforts are being handled by our management team. We continue to review and assess these sales and marketing policies to enable us to accelerate revenue growth. However, such efforts may not be successful.
COMPETITION
Several large companies such as Emdeon, RelayHealth, Availity, ENS Ingenix and MedAvant dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are approximately 100 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims, many of which are larger and have greater financial resources than we do.
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
EMPLOYEES
As of December 31, 2007, we had a total of 11 employees, all of which are full-time employees. Three of these employees were executive officers and eight were technical and service personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.
SIGNIFICANT SUBSEQUENT EVENTS
We have recently entered into and consummated an agreement to acquire substantially all the assets of Acceptius, a provider of data processing services to the health care industry, also located in Dallas, Texas.
The acquisition combines the Company’s current revenue generating processes with paper conversion and claims repricing that we believe will extend the Company’s claims processing capabilities and increase the Company’s client base allowing a more complete service offering.
The Company paid Acceptius the sum of $25,000 in cash and issued 1,700,000 restricted shares of Claimsnet’s common stock, par value $0.01 per share, and will pay Acceptius an additional $5,000 within the next six months for substantially all of the assets of Acceptius. The asset purchase agreement contained customary representations, warranties and covenants, and each party has agreed to indemnify the other, subject to certain limitations, for losses incurred by such indemnified party to the extent arising from the indemnifying party’s breach under the asset purchase agreement. The asset purchase agreement also provides that Acceptius will not transfer the shares for two years unless (i) the Company files and has declared effective a registration statement under the Securities Act of 1933, as amended, covering such transfer or (ii) a change in control of the Company occurs. Acceptius is permitted to register its shares under certain circumstances in connection with a Company-initiated registration statement.

RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The Report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2007 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be maintained or obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2003, 2004, 2005, 2006 and 2007, we incurred net losses of $535,000, $657,000, $279,000, $389,000, and $457,000, respectively. As of December 31, 2003, 2004, 2005, 2006 and 2007, we had working capital deficits of $419,000, $279,000, $305,000, $514,000, and $1,164,000, respectively. We generated revenues of $652,000, $1,046,000, $1,266,000, $1,464,000, and $1,648,000 for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. See “Management’s Discussion and Analysis or Plan of Operation”.
If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.
THREE CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF ANY ONE OF THEM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Revenues received from three customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 40% and 35% of our revenues for 2007 and 2006, respectively, revenues received from another customer represented 11% and 14% of our revenues for 2007 and 2006, respectively, and revenues received from a third customer represented 9% of our revenues for both 2007 and 2006. The loss of any one of these customers could have a material adverse effect on our business, prospects, financial condition, and results of operations
WE RECENTLY ACQUIRED SUBSTANTIALLY ALL THE ASSETS OF ACCEPTIUS, WHICH WILL SUBJECT US TO ADDITIONAL RISKS AND CAUSE US TO INCUR ADDITIONAL COSTS.
The Company recently entered into an agreement to acquire substantially all the assets of Acceptius. The acquisition subjects us to a number of risks that may adversely affect our business, including:
•	inability to realize the expected synergies and benefits of the acquisition;

•	difficulties and costs incurred integrating the business of the Company with that of Acceptius;

•	exposure to unknown liabilities of Acceptius;

•	the consequences and significant costs of our management’s attention having been diverted from our day-to-day business over an extended period of time; and

•	the expenses that we have incurred relating to the acquisition.

Our common stock is currently quoted on the OTCBB. We cannot predict how the market will react to the acquisition. The completion of the acquisition may negatively affect our stock price.
WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital and liquidity requirements through December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to:
•	significantly reduce operating expenses to a point which would be detrimental to business operations;
•	curtail research and development activities and marketing efforts;
•	sell certain business assets or discontinue some or all of our business operations;
•	take other actions which could be detrimental to business prospects and result in charges which could be material to
•	our operations and financial position; or
•	cease operations altogether.
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
Although we have been operating since April 1997, we are prone to all of the risks inherent to the establishment of a new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. From March 1997 until September 2002, we operated as a full service clearinghouse serving primarily healthcare providers. In September 2002, we sold our healthcare provider clearinghouse service contracts to a strategic partner to generate cash, simplify our operations, and focus our attention on the payer market. We endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which due to delay in market readiness resulted in a large non-recurring loss. We then changed our sales and marketing strategy. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:
•	maintain and increase our strategic partnerships,
•	maintain and increase our customer base,
•	implement and successfully execute our business and marketing strategy,
•	continue to develop and upgrade our technology and transaction-processing systems,
•	continually update and improve our website,
•	provide superior customer service,
•	respond to competitive developments,
•	appropriately evaluate merger and acquisition opportunities, and
•	attract, retain, and motivate qualified personnel.

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
WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.
In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive Internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:
•	our ability to satisfy capital requirements in an investment climate that may be somewhat more reluctant generally to invest in Internet companies,
•	our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,
•	our ability to introduce new sites, services and products,
•	our ability to effectively develop and implement plans to potentially reposition our products, services and marketing efforts,
•	the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,
•	price competition or price increases in our industry,
•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,
•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,
•	the amount of traffic on our website,
•	the occurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,
•	our ability to comply with existing and added government regulations such as HIPAA, and
•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.
If we are unable to handle or satisfactorily respond to these factors, we may be unable to achieve the operating results we aim to achieve and the market price of our common stock would likely be materially adversely affected.
OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS.
In 2002, we modified our marketing strategy from heavy reliance on the development and maintenance of strategic relationships with companies that will aggressively market electronic claims processing and our other services to payers and healthcare providers to a two-fold approach that also includes a direct sales and marketing campaign to the PPO, HMO, TPA and Medical Insurance Carrier marketplace. To penetrate our market, we will have to exert significant efforts and devote material resources to create awareness of and demand for our products and services. Our strategic partners may not devote significant efforts and resources to, or be successful in, these marketing services. We may never experience material sales of our products and services. Our strategy may never be successful and we may never have adequate resources to support direct marketing of our products and services. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services would have a material adverse effect on our business, prospects, financial condition, and results of operations.
IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS OR MAINTAIN COMPLIANCE WITH REGULATORY REQUIREMENTS.

A key element of our strategy is to generate a high volume of traffic on, and use of, our website and processing system. We are currently processing less than 10 million medical claims per year in an industry that processes approximately 4.7 billion claims annually. If the volume of traffic on our website or the number of claims submitted by customers substantially increases, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information. We operate in an industry that is undergoing change due to increasing regulatory requirements, some of which require us to upgrade our systems. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.
BECAUSE WE DEPEND UPON ONLY TWO SITES FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS.
Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, Texas. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Furthermore, we maintain copies of our system and backup copies of our data at off-site locations for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, tornadoes, earthquake, terrorist attacks, and similar events. Our proprietary software serving our largest customer currently resides solely on the customer’s servers, in which case we are reliant on the customer to ensure a secure, efficient and uninterrupted operation of computer and communication systems. In addition, we do not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.
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
Our senior management currently consists of Don Crosbie, our Chief Executive Officer, Laura Bray, our Chief Financial Officer, and Gary Austin, our President and Chief Operating Officer. We have undergone a number of staffing reductions since June 2000, requiring remaining employees to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL.
We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprised of Don Crosbie, our Chief Executive Officer, Laura Bray, our Chief Financial Officer, Gary Austin, our President and Chief Operating Officer, and Scott Spurlock, our Vice President of Development, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.
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
INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.
The electronic submission of healthcare claims and other electronic healthcare transaction processing services by means of our proprietary software involves the transmission and analysis of confidential and proprietary information of the patient, the healthcare provider, or both, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition, and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as medical information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the website in particular, especially as a means of conducting commercial transactions. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, such as diagnostic and treatment data, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition, and results of operations.
WE WILL ONLY BE ABLE TO EXECUTE OUR BUSINESS PLAN IF ELECTRONIC COMMERCE CONTINUES TO GROW GENERALLY AND SPECIFICALLY IN THE HEALTH CARE INDUSTRY.
The public in general, and the healthcare industry in particular, may not accept the Internet and other online services as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online “business to business” services continue to experience significant growth in the number of users, their frequency of use, or in their bandwidth requirements, the infrastructure for the Internet and online services may be unable to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of, telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and our product and services in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than we expect, if the infrastructure for the Internet and other online services does not effectively support the growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, our business, prospects, financial condition, and results of operations could be materially adversely affected.
WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.
The Internet and the medical claims processing industry are characterized by:
•	rapid technological change,
•	changes in user and customer requirements and preferences,
•	changes in federal legislation and regulation,
•	frequent new product and service introductions embodying new technologies, and
•	the emergence of new industry standards and practices that could render our existing website and proprietary technology and systems obsolete.
Our success will depend, in part, on our ability to:
•	enhance and improve the responsiveness and functionality of our online claims processing services,
•	license leading technologies useful in our business and to enhance our existing services,
•	comply with all applicable regulations regarding our industry and the Internet,
•	develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers, and
•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.
The development of our website and other proprietary technology will involve significant technical and business risks and require material financial commitment. We may not be able to adapt successfully to such demands. Our failure to respond in a timely manner to changing market conditions or customer requirements could have a material adverse effect on our business, prospects, financial condition, and results of operations.
WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2007, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.
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
WE MAY INCUR SUBSTANTIAL COSTS IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404(a) of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and the requirement under Section 404(b) of the Sarbanes-Oxley Act for our registered independent public accountant to attest to this report. We are required to comply with Section 404(a) effective for this year ended December 31, 2007.
To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2008 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.
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
As of February 19, 2008, we had outstanding 26,101,180 shares of common stock, of which approximately 11,875,000 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of approximately 15,400,000 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.
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
ITEM 2. DESCRIPTION OF PROPERTY.
We currently lease 4,703 square feet of office space at a rent of approximately $6,232 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2009. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $2,303 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2009. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
PRICE RANGE OF COMMON STOCK
The Common Stock of Claimsnet.com is traded on the OTCBB under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2006 through December 31, 2007:

	HIGH	LOW
2006
Three months ended March 31, 2006	0.19	0.09
Three months ended June 30, 2006	0.15	0.07
Three months ended September 30, 2006	0.19	0.08
Three months ended December 31, 2006	0.20	0.12

2007
Three months ended March 31, 2007	0.20	0.13
Three months ended June 30, 2007	0.16	0.11
Three months ended September 30, 2007	0.17	0.10
Three months ended December 31, 2007	0.16	0.11
All price quotations represent prices between dealers, without retail mark-ups, mark-downs or commissions and may not represent actual transactions. The close for the Common Stock on the OTCBB on February 19, 2008 was $0.07 per share. As of December 31, 2007, there were approximately 100 holders of record of the Common Stock.
On January 16, 2007, L.B. Swiss, a private investor, exercised previously issued warrants to purchase 50,000 shares of our common stock at $0.20 per share for an aggregate amount of $10,000. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On December 24, 2007, Thomas Michel, a Director, exercised previously issued warrants to purchase 50,000 shares of our common stock at $0.20 per share for an aggregate amount of $10,000. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
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
IN GENERAL
As of December 31, 2007, we had a working capital deficit of $1,164,000 and stockholders’ deficit of $1,536,000. We generated revenues of $1,648,000 for the year ended December 31, 2007. We have incurred net losses since inception and had an accumulated deficit of $44,741,000 at December 31, 2007. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2007, net cash used in operating activities was $360,000.
We have been in existence since 1996, have operated under several different business strategies, and are still trying to establish our business. As a result, the relationships between revenue and cost of revenue, and revenue and operating expenses reflected in the financial information included in this report may not represent future expected financial relationships. Much of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with people costs, and not directly related to transaction volumes.
We generally enter into services agreements with our customers to provide access to our software application for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The customers either host the application on their own servers or access our hosted software platform via the Internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a website which is in the name of and/or has the look and feel of the customer’s other websites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. We currently use an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.
PRIVATE PLACEMENTS, OPTIONS AND WARRANTS
We have been dependent on issuances of our capital stock to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future. There is no assurance we will be able to obtain such funding.
In December 2007, a member of our board of directors exercised previously issued warrants to purchase 50,000 shares of our common stock and tendered payment in the amount of $0.20 per share, for total proceeds of $10,000.
In January 2007, L.B. Swiss, a private investor, exercised previously issued warrants to purchase 50,000 shares of our common stock and tendered payment in the amount of $0.20 per share, for total proceeds of $10,000.
In September 2006, a member of our board of directors exercised previously issued warrants to purchase 25,000 shares of our common stock at $0.20 per share for an aggregate amount of $5,000. This was a cashless exercise in lieu of a $5,000 cash payment of accrued interest due to the director.

PLAN OF OPERATIONS
Our business strategy is as follows:
•	to utilize state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including Internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.
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
We recently acquired substantially all the assets of Acceptius, a provider of data processing services to the health care industry, also located in Dallas, Texas. We expect that the acquisition could have a significant impact on our results of operations and financial condition during 2008. For a discussion of the acquisition, see “Item 1. Business—Significant Subsequent Events.”
CRITICAL ACCOUNTING POLICIES
REVENUE RECOGNITION
We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the Internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a website which is in the name of and/or has the look and feel of the customer’s other websites) and some customization of the offering and business rules. We account for our service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. We currently use an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers. We do not segment these services and use the underlying contractual terms to recognize revenue because we do not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.

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
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006
REVENUES
Revenues increased 13% to $1,648,000 in 2007 from to $1,464,000 in 2006. The increase in revenues was due to the addition of several customers combined with increased revenues from our existing customers. Revenues received from one customer represented 40% and 35% of our revenues for 2007 and 2006, respectively, and revenues received from another customer represented 11% and 14% of our revenues for 2007 and 2006, respectively.
COST OF REVENUES
Cost of revenues were $1,156,000 in 2007 compared to $944,000 for the prior year, an increase of 22%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $28,000 for the year ended December 31, 2007 compared with $74,000 for 2006, a decrease of 62%. Third party transaction processing expenses were $397,000 in 2007 compared to $305,000 in 2006, an increase of 30%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense increased by 27% to $665,000 in 2007 from $525,000 in 2006. The increase in customer support operations expenses was primarily attributable to an increase in support personnel. Software amortization and development project amortization expenses increased to $66,000 in 2007 compared to $40,000 in 2006, representing a 65% increase. The increase in amortization expenses was primarily attributable to capitalization of new enhancements to our software.
RESEARCH AND DEVELOPMENT
Research and development expenses were $3,000 in 2007, compared with $4,000 in 2006.
IMPAIRMENT
During 2007, $57,000 of previously capitalized software development costs were impaired. There was no software impairment in 2006.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $780,000 in 2007, compared with $840,000 in 2006, a decrease of 7%. The $60,000 decrease is primarily related to a decrease in personnel and personnel related expenses in the sales department.
INTEREST EXPENSE
Interest expense was $109,000 for 2007 compared with $65,000 for 2006, an increase of 68%. Included in the 2007 expense was $73,000 related to interest on notes payable to related parties compared with $44,000 for 2006. Interest expense of $21,000 in 2007 and $17,000 in 2006 related to other notes payable. Interest of $15,000 and $4,000 respectively was paid to vendors in 2007 and 2006 for financing fees.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2007, net cash used in operating activities of $360,000 was primarily attributable to a net loss of $457,000, adjusted for depreciation and amortization of $72,000, loss on impairment of property and equipment of $57,000 and bad debt of $2,000, plus stock based compensation reversal of $7,000, a decrease in deferred revenue of $9,000 and a change in other working capital accounts of $16,000.
For the year ended December 31, 2006, net cash used in operating activities of $376,000 was primarily attributable to a net loss of $389,000, adjusted for depreciation and amortization of $54,000, bad debt of $5,000, stock based compensation of $7,000, and a change in other working capital accounts of $14,000, offset by a decrease in deferred revenue of $67,000.
Net cash used in investing activities was $8,000 in 2007, attributable to $2,000 for the purchase of equipment and $6,000 for capitalized software development costs. Net cash used in investing activities was $73,000 in 2006, attributable to $14,000 for the purchase of equipment and leasehold improvements and $59,000 for capitalized software development costs.

Net cash provided by financing activities in 2007 was $215,000 as a result of $20,000 in proceeds from the exercise of common stock warrants and proceeds of $250,000 from debt financing offset by $20,000 used to repay debt and principal payments on capital lease obligations of $35,000. Net cash provided by financing activities in 2006 was $672,000 as a result of proceeds of $817,000 from debt financing offset by $141,000 used to repay debt and principal payments on capital lease obligations of $4,000.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments including the foregoing exercise of warrants by Elmira United Corporation (“Elmira”), our principal shareholder, may not be sufficient to satisfy our capital requirements through December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 has placed and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
None.

ITEM 7. FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 23 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheet of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries at December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2007. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Dallas, Texas
February 26, 2008

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In Thousands, Except Per Share Data)

December 31,
2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$98
Accounts receivable, net of allowance for doubtful accounts of $2	255
Prepaid expenses and other current assets	22

Total current assets	375

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	109

TOTAL ASSETS	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$136
Accrued payroll and other current liabilities	103
Accrued interest	135
Capital lease — current portion	40
Deferred revenues — current portion	30
Notes payable to related parties — current portion	295
Convertible notes payable to related parties — current portion	600
Convertible notes payable — current portion	200

Total current liabilities	1,539

LONG TERM LIABILITIES
Other long term liabilities	1
Capital lease — long-term portion	42
Deferred revenues — long-term portion	28
Convertible notes payable to related parties — long—term portion	310

Convertible notes payable — long—term portion	100
Total long-term liabilities	481

Total liabilities	2,020

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized, 720 shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share	—
Common stock, $.001 par value; 40,000,000 shares authorized; 26,101,180 shares issued and outstanding	26
Additional capital	43,179
Accumulated deficit	(44,741)

Total stockholders’ deficit	(1,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$484

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2007	2006
REVENUES	$1,648	$1,464

COST OF REVENUES	1,156	944

GROSS PROFIT	492	520

OPERATING EXPENSES:
Research and development	3	4
Impairment of software	57	—
Selling, general and administrative	780	840

LOSS FROM OPERATIONS	(348)	(324)

OTHER INCOME (EXPENSE):
Interest expense-related parties	(73)	(44)
Interest expense	(36)	(21)

Total other expense	(109)	(65)

NET LOSS	$(457)	$(389)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	26,050	25,983

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ DEFICIT
(In Thousands)

	Number of		Number of
	Convertible		Common				Total
	Preferred Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit

Balances at December 31, 2005	1	$—	25,976	$26	$43,154	$(43,895)	$(715)

Warrants exercised for common stock	—	—	25	—	5	—	5

Stock based compensation expense	—	—	—	—	7	—	7

Net loss	—	—	—	—	—	(389)	(389)

Balances at December 31, 2006	1	—	26,001	26	43,166	(44,284)	(1,092)

Warrants exercised for common stock	—	—	100	—	20	—	20

Stock based compensation expense	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(457)	(457)

Balances at December 31, 2007	1	$—	26,101	$26	$43,179	$(44,741)	$(1,536)

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(457)	$(389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72	54
Impairment of software	57	—
Provision for doubtful accounts	2	5
Stock based compensation expense (reversal)	(7)	7
Changes in operating assets and liabilities:
Accounts receivable	(50)	(51)
Prepaid expenses and other current assets	16	(10)
Accounts payable, accrued payroll, accrued interest, and other liabilities	16	75
Deferred revenues	(9)	(67)

Net cash used in operating activities	(360)	(376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and fixtures	(2)	(14)
Capitalized software development costs	(6)	(59)

Net cash used in investing activities	(8)	(73)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(35)	(4)
Proceeds from notes payable	100	45
Proceeds from notes payable — related parties	150	772
Payments of notes payable	—	(69)
Payments of notes payable — related parties	(20)	(72)
Proceeds from exercise of common stock warrants	20	—

Net cash provided by financing activities	215	672

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(153)	223
CASH AND EQUIVALENTS, BEGINNING OF YEAR	251	28

CASH AND EQUIVALENTS, END OF YEAR	$98	$251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$69	$5

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$—	$121

Payment of accrued interest through issuance of common stock	$—	$5

See accompanying notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
NOTE A—ORGANIZATION, BACKGROUND AND LIQUIDITY
Claimsnet.com inc. (“Claimsnet.com” or the “Company”) is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.
During 2006, the Company issued 25,000 shares of common stock to a director at $.20 per share for an aggregate amount of $5,000. This was a cashless exercise in lieu of a $5,000 cash payment of accrued interest due to the director. During 2006, the Company borrowed an aggregate of $122,000 pursuant to two unsecured short-term loan agreements with National Financial Corporation (“NFC”) and repaid NFC an aggregate of $22,000 plus accrued interest at 8%. During 2006, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with a director of the Company, and repaid the director an aggregate of $50,000 plus accrued interest at 8%. During 2006, the Company borrowed an aggregate of $50,000 pursuant to a convertible long-term loan agreement with a director of the Company. During 2006, the Company borrowed an aggregate of $550,000 pursuant to four convertible long-term loan agreements with a 5% shareholder.
During 2007, the Company issued 50,000 shares of common stock to a director of the Company at $.20 per share upon exercise of previously issued warrants for an aggregate amount of $10,000. During 2007, the Company borrowed an aggregate of $10,000 pursuant to a convertible long-term loan agreement with a director of the Company, and repaid the director an aggregate of $30,000 plus accrued interest at 9.5%. During 2007, the Company borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with NFC. During 2007, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with a 5% shareholder. During 2007, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with a private shareholder.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2007, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in two financial institutions, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2007, the Company had

approximately $20,000 in cash in excess of federally insured limits. At December 31, 2006, the Company had approximately $149,000 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.
REVENUE RECOGNITION
The Company generally enters into services agreements with its customers to provide access to its software application for processing of customer transactions. The Company operates the software application for all customers and the customers are not entitled to ownership of the Company’s software at any time during or at the end of the agreements. The customers either host the application on their own servers or access the Company’s hosted software platform via the Internet. Customers pay implementation fees, transaction fees, and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to the Company’s servers through a website which is in the name of and/or has the look and feel of the customer’s other websites) and some customization of the offering and business rules. The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. The Company currently uses an estimated expected business arrangements term of three years, which is currently the term of the typical contract signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement. To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $57,000 were impaired in 2007. Software development costs of $59,000 were capitalized in 2006. Software development costs of $25,000 and $39,000 were amortized in 2007 and 2006, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $47,000 and $14,000 in 2007 and 2006, respectively
INCOME TAXES
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
LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 9,301,600 and 14,080,100 shares at December 31, 2007 and 2006, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
COMPREHENSIVE INCOME
In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 requires that total comprehensive income (loss) be disclosed with equal prominence as net income (loss). The Company’s comprehensive net loss is equal to its net loss for both years presented.
STOCK-BASED COMPENSATION
The Company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions.
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
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues from two customers represented a significant portion of the Company’s total revenues during 2007 and 2006. Revenues received from one customer represented 40% and 35% of our revenues for 2007 and 2006, respectively, and revenues received from another customer represented 11% and 14% of our revenues for 2007 and 2006, respectively.
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2007, the Company had five customers that made up 73% of the outstanding accounts receivable balance. At December 31, 2006, the Company had five customers that made up 81% of the outstanding accounts receivable balance.
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

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $12,000 and $13,000 were incurred for the years ended December 31, 2007 and 2006, respectively.
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
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.
In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.
NOTE C—PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2007 (in thousands):

Computer hardware and software	$1,091
Software development costs	2,053
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	121

3,359
Less accumulated depreciation and amortization	(3,250)

$109

The assets held under capital leases have been included in property and equipment and total $121,000 with accumulated depreciation of $44,000 for the year ended December 31, 2007. Amortization expense related to capital leases is included in depreciation expense.
NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2007 and 2006.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Benefit computed at federal statutory rate	$(155)	$(132)
Permanent differences	20	26
Effect of change in state tax law	1,222	—
State income tax benefit, net of federal tax effect at state statutory rate	(82)	(12)
Increase (decrease) in valuation reserve	(1,012)	157
Change in prior year estimate	7	(39)

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$14,714	$15,737
Fixed assets	8	11
Allowance for doubtful accounts	1	2
Deferred revenue	20	25
Other	57	37

Total deferred tax assets	14,800	15,812
Valuation allowance for deferred tax assets	(14,800)	(15,812)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

At December 31, 2007, the Company has approximately $43,036,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $88,000 of state tax credit for unused net operating losses as of December 31, 2007.
As a result of stock issued during 2004, 2005, 2006 and 2007, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.

NOTE E—RELATED PARTY TRANSACTIONS
In December 2007, the Company issued 50,000 shares of common stock to a director of the Company at $.20 per share upon exercise of previously issued warrants for an aggregate amount of $10,000.
In December 2007, Company borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with NFC.
In September 2007, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with Elmira United Corporation (“Elmira”), a 5% shareholder.
In January 2007, upon the demand of a director, the Company repaid principal on an outstanding demand note in the aggregate amount of $30,000, a portion of which was repaid by entering into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with the director.
In November 2006, the Company entered into an unsecured loan agreement in the amount of $100,000 pursuant to an unsecured short-term loan agreement with NFC.
In November 2006, the Company borrowed an aggregate of $300,000 pursuant to a convertible long-term loan agreement with Elmira, a 5% shareholder.
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
NOTE F—STOCKHOLDERS’ DEFICIT
In December 2007, a director exercised previously issued warrants to purchase 50,000 shares of common stock at $.20 per share for an aggregate amount of $10,000.
In January 2007, a shareholder exercised previously issued warrants to purchase 50,000 shares of common stock at $.20 per share for an aggregate amount of $10,000.
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
Share-Based Compensation Under SFAS No. 123R
The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the year ended December 31, 2007 which is recorded in the statement of operations as follows (in thousands):

	December 31, 2007
		Warrants
		for
	Stock Options	Common Stock	Total
Selling, general and administrative expense	—	(7)	(7)

Total share-based compensation	$—	$(7)	$(7)

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the year ended December 31, 2006 which is recorded in the statement of operations as follows (in thousands):

	December 31, 2006
		Warrants
		for
	Stock Options	Common Stock	Total
Selling, general and administrative expense	—	7	7

Total share-based compensation	$—	$7	$7

On May 30, 2006, the Company granted an employee options under its 1997 Stock Option Plan to purchase an aggregate of 50,000 shares of common stock. The options had an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07. The options were forfeited upon termination of the employee without vesting.
On May 30, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants have an exercise price of $0.15 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.07. The warrants were forfeited upon termination of the employee without vesting.
On November 1, 2006, the Company granted an employee warrants to purchase an aggregate of 1,000,000 shares of common stock. The warrants have an exercise price of $0.25 per share, expire on the tenth anniversary of the grant, and vest ratably over three years. The market price on the date of grant was $0.12. The warrants were forfeited upon termination of the employee without vesting.
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15
Granted	50,000	0.15	0.15
Expired and/or Cancelled	—	—	—

Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired and/or Cancelled	56,000	0.15-8.00	0.29

Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15

Options exercisable-December 31, 2007	900,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2007, had a weighted average remaining contractual life of approximately 5.0 years. Vested options had a weighted average remaining contractual life of 5.0 years as of December 31, 2007. Compensation expense of less than $500 has been recognized for options granted to employees in 2006. No compensation expense has been recognized for options granted to employees in 2007. At December 31, 2007, options available for grant under the Company’s 1997 Plan were 431,916, and under the Company’s Directors’ Plan were 336,538. There was no intrinsic value for unvested and vested options at December 31, 2007.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants— December 31, 2005	2,624,324	$0.15-0.35	$0.18
Granted	2,000,000	0.15-0.25	0.20
Expired and/or Cancelled	(1,000,000)	0.15	0.15

Outstanding warrants—December 31, 2006	3,624,324	$0.15-0.35	$0.20
Granted	—	—	—
Expired and/or Cancelled	(1,225,000)	0.15-0.25	0.24

Outstanding warrants—December 31, 2007	2,399,324	$0.15-0.35	$0.18

Warrants exercisable—December 31, 2007	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2007, had a weighted average remaining contractual life of approximately 5.6 years. Vested employee warrants had a weighted average remaining contractual life of 5.6 years at December 31, 2007. There was no intrinsic value for unvested and vested employee warrants at December 31, 2007.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2007, with an exercise price of $0.15.
NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTES PAYABLE
The following is a summary of notes payable at December 31, 2007:

Note payable to a 5% shareholder. Principal due January 31, 2008; unsecured. Interest payable at 7%.	$50,000
Note payable to a 5% shareholder. Principal due January 31, 2008; unsecured. Interest payable at 7%.	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 9.5%.	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	10,000

Current notes payable — related parties	$295,000

The following is a summary of convertible notes payable at December 31, 2007:

Convertible note to a 5% shareholder. Principal originally due September 22, 2007, amended to January 31, 2008; unsecured. Interest payable at 7%.(1)	$50,000
Convertible note to a 5% shareholder. Principal originally due December 28, 2007, amended to January 31, 2008; unsecured. Interest payable at 7%.(1)	150,000
Convertible note to a 5% shareholder. Principal due November 2, 2008; unsecured. Interest payable at 7.5%.(2)	100,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.(2)	100,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.(2)	50,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.(2)	100,000
Convertible note to a Director. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.(2)	50,000

Current convertible notes payable — related parties	$600,000

Convertible note to a 5% shareholder. Principal due November 30, 2010; unsecured. Interest payable at 5%.(3)	300,000
Convertible note to a Director. Principal due November 30, 2010; unsecured. Interest payable at 5%.(3)	10,000

Long-term convertible notes payable — related parties	$310,000

Convertible notes payable — related parties	$910,000

Convertible note. Principal originally due September 21, 2007, amended to January 31, 2008; unsecured. Interest payable at 7%.(1)	$50,000
Convertible note. Principal due October 4, 2007, amended to January 31, 2008; unsecured. Interest payable at 7%.(1)	50,000
Convertible note. Principal due October 5, 2007, amended to January 31, 2008; unsecured. Interest payable at 7%.(1)	100,000

Current convertible notes payable	$200,000

Convertible note. Principal due November 30, 2010; unsecured. Interest payable at 7%.(4)	100,000

Long-term convertible notes payable	$100,000

Convertible notes payable	$300,000

(1)	Notes bear interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note were due in 2007. All five notes were amended to extend the due date to January 31, 2008. Interest was paid through the original maturity date. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.40 per share.

(2)	Notes bear interest at the rate of 7.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share.

(3)	Notes bear interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.

(4)	Note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 per $10,000 of principal. Interest is payable on maturity.
The following are the maturities of notes payable for years ended December 31:

2008	$1,095,000
2009	—
2010	410,000

Total	$1,505,000

NOTE I—COMMITMENTS AND CONTINGECIES
LEASES

The Company leases office space under a lease agreement that expires on May 31, 2009. Rent expense totaled $74,000 and $62,000 for the years ended December 31, 2007 and 2006, respectively. The Company leases servers and web server management facilities under an agreement that expires in 2009. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2009. The Company’s aggregate lease and software license commitments are shown below.
Approximate future minimum operating and capital lease obligations at December 31, 2007, are as follows:

	OPERATING	CAPITAL
	LEASES	LEASES
2008	$102,000	$49,000
2009	56,000	45,000
2010	—	—
2011	—	—
2012 and thereafter	—	—

Total minimum lease obligations	$158,000	94,000

Less amounts representing interest		(12,000)

Present value of capital lease payments		82,000
Current portion		(40,000)

Long-term portion		$42,000

Interest expense incurred under capital lease obligations was $13,000 and $2,000 for the years ended December 31, 2007, and 2006, respectively.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE J—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2007, the Company made $6,000 in matching contributions and $3,000 in fee contributions. During 2006, the Company made $6,000 in matching contributions and $4,000 in fee contributions.
NOTE L—SUBSEQUENT EVENTS
On February 20, 2008, the Company entered into and consummated an agreement to acquire substantially all the assets of Acceptius, a provider of data processing services to the health care industry, also located in Dallas, Texas.
The acquisition combines the Company’s current revenue generating processes with paper conversion and claims repricing that we believe will extend the Company’s claims processing capabilities and increase the Company’s client base allowing a more complete service offering.
The Company paid Acceptius the sum of $25,000 in cash and issued 1,700,000 restricted shares of Claimsnet’s common stock, par value $0.01 per share, and will pay Acceptius an additional $5,000 within the next six months for substantially all of the assets of Acceptius. The asset purchase agreement contains customary representations, warranties and covenants, and each party has agreed to indemnify the other, subject to certain limitations, for losses incurred by such indemnified party to the extent arising from the indemnifying party’s breach under the asset purchase agreement. The asset purchase agreement provides that Acceptius will not transfer the shares for two years unless (i) the Company files and has declared effective a registration statement under the Securities Act of 1933, as amended, covering such transfer or (ii) a change in control of the Company occurs. Acceptius is permitted to register its shares under certain circumstances in connection with a Company-initiated registration statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 8A(T). CONTROLS AND PROCEDURES.
DISCLOSURE CONTROLS AND PROCEDURES
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Operating Officer, the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION.
None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	64	Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	50	Chief Financial Officer
Gary J. Austin	63	President, Chief Operating Officer
Alfred Dubach	60	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	52	Class II Director
Thomas Michel	56	Class II Director
K. Scott Spurlock	40	Vice President of Development
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
ALFRED DUBACH has served as the Vice Chairman of our board of directors since January 2002. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years, working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. In 2002, he was named a board member of Orbiter, a developer and producer of special gears and gear boxes, and today he manages Orbiter’s successor organization, R.E.G. AG in Baden-Baden, Germany, as its chairman. From March 2001 to February 2002, Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland. CASH magazine voted Swissquote Bank the best Swiss online broker in autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to June 1994, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank).
JOHN C. WILLEMS, III has served as a director of our Company since 1998. Mr. Willems has handled some of our Company’s legal needs since April 1996. Mr. Willems has been a solo practitioner in Dallas, Texas since November of 1998 representing a variety of business clients. From September 1993 through October of 1998, Mr. Willems was an attorney with the law firm of McKinley, Ringer & Zeiger, PC, (formerly McKinley, Hinton & Ringer, PC) in Dallas, Texas, practicing in the area of business law. From January 1982 to August 1993, Mr. Willems was employed by the law firm of Settle & Pou, PC (formerly Settle, Pou & Melton), also located in Dallas, Texas.
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
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie and Dubach, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2008. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
There are no family relationships among our directors and executive officers.
DIRECTOR INDEPENDENCE
The standards relied upon in determining whether a director is “independent” are those of the Nasdaq, which include the following objective standards: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, compensation of more than $100,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.

In applying the above-referenced standards, we have determined that the Company’s current “independent” directors are: Alfred Dubach, John C. Willems, III, and Thomas Michel.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2007 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2007, or written representations that Form 5 was not required for fiscal 2007, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
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
ITEM 10. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2007 and 2006 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2007.
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

			ALL OTHER
NAME AND		SALARY	COMPENSATION	TOTAL
PRINCIPALPOSITION	YEAR	$	$ (1)	$
Don Crosbie	2007	$146,000	$1,446	$147,446
CEO	2006	$145,000	$1,430	$146,430

Gary Austin	2007	109,846	—	109,846
President and COO	2006	101,231	—	101,231

K. Scott Spurlock	2007	127,000	—	127,000
VP — Development	2006	127,000	—	127,000

(1)	Company match on employee contributions to the Company’s 401(k) plan.
The following table provides information on the value of each of the named executive officers’ options at December 31, 2007:

2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option
	Options		Options	Unearned	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

Don Crosbie	1,500,000	(1)	—	—	0.15	6/3/13
Don Crosbie	200,000	(1)	—	—	0.29	9/21/14

Gary Austin	400,000	(1)	—	—	0.35	3/24/14
Gary Austin	100,000	(1)	—	—	0.29	9/21/14

K. Scott Spurlock	51,100	(1)	—	—	7.00	4/6/09
K. Scott Spurlock	20,000	(1)	—	—	1.25	1/4/11
K. Scott Spurlock	30,000	(1)	—	—	0.60	1/2/12
K. Scott Spurlock	400,000	(1)	—	—	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2007.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2007, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
No shares of common stock are reserved for issuance to participants under the Directors’ Plan. In the event of any changes in the common stock by reason of stock dividends, split-ups, recapitalization, mergers, consolidations, combinations, or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of common stock available for issuance under the Directors’ Plan, the number of shares subject to outstanding options, and the exercise price per share of outstanding options, as necessary substantially to preserve option holders’ economic interests in their options.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2007 there were outstanding options to purchase an aggregate of 25,000 shares at exercise prices ranging from $.30 to $8.00 per share and no shares remained available for option grants.
The Directors’ Plan terminated on December 31, 2007.

1997 STOCK OPTION PLAN
In April 1997, our board of directors and stockholders adopted the 1997 Stock Option Plan(the “1997 Plan”). The 1997 Plan provides for the grant of options to purchase up to 1,307,692 shares of common stock to our employees, officers, directors, and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to our employees.
The 1997 Plan is administered by “disinterested members” of the board of directors or the compensation committee, who determine, among other things, the individuals who shall receive options, the period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option, and the option exercise price.
Subject to some exceptions, the exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the board of directors, but shall not be less than 85% of the fair market value per share of common stock on the date the option is granted. The aggregate fair market value of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000 on the date of grant.
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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2007, there were outstanding options to purchase an aggregate of 875,776 shares at exercise prices ranging from $.35 to $8.00 per share and 431,916 shares remain available for option grants.
The following table summarizes the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2007 (none of the options granted have been exercised):

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2005	906,776	$0.30-8.00	$1.15
Granted	50,000	0.15	0.15
Expired and/or Cancelled	—	—	—

Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired and/or Cancelled	56,000	0.15-8.00	0.29

Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15

Options exercisable-December 31, 2007	900,776	$0.30-8.00	$1.15

Outstanding options as of December 31, 2007, had a weighted average remaining contractual life of approximately 5.0 years. Vested options had a weighted average remaining contractual life of 5.0 years at December 31, 2007. No compensation expense has been recognized in 2007 for options granted to employees. Compensation expense of $7,000 has been recognized for options granted to employees in 2006. At December 31, 2007, options available for grant under the Company’s 1997 Plan were 431,916, and under the Company’s Directors’ Plan were 0. There was no intrinsic value for unvested and vested options at December 31, 2007.
WARRANTS
We have from time to time issued warrants to our employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2005	2,624,324	$0.15-0.35	$0.18
Granted	2,000,000	0.15-0.25	0.20
Expired and/or Cancelled	(1,000,000)	0.15	0.15

Outstanding warrants-December 31, 2006	3,624,324	$0.15-0.35	$0.20
Granted	—	—	—
Expired and/or Cancelled	(1,225,000)	0.15-0.25	0.24

Outstanding warrants-December 31, 2007	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2007	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2007, had a weighted average remaining contractual life of approximately 6.4 years. Vested employee warrants had a weighted average remaining contractual life of 6.4 years at December 31, 2007. There was no intrinsic value for unvested and vested employee warrants at December 31, 2007.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2007, with an exercise price of $0.15.
No employee options or warrants were exercised during 2007. No options or warrants were granted during 2007 to the individuals set forth in the Summary Compensation Table above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 26, 2008,
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
As used in the table below and elsewhere in this report, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options exercisable within sixty days of February 26, 2008, and issuable upon conversion of the preferred stock. The shares of preferred stock allow the holder to vote with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred.
Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.
Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

		SHARES BENEFICIALLY OWNED
		Amount and Nature
		of Beneficial		Percent of Voting
Name and Address of Beneficial Owner	Class of Security	Ownership	Percent of Class	Power
Don Crosbie (1)	Common Stock	1,700,000	6.1	4.8

Gary Austin (2)	Common Stock	500,000	1.9	1.4

Scott Spurlock (3)	Common Stock	501,100	1.9	1.4

John C. Willems, III (4)	Common Stock	24,277	*	*

Thomas Michel (5)	Common Stock	1,081,500	4.0	3.1
	Series D Preferred Stock	100	13.9
	Series E Preferred Stock	50	100.0

Alfred Dubach (6)	Common Stock	1,220,000	4.6	3.4

Bo W. Lycke (7)(8)	Common Stock	2,581,326	9.8	7.3
4730 Melissa Ln. Dallas, Texas 75229

Robert H. Brown, Jr.(7)(9)	Common Stock	1,362,354	5.2	3.8
2626 Cole Ave, #400 Dallas, Texas 75204

McKesson Corporation	Common Stock	1,514,285	5.8	4.3
One Post Street San Francisco, CA 94104

J. R. Schellenberg(7)(10)	Common Stock	1,793,603	6.9	5.1
Kohlrainstrasse 1 Kusnacht Switzerland CH-8700

		SHARES BENEFICIALLY OWNED
		Amount and Nature
		of Beneficial		Percent of Voting
Name and Address of Beneficial Owner	Class of Security	Ownership	Percent of Class	Power
Elmira United Corporation (11)	Common Stock	9,350,000	35.8	26.4
Swiss Tower — 16th Floor Panama Republic of Panama

New York Ventures (12)	Common Stock	620,000	2.3	1.7
c/o BDO Visura	Series D Preferred Stock	620	86.1
Entfelderstrasse 1 CH-5001 Aarau

All our directors and	Common Stock	4,675,777	17.1	14.6
executive officers as a	Series D Preferred Stock	100	13.9
group (6 persons) (13)	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Consists of 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Consists of 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Consists of 501,100 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.

(4)	Consists of 9,277 shares of common stock owned of record by Mr. Willems and 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(5)	Common Stock consists of 326,500 shares of common stock owned of record by Mr. Michel, 150,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 605,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(6)	Consists of 615,000 of common stock owned of record by Mr. Dubach, and 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(7)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation (based upon the latest information reported to or known by us). Messrs. Lycke and Brown own 71.1% and 17.7%, respectively, of the outstanding capital stock of National Financial Corporation. MNS Enterprises, Inc. manages all activities of National Financial Corporation pursuant to a Management Agreement. Mr. Schellenberg is the President and a Director of MNS Enterprises, Inc. Therefore, Messrs. Lycke, Brown and Schellenberg may be deemed to beneficially own the shares of common stock owned by National Financial Corporation.

(8)	Consists of 1,279,723 shares of common stock owned of record by Mr. Lycke (based upon the latest information reported to or known by us), 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants, and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(9)	Consists of 310,751 shares of common stock owned of record by Mr. Brown (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(10)	Consists of 742,000 shares of common stock owned of record by Mr. Schellenberg (based upon the latest information reported to or known by us) and 1,051,603 shares of common stock owned of record by National Financial Corporation.

(11)	Consists of 9,350,000 shares of common stock owned of record by Elmira (based upon the latest information reported to or known by us).

(12)	Common Stock consists of 620,000 shares which may be issued to New York Ventures upon conversion of preferred stock.

(13)	Includes an aggregate of 3,575,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2007, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF		NUMBER OF
	SECURITIES TO BE		SECURITIES
	ISSUED UPON	WEIGHTED-AVERAGE	REMAINING AVAILABLE
	EXERCISE OF	EXERCISE PRICE OF	FOR FUTURE ISSUANCE
	OUTSTANDING OPTIONS	OUTSTANDING OPTIONS	UNDER EQUITY
	AND WARRANTS	AND WARRANTS	COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	900,776	$1.15	768,454

Equity Compensation Plans Not Approved By Stockholders	3,599,324	0.17	—

Total	4,500,100	$0.36	768,454

*	Excludes securities reflected in column (a).
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
In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 1,975,000 warrants remain outstanding. These warrants contain an exercise price of $0.15 per share, are fully exercisable, and expire in June 2013.
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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In February and July 2006, we entered into unsecured loan agreements in the aggregate amount of $50,000 pursuant to two unsecured short-term loan agreements with Thomas Michel, a director. In September 2006, upon the demand of Mr. Michel, we repaid principal on the above notes in the aggregate amount of $50,000 by entering into an unsecured loan agreement in the amount of $50,000 pursuant to a convertible long-term loan agreement with Mr. Michel.
In January 2007, upon the demand of Mr. Michel, we repaid principal on an outstanding demand note in the aggregate amount of $30,000, a portion of which was repaid by entering into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with Mr. Michel.
In December 2007, Mr. Michel exercised previously issued warrants to purchase 50,000 shares of our common stock at $0.20 per share for an aggregate amount of $10,000.

The foregoing transactions and all future transactions between us and our officers, directors, and 5% stockholders were and will be on terms at least as favorable to us than as obtainable from unaffiliated third parties and have been approved and will be subject to approval by a majority of our independent and disinterested directors.

ITEM 13. EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.6 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.7 (6)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

*4.8 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.9 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.10 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6 (1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

*10.7 (1)	Note dated August 1, 2002 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.8(6)	Note dated September 21, 2004 between Claimsnet.com and R.L. Armstrong Limited Partnership related to $50,000 loan.

10.9(6)	Note dated September 22, 2004 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.10(6)	Note dated October 4, 2004 between Claimsnet.com and Douglas R. Urquhart related to $50,000 loan.

10.11(6)	Note dated October 5, 2004 between Claimsnet.com and Newman Family Trust related to $100,000 loan.

10.12(6)	Note dated December 28, 2004 between Claimsnet.com and Elmira United Corporation related to $150,000 loan.

10.13(6)	Form of Registration Rights Agreement

10.14(8)	Note dated November 2, 2005 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.15(8)	Note dated April 5, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.16(7)	Note dated July 22, 2005 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

*10.17(9)	Offer Letter of Mr. Kent McRee dated May 18, 2006.

*10.18(9)	Bonus Agreement Letter of Mr. Kent McRee dated May 18, 2006.

10.19(8)	Note dated June 15, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.20(10)	Note dated August 29, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.21(11)	Note dated September 29, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.22(12)	Note dated November 16, 2006 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.23(13)	Note dated November 29, 2006 between Claimsnet.com and Elmira United Corporation related to $300,000 loan.

10.24(13)	Equipment Lease Agreement dated December 1, 2006 between Claimsnet.com and E-Link Systems.

10.25(14)	Note dated January 16, 2007 between Claimsnet.com and Eganoc Services Corp related to $100,000 loan.

*10.26(15)	Note dated January 24, 2007 between Claimsnet.com and Thomas Michel related to $10,000 loan.

10.27(16)	Note dated September 27, 2007 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.28(17)	Note dated December 13, 2007 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on February 16, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on July 26, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 31, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2006.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on October 26, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 29, 2006.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 16, 2007.

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed on October 23, 2007.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2007 and 2006.
Fiscal year ended December 31, 2007

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$57,600
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$57,600

Fiscal year ended December 31, 2006

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$43,400
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$43,400

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2007 and December 31, 2006.

(2)	No such services were provided in 2007 or 2006.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

Date: February 26, 2008
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2008

/s/ Don Crosbie Don Crosbie
Chief Executive Officer,
Class I Director and
Chairman of the Board

/s/ Laura M. Bray Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach Alfred Dubach
Class I Director and
Vice Chairman of the Board

/s/ John C. Willems, III John C. Willems, III
Class II Director

/s/ Thomas Michel Thomas Michel
Class II Director