Form 10-Q
period 2008-03-31
CLAIMSNET COM INC
filed 2008-05-05
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-14665
CLAIMSNET.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2649230

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14860 Montfort Dr, Suite 250
Dallas, Texas	75254

(Address of principal executive offices)	(Zip Code)
972-458-1701
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 27,890,286 shares outstanding as of May 5, 2008.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007 (audited)	3
	Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2008 and 2007	4
	Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2007 (audited) and the Three Months Ended March 31, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4T.	Controls and Procedures	16

PART II. OTHER INFORMATION		17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 6.	Exhibits	17

SIGNATURES		19

CERTIFICATIONS

31.1 Certification of Don Crosbie

31.2 Certification of Laura M. Bray

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray
Unsecured Promissory Note - Thomas Michel
Certification of Don Crosbie
Certification of Laura M. Bray
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$47	$98
Accounts receivable, net of allowance for doubtful accounts of $0 and $2	281	255
Prepaid expenses and other current assets	41	22

Total current assets	369	375

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	166	109

INTANGIBLE AND OTHER ASSETS
Goodwill	137	—

TOTAL ASSETS	$672	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$252	$136
Accrued payroll and other current liabilities	130	103
Accrued interest	118	135
Capital leases — current portion	45	40
Deferred revenues — current portion	25	30
Notes payable to related parties — current portion	245	295
Convertible notes payable to related parties — current portion	410	600
Convertible notes payable — current portion	—	200

Total current liabilities	1,225	1,539

LONG-TERM LIABILITIES
Other long-term liabilities	1	1
Capital leases — long-term portion	34	42
Deferred revenues — long-term portion	25	28
Convertible notes payable to related parties — long-term portion	800	310
Convertible notes payable — long-term portion	100	100

Total long-term liabilities	960	481

Total liabilities	2,185	2,020

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 27,890,286 shares issued and outstanding as of March 31, 2008 and 26,101,180 as of December 31, 2007	28	26
Additional capital	43,332	43,179
Accumulated deficit	(44,873)	(44,741)

Total stockholders’ deficit	(1,513)	(1,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$672	$484

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
REVENUES	$490	$415

COST OF REVENUES	392	301

GROSS PROFIT	98	114

OPERATING EXPENSES
Selling, general and administrative	201	198

Total operating expenses	201	198

LOSS FROM OPERATIONS	(103)	(84)
OTHER INCOME (EXPENSE)
Interest expense — related parties	(21)	(18)
Interest expense — other	(8)	(8)
Interest income	—	3

Total other income (expense)	(29)	(23)

NET LOSS	$(132)	$(107)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	26,879	26,043

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2007 (audited) and the Three Months Ended March 31, 2008 (unaudited)
(In thousands)

	Number of		Number of				Total
	Preferred		Common Shares	Common	Additional	Accumulated	Stockholders’
	Shares Outstanding	Preferred Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2006	1	$—	26,001	$26	$43,166	$(44,284)	$(1,092)
Warrants exercised for common stock	—	—	100	—	20	—	20
Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	—	(457)	(457)

Balances at December 31, 2007	1	—	26,101	26	43,179	(44,741)	(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119
Issuance of common stock in payment of accrued interest — related party	—	—	89	—	36	—	36
Net loss	—	—	—	—	—	(132)	(132)

Balances at March 31, 2008	1	$—	27,890	$28	$43,332	$(44,873)	$(1,513)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132)	$(107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	23
Bad debt expense	3	—
Stock based compensation (reversal)	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(29)	(13)
Prepaid expenses and other current assets	(19)	3
Current liabilities and deferred revenue	130	17

Net cash used in operating activities	(29)	(84)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	(21)	—
Capitalized software development costs	(41)	(6)

Net cash used in investing activities	(62)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(10)	(8)
Proceeds from notes payable	—	100
Payment of notes payable	(200)	—
Proceeds from notes payable to related parties	250	10
Payment of notes payable to related parties	—	(30)
Proceeds from exercise of stock warrants	—	10

Net cash provided by financing activities	40	82

NET DECREASE IN CASH AND EQUIVALENTS	(51)	(8)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	98	251

CASH AND EQUIVALENTS, END OF PERIOD	$47	$243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$4

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$8	$—

Payment of accrued interest through issuance of common stock	$36	$—

Replacement note issued to pay off debt	$250	$—

Non-cash payments related to asset acquisition	$124	$—

Liabilities relieved in acquisition	$25	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of March 31, 2008 and the results of their operations and cash flows for the three months ended March 31, 2008 and 2007, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 26, 2008.
2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
3.	ACQUISITION

On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The Company anticipates that the acquisition will extend its current revenue generating processes by adding paper conversion and claims repricing, extend its claims processing capabilities and increase its client base. The $178,000 purchase price consisted of:
•	cash paid to the sellers in the aggregate amount of $25,000

•	an aggregate of 1,700,000 shares of common stock of the Company issued to the Sellers, valued at $0.07 per share in accordance with Emerging Issues Task Force (“EITF”) 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”

•	an aggregate of $29,000 in direct transaction costs; and

•	cash to be paid to the sellers by August 20, 2008 in the aggregate amount of $5,000
Operating results of Acceptius have been included in the Company’s consolidated financial statements since February 1, 2008, when the Company assumed the risk of loss for Acceptius’s operations, by recording revenue and cost of revenue transactions from that date directly in the accounts of the Company.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Cash	$4
Accounts receivable	24
Computer hardware and software	6
Software development costs	20
Goodwill	137
Current liabilities	(13)

$178

The following unaudited pro forma information presents the 2007 and 2008 results of operations of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three Months Ended
	March 31,
	2008	2007
Revenues	$529	$579
Net loss	$(128)	$(156)

Net loss per common share (basic and diluted)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	27,813	27,743
4.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at March 31, 2008 (in thousands):

Computer hardware and software	$394
Software development costs	2,047
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,664
Less accumulated depreciation and amortization	(2,498)

$166

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $54,564 for the quarter ended March 31, 2008. Amortization expense related to capital leases is included in depreciation expense.
5.	REVENUE RECOGNITION

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

There was no share-based compensation expense for the three months ended March 31, 2008 or the three months ended March 31, 2007.

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding options-March 31, 2008	900,776	$0.30-8.00	$1.15

Options exercisable-March 31, 2008	900,776	$0.30-8.00	$1.15

Outstanding options as of March 31, 2008, had a weighted average remaining contractual life of approximately 4.7 years. At March 31, 2008, options available for grant under the Company’s 1997 Plan were 431,916. There was no intrinsic value related to options at March 31, 2008.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding warrants-March 31, 2008	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-March 31, 2008	2,399,624	$0.15-0.35	$0.18

Outstanding employee warrants as of March 31, 2008, had a weighted average remaining contractual life of approximately 5.4 years. There was no intrinsic value related to warrants at March 31, 2008.
7.	LOANS FROM RELATED PARTIES

On March 20, 2008, the Company entered into an unsecured loan agreement in the amount of $250,000 pursuant to a convertible long-term loan agreement with a 5% shareholder of the Company. The note bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 62,500 shares per $10,000 of principal. Interest is payable on maturity.

On March 20, 2008, the Company entered into an unsecured loan agreement in the amount of $250,000 pursuant to a convertible long-term loan agreement with a 5% shareholder of the Company. The note bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of principal. Interest is payable on maturity. The Company repaid principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 by entering into this unsecured loan agreement.

The conversion price for the convertible notes was in excess of the trading price on the date of issuance, therefore no beneficial conversion feature exists for these notes.

8.	SUBSEQUENT EVENTS

On April 29, 2008, the Company entered into an unsecured loan agreement in the amount of $25,000 pursuant to a loan agreement with a director of the Company. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2007 and the following:
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
IN GENERAL
As of March 31, 2008, we had a working capital deficit of $856,000 and a stockholders’ deficit of $1,513,000. We generated revenues of $490,000 for the three months ended March 31, 2008 and $415,000 for the three months ended March 31, 2007. We have incurred net losses since inception and had an accumulated deficit of $44,873,000 at March 31, 2008. We expect to continue to operate at a loss in the near future.

The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, current regulations required us to begin complying with Sarbanes-Oxley Section 404 for our fiscal year ended December 31, 2007. Compliance with Sarbanes-Oxley Section 404 placed additional strain on our limited managerial, operational, and financial resources during 2007. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
On February 20, 2008, the Company acquired substantially all of the assets of Acceptius, Inc (“Acceptius”). Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of the Company’s common stock, par value $0.001 per share. The Company will pay Acceptius an additional $5,000 within the six months following February 20, 2008.
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
Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. Going forward, we intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007
REVENUES
Revenues for the three months ended March 31, 2008 (the “2008 first quarter”) were $490,000 compared to $415,000 for the three months ended March 31, 2007 (the “2007 first quarter”), representing an increase of 18%. Revenues for the 2008 first quarter from recurring revenue sources totaled $487,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. Revenues for the 2007 first quarter from recurring revenue sources totaled $412,000 and represented 99% of total revenues. Revenues from non-recurring sources totaled $3,000 and were related to support and other fees. The increase in revenues for the three month comparable periods was primarily the result of the acquisition of Acceptius. Revenues attributable to Acceptius were $68,000 from February 20, 2008 to the end of the 2008 first quarter.
COST OF REVENUES
Cost of revenues for the 2008 first quarter was $392,000, compared with $301,000 for the 2007 first quarter, representing an increase of 30%. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $10,000 for the 2008 first quarter compared with $6,000 for the 2007 first quarter. Transaction processing expenses were $143,000 for the 2008 first quarter compared with $94,000 for the 2007 first quarter. The increase in third party transaction processing expense was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $219,000 for the 2008 first quarter compared with $179,000 for the 2007 first quarter, primarily due to the addition of personnel. Amortization and depreciation expenses included $6,000 of software amortization and development project amortization expenses compared with $10,000 for the 2007 first quarter and $11,000 for depreciation associated with our capital lease equipment compared to $12,000 for the 2007 first quarter.
OPERATING EXPENSES
There were no research and development expenses for the 2008 first quarter or the 2007 first quarter. Research and development expenses are ordinarily comprised of personnel costs and related expenses. During the first quarter of 2008, we began an upgrade to our main website. We capitalized development costs of $41,000 in the 2008 first quarter related to an upgrade to our main website. We capitalized development costs of $6,000 during the 2007 first quarter related to a customer support inquiry tool.
Selling, general and administrative expenses for the 2008 first quarter were $201,000 compared with $198,000 for the 2007 first quarter. The increase was primarily attributable to an increase in personnel and associated benefits. We recognized a reduction in compensation expense for stock-based payment transactions of $7,000 for the 2007 first quarter as a result of an unvested warrant cancellation. No compensation expense in stock-based payment transactions was recognized for 2008.
OTHER INCOME (EXPENSE)
Interest expense of $29,000 was incurred for the 2008 first quarter on financing fees and related party debt compared with $26,000 for the 2007 first quarter. Interest income was $3,000 for the 2007 first quarter. There was no interest income in the 2008 first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $29,000 for the 2008 first quarter was primarily related to net loss of $132,000 offset by changes in working capital of $85,000 and depreciation and amortization of $18,000. Net cash used in operating activities of $84,000 for the 2007 first quarter was primarily related to net loss of $107,000 plus stock based compensation reversal of $7,000 offset by changes in working capital of $7,000 and depreciation and amortization of $23,000.
Net cash used in investing activities for the 2008 first quarter was $62,000 related to the cost of software development capitalized during the period of $41,000 and acquisition costs recognized as part of the Acceptius acquisition of $21,000. In comparison, net cash used in investing activities was $6,000 for the 2007 first quarter related to the cost of software development capitalized during the period.
Net cash provided by financing activities in the 2008 first quarter was $40,000, of which $250,000 was related to proceeds from related party debt offset by $200,000 of debt repayments and $10,000 of capital lease principal payments. Net cash provided by financing activities in the 2007 first quarter was $82,000, of which $10,000 was related to proceeds from related party debt, $100,000 in proceeds from third party debt, and $10,000 from the exercise of previously issued warrants offset by $30,000 of debt repayments and $8,000 of capital lease principal payments.
On February 20, 2008, the Company acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of the Company’s common stock, par value $0.001 per share. The Company will pay Acceptius an additional $5,000 within the six months following February 20, 2008.
On March 20, 2008, the Company entered into two unsecured loan agreements, each in the amount of $250,000, pursuant to convertible long-term loan agreements with Elmira United Corporation (“Elmira”), a 5% shareholder. The first note bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2011. Interest is payable on maturity. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 62,500 per $10,000 of principal. The second note bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2013. Interest is payable on maturity. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 47,500 per $10,000 of principal. The Company repaid principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 by entering into this unsecured loan agreement.
On March 20, 2008, the Company converted interest in the aggregate amount of $35,642 into common shares at the conversion price of $0.40 per share in accordance with two earlier convertible notes held by Elmira.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, current regulations required us to begin complying with Sarbanes-Oxley Section 404 for our fiscal year ended December 31, 2007. Compliance with Sarbanes-Oxley Section 404 placed additional strain on our limited managerial, operational, and financial resources during 2007. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4T. Controls and Procedures
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 26, 2008. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-KSB for the year ended December 31, 2007 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2008, the Company converted interest in the aggregate amount of $35,642 into common shares at the conversion price of $0.40 per share in accordance with two convertible notes held by Elmira. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided in Section 4(2) of the Securities Act of 1933, as amended. The issuance did not involve a public offering and the purchaser is an accredited investor.
ITEM 5. Other Information
On April 29, 2008, the Company entered into an unsecured loan agreement in the amount of $25,000 pursuant to a loan agreement with Thomas Michel, a director of the Company. A description of the relationships between the Company and Mr. Michel is provided in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, in “Item 12. Certain Relationships and Related Transactions.” The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
ITEM 6. Exhibits
The following exhibits are filed herewith:

2.1(1)	Asset Purchase Agreement by and between Claimsnet.com inc. and Acceptius, Inc. dated February 20, 2008.

3.1(3)	Certificate of Incorporation.

3.1(a)(3)	Certificate of Amendment to Certificate of Incorporation.

3.1(b)(4)	Certificate of Designation of Series A Preferred Stock.

3.1(c)(4)	Certificate of Designation of Series B Preferred Stock.

3.1(d)(4)	Certificate of Designation of Series C Preferred Stock.

3.1(e)(4)	Certificate of Designation of Series D Preferred Stock.

3.1(f)(2)	Certificate of Designation of Series E Preferred Stock.

3.2(3)	Bylaws, as amended.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4(5)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5(5)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6(5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7(6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8(6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9(6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(7)	Amendment No. 1 to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 20, 2008.

10.2(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10.3(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10.4	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated April 29, 2008.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008 filed on February 21, 2008.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008 filed on March 24, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant) May 5, 2008
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

May 5, 2008

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer