Form 10-Q
period 2008-06-30
CLAIMSNET COM INC
filed 2008-07-28
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 29,140,286 shares outstanding as of July 25, 2008.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION	3

ITEM 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2007 (audited) and the Six Months Ended June 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 4T. Controls and Procedures	17

PART II. OTHER INFORMATION	18

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 6. Exhibits	18

SIGNATURES	20

CERTIFICATIONS
Certification of Don Crosbie, Principal Executive Officer
Certification of Laura M. Bray, Principal Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350
31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$43	$98
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	261	255
Prepaid expenses and other current assets	45	22

Total current assets	349	375

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	194	109

INTANGIBLE AND OTHER ASSETS
Goodwill	138	—

TOTAL ASSETS	$681	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$277	$136
Accrued payroll and other current liabilities	108	103
Accrued interest	141	135
Capital leases – current portion	47	40
Deferred revenues – current portion	25	30
Notes payable to related parties – current portion	245	295
Convertible notes payable to related parties – current portion	400	600
Convertible notes payable – current portion	—	200

Total current liabilities	1,243	1,539

LONG-TERM LIABILITIES
Other long-term liabilities	—	1
Capital leases – long-term portion	22	42
Deferred revenues – long-term portion	20	28
Convertible notes payable to related parties – long-term portion	810	310
Convertible notes payable – long-term portion	100	100

Total long-term liabilities	952	481

Total liabilities	2,195	2,020

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of June 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 29,140,286 shares issued and outstanding as of June 30, 2008 and 26,101,180 as of December 31, 2007	29	26
Additional capital	43,531	43,179
Accumulated deficit	(45,074)	(44,741)

Total stockholders’ deficit	(1,514)	(1,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$681	$484

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES	$529	$411	$1,018	$826

COST OF REVENUES	422	272	810	573

GROSS PROFIT	107	139	208	253

OPERATING EXPENSES
Selling, general and administrative	281	201	487	398

Total operating expenses	281	201	487	398

LOSS FROM OPERATIONS	(174)	(62)	(279)	(145)

OTHER INCOME (EXPENSE)
Interest income	—	2	—	5
Interest expense – related parties	(21)	(18)	(41)	(36)
Interest expense — other	(5)	(9)	(13)	(17)

Total other income (expense)	(26)	(25)	(54)	(48)

NET LOSS	$(200)	$(87)	$(333)	$(193)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	28,344	26,051	27,611	26,047

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2007 (audited) and the Six Months Ended June 30, 2008 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2006	1	$—	26,001	$26	$43,166	$(44,284)	$(1,092)

Warrants exercised for common stock	—	—	100	—	20	—	20

Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(457)	(457)

Balances at December 31, 2007	1	—	26,101	26	43,179	(44,741)	(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest - related party	—	—	89	—	36	—	36

Issuance of common stock in payment of note principal - related party	—	—	1,250	1	199	—	200

Net loss	—	—	—	—	—	(333)	(333)

Balances at June 30, 2008	1	$—	29,140	$29	$43,531	$(45,074)	$(1,514)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(333)	$(193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	37
Bad debt expense	6	—
Stock based compensation (reversal)	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(11)	(2)
Prepaid expenses and other current assets	(23)	2
Current liabilities and deferred revenue	150	(24)

Net cash used in operating activities	(173)	(187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	(22)	—
Capitalized software development costs	(89)	(6)

Net cash used in investing activities	(111)	(6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(21)	(17)
Proceeds from notes payable	—	100
Payment of notes payable	(200)	—
Proceeds from notes payable to related parties	475	10
Payment of notes payable to related parties	(25)	(30)
Proceeds from exercise of stock warrants	—	10

Net cash provided by financing activities	229	73

NET DECREASE IN CASH AND EQUIVALENTS	(55)	(120)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	98	251

CASH AND EQUIVALENTS, END OF PERIOD	$43	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$11	$8

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$8	$—

Payment of notes payable and accrued interest through issuance of common stock	$236	$—

Replacement note issued to pay off debt	$250	$—

Non-cash payments related to asset acquisition	$124	$—

Liabilities relieved in acquisition	$25	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2008 and the results of their operations and cash flows for the three and six months ended June 30, 2008 and 2007, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock will experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	ACQUISITION

On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The Company anticipates that the acquisition will extend its current revenue generating processes by adding paper conversion and claims repricing, extend its claims processing capabilities and increase its client base. The $179,000 purchase price consisted of:
•	cash paid to the sellers in the aggregate amount of $25,000

•	an aggregate of 1,700,000 shares of common stock of the Company issued to the Sellers, valued at $0.07 per share in accordance with Emerging Issues Task Force (“EITF”) 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”

•	an aggregate of $30,000 in direct transaction costs; and

•	cash to be paid to the sellers by August 20, 2008 in the aggregate amount of $5,000
Operating results of Acceptius have been included in the Company’s consolidated financial statements since February 1, 2008, when the Company assumed the risk of loss for Acceptius’s operations, by recording revenue and cost of revenue transactions from that date directly in the accounts of the Company.

The following table summarizes the initial fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation.

Cash	$4
Accounts receivable	24
Computer hardware and software	6
Software development costs	20
Goodwill	138
Current liabilities	(13)

$179

The following unaudited pro forma information presents the 2007 and 2008 results of operations of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$529	$560	$1,057	$1,136
Net loss	$(200)	$(130)	$(325)	$(286)

Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	28,344	27,751	28,078	27,747
4.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at June 30, 2008 (in thousands):

Computer hardware and software	$395
Software development costs	2,095
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,713
Less accumulated depreciation and amortization	(2,519)

$194

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $65,321 for the quarter ended June 30, 2008. Amortization expense related to capital leases is included in depreciation expense.

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

There was no share-based compensation expense for the three and six months ended June 30, 2008 or the three and six months ended June 30, 2007.

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding options-June 30, 2008	900,776	$0.30-8.00	$1.15

Options exercisable-June 30, 2008	900,776	$0.30-8.00	$1.15

Outstanding options as of June 30, 2008, had a weighted average remaining exercise period of approximately 4.5 years. At June 30, 2008, options available for grant under the Company’s 1997 Stock Option Plan were 431,916. There was no intrinsic value related to outstanding options at June 30, 2008.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding warrants-June 30, 2008	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-June 30, 2008	2,399,624	$0.15-0.35	$0.18

Outstanding employee warrants as of June 30, 2008, had a weighted average remaining exercise period of approximately 5.1 years. There was an intrinsic value of $31,750 related to outstanding warrants at June 30, 2008.

7.	LOANS FROM RELATED PARTIES

On May 29, 2008, the Company exercised its option to convert into its common stock a portion of debt evidenced by an unsecured promissory note with a 5% shareholder of the Company. The note was issued March 20, 2008 with a maturity date of March 31, 2011, and bears interest at the rate of 3.5% per annum. $200,000 of the outstanding principal was converted into 1,250,000 shares of the Company’s common stock at a conversion price of 62,500 shares per $10,000 of principal.

On May 13, 2008, the Company issued a convertible unsecured promissory note upon receipt of $200,000 from a 5% shareholder of the Company. The note bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of principal.

On April 29, 2008, the Company issued an unsecured promissory note upon receipt of $25,000 from a director of the Company. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice. On June 17, 2008, the Company repaid the note plus accrued interest.

On March 20, 2008, the Company converted interest in the aggregate amount of $35,642 into common shares at the conversion price of $0.40 per share in accordance with two earlier convertible promissory notes held by a 5% shareholder of the Company.

On March 20, 2008, the Company issued a convertible unsecured promissory note upon receipt of $250,000 from a 5% shareholder of the Company. The note bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 62,500 shares per $10,000 of principal.

On March 20, 2008, the Company issued a convertible unsecured promissory note upon receipt of $250,000 from a 5% shareholder of the Company. The note bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of principal. The Company repaid principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 by entering into this unsecured note.

The conversion price for all of the above described convertible notes was in excess of the trading price on the date of issuance, therefore no beneficial conversion feature exists for these agreements.

8.	SUBSEQUENT EVENTS

None.

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
IN GENERAL
As of June 30, 2008, we had a working capital deficit of $894,000 and a stockholders’ deficit of $1,514,000. We generated revenues of $1,018,000 for the six months ended June 30, 2008 and $826,000 for the six months ended June 30, 2007. We have incurred net losses since inception and had an accumulated deficit of $45,074,000 at June 30, 2008. We expect to continue to operate at a loss in the near future.

The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock will. experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. Compliance with Sarbanes-Oxley Section 404 places additional strain on our limited managerial, operational, and financial resources during 2008. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2007
REVENUES
Revenues for the three months ended June 30, 2008 (the “2008 second quarter”) were $529,000 compared to $411,000 for the three months ended June 30, 2007 (the “2007 second quarter”), representing an increase of 29%. The acquisition of Acceptius customers accounted for 19%, while the addition of other new clients and an increase in the volume of transactions processed for existing clients accounted for 10% of the increase in revenues for the three month comparable periods.
Revenues for the six months ended June 30, 2008 (the “2008 first half”) were $1,018,000 compared to $826,000 for the six months ended June 30, 2007 (the “2007 first half”), representing an increase of 23%. The acquisition of Acceptius customers accounted for 16%, while the addition of other new clients and an increase in the volume of transactions processed for existing clients accounted for 7% of the increase in revenues for the six month comparable periods.
COST OF REVENUES
Cost of revenues for the 2008 second quarter was $422,000, compared with $272,000 for the 2007 second quarter, representing an increase of 55%. Cost of revenues for the 2008 first half was $810,000, compared with $573,000 for the 2007 first half, representing an increase of 41%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Only two of these components materially changed between the 2008 second quarter and the 2007 second quarter, and between the 2008 first half and the 2007 first half. Transaction processing expenses were $153,000 for the 2008 second quarter compared to $97,000 in the 2007 second quarter, while transaction processing expenses increased to $296,000 for the 2008 first half compared to $191,000 for the 2007 first half.. The increase in third party transaction processing expenses for both periods was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $241,000 for the 2008 second quarter compared to $155,000 for the 2007 second quarter, while customer support operation expenses were $459,000 for the 2008 first half compared to $334,000 for the 2007 first half. These changes are primarily due to the addition of personnel.
OPERATING EXPENSES
There were no research and development expenses for the 2008 or 2007 first half. Research and development expenses are comprised of personnel costs and related expenses. During the 2006 second quarter, we began development of a customer care application and two customer support inquiry tools. We capitalized development cost of $48,000 during the 2008 second quarter and development cost of $89,000 during the 2008 first half, respectively. We capitalized no development costs during the 2007 second quarter and development cost of $6,000 during the 2007 first half, respectively.
Selling, general and administrative expenses for the 2008 second quarter were $281,000 compared with $201,000 for the 2007 second quarter, an increase of 40%. Selling, general and administrative expenses were $487,000 for the 2008 first half, compared with $398,000 for the 2007 first half, an increase of 22%. These changes are primarily due to the addition of sales personnel.
No compensation expense in stock-based payment transactions was recognized for the 2008 or 2007 second quarter. No compensation expense in stock-based payment transactions was recognized for the 2008 first half. A reversal of compensation expense in stock-based payment transactions of $7,000 was recognized for the 2007 first half, as a result of an unvested warrant cancellation.
OTHER INCOME (EXPENSE)
Interest expense of $26,000 and $54,000 was incurred for the 2008 second quarter and 2008 first half, respectively, on financing fees and affiliate debt compared with $27,000 and $53,000 for the 2007 second quarter and 2007 first half, respectively. Interest income was $2,000 and $5,000 for the 2007 second quarter and first half, respectively. There was no interest income in the 2008 second quarter or first half.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $173,000 for the 2008 first half was primarily related to net loss of $333,000, less depreciation of $38,000 offset by changes in working capital and non-current deferred revenue of $122,000. Net cash used in operating activities of $187,000 for the 2007 first half was primarily related to net loss of $193,000, less depreciation of $37,000 offset by stock based compensation reversal of $7,000 and changes in working capital of $24,000.
Net cash used in investing activities for the 2008 first half was $111,000 related to the cost of software development capitalized during the period of $89,000 and acquisition costs recognized as part of the Acceptius acquisition of $22,000. Net cash used in investing activities for the 2007 first half was $6,000 related to the cost of software development capitalized during the period.
Net cash provided by financing activities in the 2008 first half was $229,000, of which $450,000 was related to proceeds from related party debt, offset by $200,000 of debt repayments and $21,000 of capital lease principal payments. Net cash provided by financing activities in the 2007 first half was $73,000, of which $10,000 was related to proceeds from related party debt, $100,000 was proceeds from third party debt, and $10,000 was from the exercise of previously issued warrants offset by $30,000 of debt repayments and $17,000 of capital lease principal payments.

On February 20, 2008, we acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, we paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of our common stock, par value $0.001 per share. We will pay Acceptius an additional $5,000 within the six months following February 20, 2008.
On March 20, 2008, we entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-term promissory notes with Elmira United Corporation (“Elmira”), a 5% shareholder. The first note was issued upon our receipt of $250,000 and bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note is due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 62,500 per $10,000 of principal. On May 29, 2008, we exercised our option to convert a portion of this note. $200,000 of the outstanding principal was converted into 1,250,000 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 and bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2013. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 47,500 per $10,000 of principal.
On March 20, 2008, we converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into shares of our common stock at the conversion price of $0.40 per share.
On April 29, 2008, we entered into an unsecured note in the amount of $25,000 pursuant to a promissory note with Thomas Michel, a director. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice. On June 17, 2008, we repaid the note plus accrued interest.
On May 13, 2008, we entered into an unsecured note in the amount of $200,000 pursuant to a convertible long-term promissory note with Elmira. The note bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 47,500 shares per $10,000 of principal.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2008. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock will experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. Compliance with Sarbanes-Oxley Section 404 places additional strain on our limited managerial, operational, and financial resources during 2008. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 26, 2008. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
In an effort to mitigate this material weakness, all financial reports are reviewed by the Chief Operating Officer, the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 20, 2008, we converted interest in the aggregate amount of $35,642 into shares of our common stock at the conversion price of $0.40 per share in accordance with two convertible notes held by Elmira. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”). The issuance did not involve a public offering and the purchaser is an accredited investor.
On May 29, 2008, we exercised our option to convert a portion of an unsecured note with Elmira. The note was originally issued March 20, 2008 with a maturity date of March 31, 2011, and bears interest at the rate of 3.5% per annum. $200,000 of the outstanding principal was converted into 1,250,000 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. The shares were not registered under the Securities Act by virtue of the exemption provided in Section 4(2). The issuance did not involve a public offering and the purchaser is an accredited investor.
ITEM 6. Exhibits
The following exhibits are filed herewith:

2.1(1)	Asset Purchase Agreement by and between Claimsnet.com inc. and Acceptius, Inc. dated February 20, 2008.

3.1(3)	Certificate of Incorporation.

3.1 (a)(3)	Certificate of Amendment to Certificate of Incorporation.

3.1 (b)(4)	Certificate of Designation of Series A Preferred Stock.

3.1 (c)(4)	Certificate of Designation of Series B Preferred Stock.

3.1 (d)(4)	Certificate of Designation of Series C Preferred Stock.

3.1 (e)(4)	Certificate of Designation of Series D Preferred Stock.

3.1 (f)(2)	Certificate of Designation of Series E Preferred Stock.

3.2(3)	Bylaws, as amended.

4.1(3)	Form of Common Stock Certificate.

4.2(4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4(5)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5(5)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6(5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7(6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8(6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9(6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(7)	Amendment No. 1 to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 20, 2008.

10.2(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10.3(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10. 4(8)	Unsecured Promissory Note between Claimsne.com and Thomas Michel dated April 29, 2008.

31.1	Certification of Don Crosbie, Principal Executive Officer.

31.2	Certification of Laura M. Bray, Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie, Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray, Principal Financial Officer.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008 filed on February 21, 2008.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008 filed on March 24, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated May 5, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

July 28, 2008

By:	/s/ Don Crosbie Don Crosbie
Chief Executive Officer
Principal Executive Officer

July 28, 2008

By:	/s/ Laura M. Bray Laura M. Bray
Chief Financial Officer
Principal Financial Officer