Form 10-Q
period 2008-09-30
CLAIMSNET COM INC
filed 2008-10-30
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 29,466,236 shares outstanding as of October 27, 2008.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2007 (audited) and the Nine Months Ended September 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 4T. Controls and Procedures	18

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 6. Exhibits	19

SIGNATURES	21

CERTIFICATIONS

31.1 Certification of Don Crosbie

31.2 Certification of Laura M. Bray

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$53	$98
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	268	255
Prepaid expenses and other current assets	51	22

Total current assets	372	375

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	187	109

INTANGIBLE AND OTHER ASSETS
Goodwill	138	—

TOTAL ASSETS	$697	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$301	$136
Accrued payroll and other current liabilities	139	103
Accrued interest	161	135
Capital leases — current portion	48	40
Deferred revenues — current portion	23	30
Notes payable to related parties — current portion	345	295
Convertible notes payable to related parties — current portion	400	600
Convertible notes payable — current portion	—	200

Total current liabilities	1,417	1,539

LONG-TERM LIABILITIES
Other long-term liabilities	—	1
Capital leases — long-term portion	9	42
Deferred revenues — long-term portion	24	28
Convertible notes payable to related parties — long-term portion	760	310
Convertible notes payable — long-term portion	100	100

Total long-term liabilities	893	481

Total liabilities	2,310	2,020

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of September 30, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 29,466,236 shares issued and outstanding as of September 30, 2008 and 26,101,180 as of December 31, 2007	30	26
Additional capital	43,582	43,179
Accumulated deficit	(45,225)	(44,741)

Total stockholders’ deficit	(1,613)	(1,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$697	$484

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES	$527	$414	$1,545	$1,240

COST OF REVENUES	408	274	1,218	846

GROSS PROFIT	119	140	327	394

OPERATING EXPENSES
Selling, general and administrative	245	195	732	594

Total operating expenses	245	195	732	594

LOSS FROM OPERATIONS	(126)	(55)	(405)	(200)

OTHER INCOME (EXPENSE)
Interest income	—	1	—	6
Interest expense — related parties	(21)	(18)	(62)	(27)
Interest expense — other	(4)	(9)	(17)	(54)

Total other income (expense)	(25)	(26)	(79)	(75)

NET LOSS	$(151)	$(81)	$(484)	$(275)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	29,247	26,051	28,160	26,048

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2007 (audited) and the Nine Months Ended September 30, 2008 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2006	1	$—	26,001	$26	$43,166	$(44,284)	$(1,092)

Warrants exercised for common stock	—	—	100	—	20	—	20

Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(457)	(457)

Balances at December 31, 2007	1	—	26,101	26	43,179	(44,741)	(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest - related party	—	—	102	—	38	—	38

Issuance of common stock in payment of note principal - related party	—	—	1,563	2	248	—	250

Net loss	—	—	—	—	—	(484)	(484)

Balances at September 30, 2008	1	$—	29,466	$30	$43,582	$(45,225)	$(1,613)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(484)	$(275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54	55
Bad debt expense	7	—
Stock based compensation (reversal)	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(19)	(77)
Prepaid expenses and other current assets	(29)	2
Current and non-current liabilities	229	6

Net cash used in operating activities	(242)	(296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	(22)	—
Purchases of property and equipment	—	(2)
Capitalized software development costs	(98)	(6)

Net cash used in investing activities	(120)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(33)	(26)
Proceeds from notes payable	—	100
Payment of notes payable	(200)	—
Proceeds from notes payable to related parties	575	60
Payment of notes payable to related parties	(25)	(30)
Proceeds from exercise of stock warrants	—	10

Net cash provided by financing activities	317	114

NET DECREASE IN CASH AND EQUIVALENTS	(45)	(190)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	98	251

CASH AND EQUIVALENTS, END OF PERIOD	$53	$61

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$16	$32

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$8	$—

Payment of notes payable and accrued interest through issuance of common stock	$288	$—

Replacement note issued to pay off debt	$250	$—

Non-cash payments related to asset acquisition	$124	$—

Liabilities relieved in acquisition	$25	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of September 30, 2008 and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The Company anticipates that the acquisition will expand its current revenue generating opportunities by adding paper conversion and claims repricing, extend its claims processing capabilities and increase its client base. The $179,000 purchase price consisted of:
•	cash paid to the sellers in the aggregate amount of $25,000

•	an aggregate of 1,700,000 shares of common stock of the Company issued to the Sellers, valued at $0.07 per share in accordance with Emerging Issues Task Force (“EITF”) 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”

•	an aggregate of $30,000 in direct transaction costs; and

•	cash to be paid to the sellers by August 20, 2008 in the aggregate amount of $5,000.
The Company was to pay Acceptius an additional $5,000 within the six months following February 20, 2008. Several attempts have been made to tender payment of this additional $5,000, but the Company has been unable to make contact with any Acceptius representatives since July. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$527	$554	$1,583	$1,690
Net loss	$(151)	$(112)	$(477)	$(398)

Net loss per common share (basic and diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	29,247	27,751	28,471	27,748
4.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at September 30, 2008 (in thousands):

Computer hardware and software	$395
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,721
Less accumulated depreciation and amortization	(2,534)

$187

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $76,076 for the quarter ended September 30, 2008. Amortization expense related to capital leases is included in depreciation expense.

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

No compensation expense in stock-based payment transactions was recognized for the three months ended September 30, 2008 or 2007. No compensation expense in stock-based payment transactions was recognized for the nine months ended September 30, 2008. A reversal of compensation expense in stock-based payment transactions of $7,000 was recognized for the nine months ended September 30, 2007, as a result of an unvested warrant cancellation.

The following table summarizes the stock option activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding options-September 30, 2008	900,776	$0.30-8.00	$1.15

Options exercisable-September 30, 2008	900,776	$0.30-8.00	$1.15

Outstanding options as of September 30, 2008, had a weighted average remaining exercise period of approximately 4.2 years. At September 30, 2008, options available for grant under the Company’s 1997 Stock Option Plan were 431,916. There was no intrinsic value related to outstanding options at September 30, 2008.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants-December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired or cancelled	—	—	—

Outstanding warrants-September 30, 2008	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-September 30, 2008	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of September 30, 2008, had a weighted average remaining exercise period of approximately 4.9 years. There was no intrinsic value related to outstanding options at September 30, 2008.

7.	LOANS FROM RELATED PARTIES

On September 29, 2008, the Company issued an unsecured promissory note upon receipt of $20,000 from a director of the Company. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

On September 16, 2008, the Company issued an unsecured promissory note upon receipt of $30,000 from a director of the Company. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

On September 1, 2008, the Company exercised its option to convert into its common stock a portion of debt evidenced by an unsecured promissory note with a 5% shareholder of the Company. The note was issued March 20, 2008 with a maturity date of March 31, 2011, and bears interest at the rate of 3.5% per annum. $50,000 of the outstanding principal was converted into 312,500 shares of the Company’s common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of the Company’s common stock at a conversion price of 62,500 shares per $10,000 of interest.

On August 20, 2008, the Company issued an unsecured promissory note upon receipt of $50,000 from a related party. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

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

On October 28, 2008, the Company issued an unsecured promissory note upon receipt of $50,000 from a related party. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

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
IN GENERAL
As of September 30, 2008, we had a working capital deficit of $1,045,000 and a stockholders’ deficit of $1,613,000. We generated revenues of $1,545,000 for the nine months ended September 30, 2008 and $1,240,000 for the nine months ended September 30, 2007. We have incurred net losses since inception and had an accumulated deficit of $45,225,000 at September 30, 2008. We expect to continue to operate at a loss in the near future.

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
On February 20, 2008, the Company acquired substantially all of the assets of Acceptius, Inc (“Acceptius”). Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of the Company’s common stock, par value $0.001 per share. The Company was to pay Acceptius an additional $5,000 within the six months following February 20, 2008. Several attempts have been made to tender payment of this additional $5,000, but the Company has been unable to make contact with any Acceptius representatives since July. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.
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
RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
REVENUES
Revenues for the three months ended September 30, 2008 (the “2008 Third Quarter”) were $527,000 compared to $414,000 for the three months ended September 30, 2007 (the “2007 Third Quarter”), representing an increase of 27%. The acquisition of Acceptius customers accounted for 17%, while the addition of other new clients and an increase in the volume of transactions processed for existing clients accounted for 10% of the increase in revenues for the three month comparable periods.
Revenues for the nine months ended September 30, 2008 (the “2008 Nine Months”) were $1,545,000 compared to $1,240,000 for the nine months ended September 30, 2007 (the “2007 Nine Months”), representing an increase of 25%. The acquisition of Acceptius customers accounted for 17%, while the addition of other new clients and an increase in the volume of transactions processed for existing clients accounted for 8% of the increase in revenues for the nine month comparable periods.

COST OF REVENUES
Cost of revenues for the 2008 Third Quarter was $408,000, compared with $274,000 for the 2007 Third Quarter, representing an increase of 49%. Cost of revenues for the 2008 Nine Months was $1,218,000, compared with $846,000 for the 2007 Nine Months, representing an increase of 44%.
The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Only two of these components materially changed between the 2008 Third Quarter and the 2007 Third Quarter, and between the 2008 Nine Months and the 2007 Nine Months. Transaction processing expenses were $151,000 for the 2008 Third Quarter compared to $94,000 in the 2007 Third Quarter, while transaction processing expenses increased to $447,000 for the 2008 Nine Months compared to $285,000 for the 2007 Nine Months. The increase in third party transaction processing expenses for both periods was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $231,000 for the 2008 Third Quarter compared to $156,000 for the 2007 Third Quarter, while customer support operation expenses were $690,000 for the 2008 Nine Months compared to $490,000 for the 2007 Nine Months. These changes are primarily due to the addition of personnel.
OPERATING EXPENSES
There were no research and development expenses for the 2008 or 2007 Nine Months. Research and development expenses are comprised of personnel costs and related expenses. During the 2006 Second Quarter, we began development of a customer care application and two customer support inquiry tools. We capitalized development cost of $9,000 during the 2008 Third Quarter and development cost of $98,000 during the 2008 Nine Months, respectively. We capitalized no development costs during the 2007 Third Quarter and development cost of $6,000 during the 2007 Nine Months, respectively.
Selling, general and administrative expenses for the 2008 Third Quarter were $245,000 compared with $195,000 for the 2007 Third Quarter, an increase of 26%. Selling, general and administrative expenses were $732,000 for the 2008 Nine Months, compared with $594,000 for the 2007 Nine Months, an increase of 23%. These changes are primarily due to the addition of sales personnel.
No compensation expense in stock-based payment transactions was recognized for the 2008 or 2007 Third Quarter. No compensation expense in stock-based payment transactions was recognized for the 2008 Nine Months. A reversal of compensation expense in stock-based payment transactions of $7,000 was recognized for the 2007 Nine Months, as a result of an unvested warrant cancellation.
OTHER INCOME (EXPENSE)
Interest expense of $25,000 and $79,000 was incurred for the 2008 Third Quarter and 2008 Nine Months, respectively, on financing fees and affiliate debt compared with $27,000 and $81,000 for the 2007 Third Quarter and 2007 Nine Months, respectively. Interest income was $1,000 and $6,000 for the 2007 Third Quarter and Nine Months, respectively. There was no interest income in the 2008 Third Quarter or 2008 Nine Months.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $242,000 for the 2008 Nine Months was primarily related to net loss of $484,000, less depreciation of $54,000 and changes in working capital and non-current deferred revenue of $188,000. Net cash used in operating activities of $296,000 for the 2007 Nine Months was primarily related to net loss of $275,000, less depreciation of $55,000 offset by stock based compensation reversal of $7,000 and changes in working capital of $69,000.
Net cash used in investing activities for the 2008 Nine Months was $120,000 related to the cost of software development capitalized during the period of $98,000 and acquisition costs recognized as part of the Acceptius acquisition of $22,000. Net cash used in investing activities for the 2007 Nine Months was $8,000 related to the cost of software development capitalized during the period of $6,000 and purchases of property and equipment of $2,000.

Net cash provided by financing activities in the 2008 Nine Months was $317,000, of which $575,000 was related to proceeds from related party debt, offset by $225,000 of debt repayments and $33,000 of capital lease principal payments. Net cash provided by financing activities in the 2007 Nine Months was $114,000, of which $60,000 was related to proceeds from related party debt, $100,000 was proceeds from third party debt, and $10,000 was from the exercise of previously issued warrants offset by $30,000 of debt repayments to a director of the Company and $26,000 of capital lease principal payments.
On February 20, 2008, we acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, we paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of our common stock, par value $0.001 per share. We were to pay Acceptius an additional $5,000 within the six months following February 20, 2008. Several attempts have been made to tender payment of this additional $5,000, but we have been unable to make contact with any Acceptius representatives since July. The obligation is recorded as a current payable by us, awaiting communication from Acceptius representatives concerning payment instructions.
On March 20, 2008, we entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-term promissory notes with Elmira United Corporation (“Elmira”), a 5% shareholder. The first note was issued upon our receipt of $250,000 and bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note is due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 62,500 per $10,000 of principal. On May 29, 2008, we exercised our option and converted $200,000 of this note’s principal into 1,250,000 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. On September 1, 2008, we exercised our option and converted the remaining $50,000 of this note’s principal into 312,500 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of our common stock at a conversion price of 62,500 shares per $10,000 of interest. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 and bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2013. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 47,500 per $10,000 of principal.
On March 20, 2008, we converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into shares of our common stock at the conversion price of $0.40 per share.
On April 29, 2008, we entered into an unsecured note in the amount of $25,000 pursuant to a promissory note with Thomas Michel, one of our board members (“Michel”). The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice. On June 17, 2008, we repaid the note plus accrued interest.
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
On August 20, 2008, we entered into an unsecured note in the amount of $50,000 pursuant to a promissory note with National Financial Corporation, a related party. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On September 16, 2008, we entered into an unsecured note in the amount of $30,000 pursuant to a promissory note with Michel. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On September 29, 2008, we entered into an unsecured note in the amount of $20,000 pursuant to a promissory note with Michel. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 26, 2008. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 1, 2008, we exercised our option to convert the remainder of an unsecured note with Elmira. The note was originally issued March 20, 2008 with a maturity date of March 31, 2011, and accrued interest at the rate of 3.5% per annum. We converted $50,000 of the outstanding principal into 312,500 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of our common stock at a conversion price of 62,500 shares per $10,000 of interest. The shares were not registered under the Securities Act by virtue of the exemption provided in Section 4(2). The issuance did not involve a public offering and the purchaser is an accredited investor.
ITEM 6. Exhibits
The following exhibits are filed herewith:

2.1(1)	Asset Purchase Agreement by and between Claimsnet.com inc. and Acceptius, Inc. dated February 20, 2008.

3.1(3)	Certificate of Incorporation.

3.1(a) (3)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(3)	Bylaws, as amended.

4.1(3)	Form of Common Stock Certificate.

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(7)	Amendment No. 1 to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 20, 2008.

10.2(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10.3(7)	Unsecured Convertible Promissory Note between Claimsnet.com and Elmira United Corporation dated March 20, 2008.

10. 4(8)	Unsecured Promissory Note between Claimsne.com and Thomas Michel dated April 29, 2008.

31.1	Certification of Don Crosbie, Principal Executive Officer.

31.2	Certification of Laura M. Bray, Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie, Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray, Principal Financial Officer.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 20, 2008 filed on February 21, 2008.

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008 filed on March 24, 2008.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 10-Q dated May 5, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

October 30, 2008
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer
Principal Executive Officer

October 30, 2008
By:	/s/ Laura M. Bray Laura M. Bray
Chief Financial Officer
Principal Financial Officer