Form 10-K
period 2008-12-31
CLAIMSNET COM INC
filed 2009-03-02
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 001-14665.
CLAIMSNET.COM INC.
(Name of registrant in its charter)

Delaware	75-2649230

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14860 Montfort Dr., Suite 250, Dallas, Texas	75254

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 972-458-1701
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐ No ☑
Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant, based on the average of bid and ask price of our common stock as of June 30, 2008, was $3,233,790.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 33,353,576 shares outstanding as of February 28, 2009.
DOCUMENTS INCORPORATED BY REFERENCE            None.

PART I
ITEM 1. DESCRIPTION OF BUSINESS.
Claimsnet.com inc. (“Company”, “we”, “our”, or “us”) is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last ten years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our systems, in addition to providing electronic communication between various parties, improve editing and checking of data accuracy in medical claims without the need for changes to customers IT systems. Both the ease of data exchange as well as the quality of the data being exchanged, allows users to realize increases in electronic transaction volumes compared to paper transactions. These processes improve the speed and accuracy of the transactions and enhance the auto adjudication percentage rates, thereby improving the productivity of claims adjusters and the speed of medical reimbursements to healthcare providers. Included in this process is real-time editing of the claims data for compliance with format and content requirements of payers to satisfy payers specific processing requirements, again adding to people productivity and speed of reimbursement turn around times. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).
We believe that the following are significant advantages of our electronic transaction processing services:
•	the ability to easily configure the system to meet the specific needs of our clients, both in the format and content of data being exchanged;

•	the ability to accept input from a variety of sources (direct output from a provider’s practice management system, EDI files from clearinghouses and trading partners, and data conversion from scanned paper forms), pre-process the data, improve the data or reject the transaction according to client-specific business rules, and deliver the data in a consistent and client-defined format;

•	the ability to create multiple custom website formats to be promoted by partners and sponsors without modification of the server-based processing systems;

•	the ability of healthcare providers utilizing their websites to interactively process claims on the Internet and receive real time edits prior to claim submission; and

•	the minimal software and processing power required for providers to utilize our proprietary software; and

•	EHNAC certification statement.
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
BUSINESS STRATEGY
Our business strategy is as follows:
•	to utilize our technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
•	to market our services directly to the provider and payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including Internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue; and

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers.
Our business strategies may not succeed, and we may never achieve our business objectives.
In February 2008, we acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. We anticipate that the acquisition will expand our current revenue generating opportunities by adding paper conversion and claims repricing, extend our claims processing capabilities and increase our client base.
HEALTHCARE TRANSACTION PROCESSING SOFTWARE AND SECURITY
Our healthcare transaction processing software is designed for processing in-patient and outpatient healthcare claims and electronic remittance advice claims (ERA’s). The software is modular, providing valuable flexibility, and generally consists of the following components:
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
Our software replaces the expensive and time-consuming hard-coding routines required by traditional systems with a user-friendly system that is table-based. Our table-based systems makes payer-specific edits to meet the requirements of payers and avoids expensive onsite software changes. Our personnel input new edits. Once healthcare providers or trading partners connect to our secure website, our software edits claims on-line automatically, using a database containing more than 22,000 edit variables. In the event that a particular payer cannot accept submission of claims electronically, we either print and mail hard copies of the claims to these payers and charge the provider for this additional service or allow the provider to print and mail the claims.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from two customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 36% and 40% of our revenues for 2008 and 2007, respectively; revenues received from another customer represented 8% and 11% of our revenues for 2008 and 2007, respectively.

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
MARKETING
Our marketing strategy is two-fold.
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
Second, we have rebuilt our direct sales force with a direct sales campaign to the PPO, HMO, TPA, Medical Insurance carrier, and provider marketplace. We continue to review and assess these sales and marketing policies to enable us to accelerate revenue growth. However, such efforts may not be successful.
During 2008, we rebuilt a direct sales force, focused both on the payer and provider healthcare community. This effort targets payers, third party administrators, and provider networks and has resulted in new contracts which are in various stages of implementation or production.
In support of our marketing strategy, we have been and are presently a member of the Cooperative Exchange Association, an organization seeking to expand the delivery of HIPAA-defined transactions to the nation’s healthcare payers, and whereby member and non-member organizations transmit claims to each other as required.
Additionally, we have entered into several relationships with strategic partners for the marketing of our services and use of our proprietary technology, including arrangements entered into with business-to-business healthcare transaction service providers and application service providers such as DST Health (formerly Synertech Systems, Inc.), SourceLynx and Tela Sourcing to operate or provide each a co-branded or private-labeled version of our claims processing application to be marketed by the other party either directly throughout the United States or, as part of its own Internet-based service.
COMPETITION
Several large companies such as Emdeon, RelayHealth, Availity, ENS Ingenix and MedAvant dominate the claims processing industry in which we operate. Each of these companies operates a regional or national clearinghouse of medical and dental claims. In most cases, these companies have large existing capital and software investments and focus on large healthcare providers, such as hospitals and large clinics, or act as wholesale clearinghouses for smaller electronic claims processing companies. We estimate, based on information from various trade journals, that in addition to these large competitors, there are at least 100 or more small independent electronic claims processing companies and clearinghouses which operate as local sub-clearinghouses for the processing of medical and dental claims, many of which are larger and have greater financial resources than we do.
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
EMPLOYEES
As of December 31, 2008, we had a total of eighteen employees, all of which are full-time employees. Three of these employees were executive officers, two were sales executives, and thirteen were technical and service personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.
SIGNIFICANT SUBSEQUENT EVENTS
On January 6, 2009, we issued an unsecured promissory note upon receipt of $100,000 from a related party. The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On January 8, 2009, upon the demand of Mr. Thomas Michel, a member of our board of directors (“Michel”), we repaid principal on an outstanding convertible note in the aggregate amount of $50,000 plus accrued interest of $8,558.
On January 31, 2009, we exercised our option to convert into common stock a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The note was issued March 20, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of our common stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of our common stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, we exercised our option to convert into common stock a debt evidenced by an unsecured promissory note with Elmira. The note was issued May 13, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of our common stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of our common stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, we issued amendments to two unsecured promissory notes with Michel. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, we issued an amendment to an unsecured promissory note with National Financial Corporation, a related party (“NFC”). The note originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, we issued an amendment to an unsecured promissory note with NFC. The note originally bore interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, we issued amendments to three unsecured promissory notes with NFC. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, we issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The note originally bore interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, we issued an amendment to an unsecured promissory note with Schellenberg. The note originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

ITEM 1A. RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2008 and for the year then ended contains a qualification with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to repay debt obligations as they become due, may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2004, 2005, 2006, 2007, and 2008, we incurred net losses of $657,000, $279,000, $389,000, $457,000, and $650,000, respectively. As of December 31, 2004, 2005, 2006, 2007, and 2008, we had working capital deficits of $279,000, $305,000, $514,000, $1,164,000, and $789,000, respectively. We generated revenues of $1,046,000, $1,266,000, $1,464,000, $1,648,000, and $2,080,000 for the years ended December 31, 2004, 2005, 2006, 2007, and 2008, respectively, which have not allowed us to become a viable, stable participant in our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.
TWO CUSTOMERS GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF ANY ONE OF THEM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues received from two customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 36% and 40% of our revenues for 2008 and 2007, respectively; revenues received from another customer represented 8% and 11% of our revenues for 2008 and 2007, respectively. The loss of either of these customers could have a material adverse effect on our business, prospects, financial condition, and results of operations
WE ACQUIRED SUBSTANTIALLY ALL THE ASSETS OF ACCEPTIUS IN EARLY 2008, AND HAVE NOT YET FULLY INTEGRATED IT INTO OUR BUSINESS, WHICH SUBJECTS US TO ADDITIONAL RISKS AND WILL LIKELY CAUSE US TO INCUR ADDITIONAL COSTS.
The Company recently acquired substantially all the assets of Acceptius. The acquisition subjects us to a number of risks that may adversely affect our business, including:
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

BECAUSE WE HAVE NOT BEEN ABLE TO ACHIEVE PROFITABLE OPERATIONS OR OBTAIN A MEANINGFUL POSITION WITHIN OUR INDUSTRY, OUR BUSINESS REMAINS LIMITED AND WE ARE THEREFORE PRONE TO ALL OF THE RISKS INHERENT IN THE ESTABLISHMENT OF A NEW BUSINESS VENTURE AND OUR SUCCESS IS HIGHLY SPECULATIVE.
Although we have been operating since April 1997, we are prone to all of the risks inherent to the establishment of a new business venture. Organized in April 1996, we were a development stage company through March 31, 1997. From March 1997 until September 2002, we operated as a full service clearinghouse serving primarily healthcare providers. In September 2002, we sold our healthcare provider clearinghouse service contracts to a strategic partner to generate cash, simplify our operations, and focus our attention on the payer market. We endeavored to diversify our business during the year ended December 31, 2000, through an asset acquisition, which, due to delay in market readiness, resulted in a large non-recurring loss. As a result of this loss, we changed our sales and marketing strategy and therefore should be viewed as having initiated our current operations in 2003. Consequently, you should consider the likelihood of our future success to be highly speculative in light of our operating history, our limited resources and problems, expenses, risks, and complications frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as electronic commerce. To address these risks, we must, among other things:
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
WE EXPECT TO EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR FUTURE OPERATING RESULTS DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.
In comparison with our principal competitors, we are a relatively young company in the rapidly evolving and highly competitive Internet-based medical claims processing industry. Our ability to achieve operating results in this industry will depend on several factors, including:
•	our ability to satisfy capital requirements in an investment climate that may be somewhat more reluctant generally to invest in Internet companies,
•	our ability to retain existing customers, attract new customers at a steady rate, and maintain customer satisfaction in an industry in which significant changes are occurring,
•	our ability to introduce new sites, services and products,
•	our ability to effectively develop, implement and reposition our products, services and marketing efforts,
•	the effect of announcements or introductions of new sites, services, and products by our competitors in a rapidly evolving industry,
•	price competition or price increases in our industry,
•	the level of use of the Internet and online services and the rate of market acceptance of the Internet and other online services for the purchase and delivery of health claims processing services,
•	our ability to upgrade and develop our systems and infrastructure in a timely and effective manner,

•	the amount of traffic on our website,
•	the occurrence of technical difficulties, system downtime, or Internet brownouts to which we are acutely sensitive insofar as our medical claims processing service is Internet-based,
•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure which cannot be predicted with any large degree of accuracy in light of the rapidly evolving nature of the medical claims processing industry,
•	our ability to comply with existing and added government regulations such as HIPAA, and
•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.
If we are unable to handle or satisfactorily respond to these factors, we may be unable to achieve the operating results we aim to achieve and the market price of our common stock would likely be materially adversely affected.
OUR MARKETING STRATEGY HAS NOT BEEN SUFFICIENTLY TESTED AND MAY NOT RESULT IN SUCCESS.
To penetrate our target market, we will have to exert significant efforts and devote material resources to create awareness of and demand for our products and services. We may never experience material sales of our products and services. Our strategy may never be successful and we may never have adequate resources to support direct marketing of our products and services. Our failure to develop our marketing capabilities, successfully market our products or services, or recover the cost of our services would have a material adverse effect on our business, prospects, financial condition, and results of operations.
IF WE ARE UNABLE TO UPGRADE OUR SYSTEMS, AS WE BELIEVE IS CURRENTLY REQUIRED, WE MAY BE UNABLE TO PROCESS AN INCREASED VOLUME OF CLAIMS OR MAINTAIN COMPLIANCE WITH REGULATORY REQUIREMENTS.
A key element of our strategy is to generate a high volume of traffic on, and use of, our website and processing system. We are currently processing less than 10 million medical claims per year in an industry that processes approximately 4.7 billion claims annually. If the volume of traffic on our website or the number of claims submitted by customers substantially increases, as we hope to achieve, we will have to expand and further upgrade our technology, claims processing systems, and network infrastructure to accommodate these increases or our systems may suffer from unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of claims processing, and delays in reporting accurate financial information, all of which will cause our customers to suffer by receiving payments later than otherwise. We operate in an industry that is undergoing change due to increasing regulatory requirements, some of which require us to upgrade our systems. We may be unable to effectively upgrade and expand our claims processing system or to integrate smoothly any newly developed or purchased modules with our existing systems, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.
BECAUSE WE DEPEND UPON ONLY TWO SITES FOR OUR COMPUTER SYSTEMS WE ARE VULNERABLE TO THE EFFECTS OF NATURAL DISASTERS, COMPUTER VIRUSES, AND SIMILAR DISRUPTIONS.
Our ability to successfully receive and process claims and provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our proprietary software serving the majority of our customers currently resides solely on our servers, most of which are currently located in a monitored server facility in Dallas, Texas. Our systems and operations are in a secured facility with hospital-grade electrical power, redundant telecommunications connections to the Internet backbone, uninterruptible power supplies, and generator back-up power facilities. Furthermore, we maintain copies of our system and backup copies of our data at off-site locations for backup and disaster recovery. Despite such safeguards, we remain vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, tornadoes, earthquake, terrorist attacks, and similar events. In addition, we may not, and may not in the future, carry sufficient business interruption insurance to compensate us for losses that may occur. Despite our implementation of network security measures, our servers may be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, which could lead to interruptions, delays, loss of data, or the inability to accept and process customer claims. The occurrence of any of these events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE RELY ON INTERNALLY DEVELOPED ADMINISTRATIVE SYSTEMS THAT ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.
Some of the systems and processes used by our business office to prepare information for financial, accounting, billing, and reporting, may be less efficient than our competitors. These inefficiencies may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to continue our ongoing efforts to upgrade and expand our administrative systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our reporting methods, although we are unable to predict if or when these upgrades will improve our competitive position or whether we will have sufficient resources to implement these upgrades.
WE HAVE LIMITED SENIOR MANAGEMENT RESOURCES, AND WE NEED TO ATTRACT AND RETAIN HIGHLY SKILLED PERSONNEL; WE MAY BE UNABLE TO EFFECTIVELY MANAGE GROWTH WITH OUR LIMITED RESOURCES.
Our senior management currently consists of Don Crosbie, our Chief Executive Officer, Laura Bray, our Chief Financial Officer, and Gary Austin, our President and Chief Operating Officer. We have limited staff, requiring employees to handle a large and diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
WE HAVE A LIMITED NUMBER OF SHARES OF OUR COMMON STOCK REMAINING AVAILABLE FOR ISSUANCE.
Although our articles of incorporation authorize the issuance 40,000,000 shares of common stock, we have issued or reserved for issuance a total of 39,954,xxx shares. To the extent we need to sell common stock to raise capital or desire to issue common stock for any other reason, such as a merger, acquisition, or settlement of debt, we may not have a sufficient quantity of common stock to do so. In this event, we may be forced to abandon such plans or consider utilizing preferred stock or debt securities, among other things.
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
ISSUANCE OF NEW SERIES OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES.
We may be required to issue a new series of preferred stock for continued funding of operations. If so, our board of directors has the right to create and issue, without shareholder approval, a new series of preferred stock with expansive rights regarding voting and liquidation preferences superior to owners of our common stock shareholders. Therefore, any issuance of preferred stock could materially adversely affect the rights of holders of shares of our common stock and reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, thereby preserving our control by the current stockholders.
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
WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2008, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.
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
WE MAY INCUR SUBSTANTIAL COSTS IN ORDER TO COMPLY WITH THE REQUIREMENTS OF THE SARBANES-OXLEY ACT OF 2002.
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404(a) of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and the requirement under Section 404(b) of the Sarbanes-Oxley Act for our registered independent public accountant to attest to this report. We are required to comply with Section 404(b) effective for the year ending December 31, 2009.
To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2009 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.
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

OUR COMMON STOCK TRADES ON THE OTC BULLETIN BOARD; OUR COMMON STOCK IS SUBJECT TO “PENNY STOCK” RULES.
Since the opening of trading on March 6, 2002, our common stock has been trading in the over-the-counter market on the OTC Bulletin Board (“OTCBB”) established for securities that do not meet the Nasdaq Capital Market listing requirements. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.
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
As of February 28, 2009, we had outstanding 33,353,576 shares of common stock, of which approximately 19,127,368 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements requiring us to register the resale of approximately 8,939,000 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.
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
ITEM 2. PROPERTIES.
We currently lease 4,703 square feet of office space at a rent of approximately $6,232 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2009. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $3,327 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2009. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock, par value $0.001 (“Common Stock”), is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2007 through December 31, 2008:

	HIGH	LOW
2007
Three months ended March 31, 2007	0.20	0.13
Three months ended June 30, 2007	0.16	0.11
Three months ended September 30, 2007	0.17	0.10
Three months ended December 31, 2007	0.16	0.11

2008
Three months ended March 31, 2008	0.16	0.07
Three months ended June 30, 2008	0.21	0.08
Three months ended September 30, 2008	0.17	0.09
Three months ended December 31, 2008	0.15	0.04
All price quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 19, 2009, there were approximately 97 holders of record of the Common Stock.
On March 20, 2008, we converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of our common stock at the conversion price of $0.40 per share. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On May 29, 2008, we exercised our option and converted $200,000 of an outstanding note’s principal into 1,250,000 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On September 1, 2008, we exercised our option and converted $50,000 of an outstanding note’s principal into 312,500 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of our common stock at a conversion price of 62,500 shares per $10,000 of interest. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On November 2, 2008, we exercised our option and converted $100,000 of an outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest was converted into 90,000 shares of our common stock at a conversion price of $0.25 per share. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On December 31, 2008, we exercised our option and converted $100,000 of an outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, we converted $20,589 of accrued and unpaid interest into 82,356 shares of our common stock at a conversion price of $0.25 per share. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
On December 31, 2008, we exercised our option and converted $50,000 of an outstanding note’s principal into 200,000 shares of our common stock at a conversion price of $0.25 per share. In addition, we converted $9,565 of accrued and unpaid interest into 38,260 shares of our common stock at a conversion price of $0.25 per share. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.

On December 31, 2008, we exercised our option and converted $100,000 of an outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, we converted $17,589 of accrued and unpaid interest into 70,356 shares of our common stock at a conversion price of $0.25 per share. The shares were not registered under the Securities Act, by virtue of an exemption provided in Section 4(2) of the Securities Act. The issuance did not involve a public offering.
DIVIDEND POLICY
We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders but as of March 2, 2009 have not, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information required by Item 201(d) of Regulation S-K is set forth in Item 11 below.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
As of December 31, 2008, we had a working capital deficit, defined by the excess of current liabilities over current assets, of $789,000 and stockholders’ deficit of $1,359,000. We generated revenues of $2,080,000 for the year ended December 31, 2008. We have incurred net losses since inception and had an accumulated deficit of $45,391,000 at December 31, 2008. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2008, net cash used in operating activities was $384,000.
We have been in existence since 1996, have operated under several different business strategies. The relationships between revenue and cost of revenue, and between gross profit and operating expenses reflected in the financial information included in this report may not represent future expected financial.
We generally enter into services agreements with our customers to provide access to our software application for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The customers either host the application on their own servers or access our hosted software platform via the Internet. Our revenue is derived from customers paying implementation fees and transaction fees, both of which may be subject to monthly minimum provisions, and time and materials charges for additional services. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a website which is in the name of and/or has the look and feel of the customer’s other websites) and some customization of the offering and business rules.
We have been dependent on issuances of our capital stock to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future. There is no assurance we will be able to obtain such funding.
PLAN OF OPERATIONS
Our business strategy is set forth in detail in ITEM 1. DESCRIPTION OF BUSINESS. We anticipate that our primary source of revenues will be revenue paid by healthcare payers and vendors for private-label or co-branded licenses and services. Historically, our primary sources of revenue were fees paid by healthcare providers for insurance claims and patient statement services and fees from medical and dental payers for processing claims electronically. We expect most of our revenues to be recurring in nature.

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
Management evaluates the recoverability, valuation, and amortization of capitalized costs of software that we sell, lease or otherwise market, whenever events or changes in circumstances indicate that the carrying valuation on the software may not be recoverable. As part of this review, management considers the expected undiscounted future net cash flows. If they are less than the stated value, capitalized software costs will be written down to fair value.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 became effective for our fiscal year 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2008 AND 2007
REVENUES
Revenues increased 26% to $2,080,000 in 2008 from to $1,648,000 in 2007. The increase in revenues was primarily due to the acquisition of substantially all the assets of Acceptius, Inc., as well as the addition of several customers combined with increased revenues from our existing customers. Revenues received from two customers represented a significant portion of our total revenues during the last two years. Revenues received from one customer represented 36% and 40% of our revenues for 2008 and 2007, respectively; revenues received from another customer represented 8% and 11% of our revenues for 2008 and 2007, respectively.
COST OF REVENUES
Cost of revenues was $1,640,000 in 2008 compared to $1,156,000 for the prior year, an increase of 42%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $43,000 for the year ended December 31, 2008 compared with $28,000 for 2007, an increase of 54%. The increase in data center expenses was primarily attributable to an expansion of services along with an increase in equipment to support claim increases. Third party transaction processing expenses were $602,000 in 2008 compared to $397,000 in 2007, an increase of 52%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense increased by 40% to $933,000 in 2008 from $665,000 in 2007. The increase in customer support operations expenses was primarily attributable to an increase in support personnel as part of the acquisition of substantially all the assets of Acceptius, Inc. Software amortization and development project amortization expenses decreased to $62,000 in 2008 compared to $66,000 in 2007.
RESEARCH AND DEVELOPMENT
Research and development expenses were $12,000 in 2008, compared with $3,000 in 2007.
IMPAIRMENT
During 2007, $57,000 of previously capitalized software development costs was impaired. There was no software impairment in 2008.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $973,000 in 2008, compared with $780,000 in 2007, an increase of 25%. The $193,000 increase is primarily related to an increase in personnel and personnel related expenses in the sales department.
INTEREST EXPENSE
Interest expense was $105,000 for 2008 compared with $109,000 for 2007. Included in the 2008 expense was $83,000 related to interest on notes payable to related parties compared with $73,000 for 2007. Interest expense of $11,000 in 2008 and $21,000 in 2007 related to other notes payable. Interest of $11,000 and $15,000 respectively was paid to vendors in 2008 and 2007 for financing fees.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2008, net cash used in operating activities of $384,000 was primarily attributable to a net loss of $650,000, adjusted for depreciation and amortization of $70,000, bad debt of $9,000, interest paid in shares of common stock of $30,000, and a change in other working capital accounts of $172,000, offset by a decrease in deferred revenue of $15,000.
Net cash used in investing activities was $120,000 in 2008, related to the cost of software development capitalized during the period of $98,000 and acquisition costs recognized as part of the Acceptius acquisition of $22,000.
Net cash provided by financing activities in 2008 was $406,000 as a result of proceeds of $675,000 from debt financing from related parties offset by $225,000 used to repay debt and principal payments on capital lease obligations of $44,000.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through December 31, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 has placed and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
OFF-BALANCE SHEET ARRANGEMENTS
None.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 22 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheets of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2008. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Dallas, Texas
February 27, 2009

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and equivalents	$—	$98
Accounts receivable, net of allowance for doubtful accounts of $3 and $2	289	255
Prepaid expenses and other current assets	44	22

Total current assets	333	375
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	171	109
INTANGIBLE AND OTHER ASSETS
Goodwill	138	—

TOTAL ASSETS	$642	$484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$317	$136
Accrued payroll and other current liabilities	127	103
Accrued interest — related parties	99	127
Accrued interest	14	8
Capital leases — current portion	46	40
Deferred revenues — current portion	24	30
Notes payable to related parties — current portion	445	295
Convertible notes payable to related parties — current portion	50	600
Convertible notes payable — current portion	—	200

Total current liabilities	1,122	1,539
LONG-TERM LIABILITIES
Other long-term liabilities	—	1
Capital leases — long-term portion	—	42
Deferred revenues — long-term portion	19	28
Convertible notes payable to related parties — long-term portion	760	310
Convertible notes payable — long-term portion	100	100

Total long-term liabilities	879	481

Total liabilities	2,001	2,020

COMMITMENTS & CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of December 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 31,147,208 shares issued and outstanding as of December 31, 2008 and 26,101,180 as of December 31, 2007	31	26
Additional capital	44,001	43,179
Accumulated deficit	(45,391)	(44,741)

Total stockholders’ deficit	(1,359)	(1,536)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$642	$484

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31,
	2008	2007
REVENUES	$2,080	$1,648

COST OF REVENUES	1,640	1,156

GROSS PROFIT	440	492

OPERATING EXPENSES
Research and development	12	3
Impairment of software	—	57
Selling, general and administrative	973	780

Total operating expenses	985	840

LOSS FROM OPERATIONS	(545)	(348)
OTHER INCOME (EXPENSE)
Interest expense — related parties	(83)	(73)
Interest expense — other	(22)	(36)

Total other income (expense)	(105)	(109)

NET LOSS	$(650)	$(457)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	28,574	26,050

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2006	1	$—	26,001	$26	$43,166	$(44,284)	$(1,092)

Warrants exercised for common stock	—	—	100	—	20	—	20

Stock based compensation (reversal)	—	—	—	—	(7)	—	(7)

Net loss	—	—	—	—	—	(457)	(457)

Balances at December 31, 2007	1	—	26,101	26	43,179	(44,741)	(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest — related party	—	—	384	—	108	—	108

Issuance of common stock in payment of note principal — related party	—	—	2,962	3	597	—	600

Net loss	—	—	—	—	—	(650)	(650)

Balances at December 31, 2008	1	$—	31,147	$31	$44,001	$(45,391)	$(1,359)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(650)	$(457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	72
Impairment of software	—	57
Provision for doubtful accounts	9	2
Interest expense paid in stock	30	—
Stock based compensation (reversal)	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(50)
Prepaid expenses and other current assets	(22)	16
Accounts payable, accrued payroll, accrued interest and other liabilities	237	16
Deferred revenues	(15)	(9)

Net cash used in operating activities	(384)	(360)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	(22)	—
Purchases of equipment and fixtures	—	(2)
Capitalized software development costs	(98)	(6)

Net cash used in investing activities	(120)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(44)	(35)
Proceeds from notes payable	—	100
Proceeds from notes payable — related parties	675	150
Payments of notes payable	(200)	—
Payments of notes payable — related parties	(25)	(20)
Proceeds from exercise of common stock warrants	—	20

Net cash provided by financing activities	406	215

NET DECREASE IN CASH AND EQUIVALENTS	(98)	(153)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	98	251

CASH AND EQUIVALENTS, END OF YEAR	$—	$98

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$18	$69

Cash paid for taxes	$—	$—

	Year Ended December 31,
	2008	2007
SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$8	$—

Payment of notes payable and accrued interest through issuance of common stock	$678	$—

Replacement note issued to pay off debt	$250	$—

Non-cash payments related to asset acquisition	$124	$—

Liabilities relieved in acquisition	$25	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
NOTE A—ORGANIZATION, BACKGROUND AND LIQUIDITY
Claimsnet.com inc. (“Claimsnet.com” or the “Company”) is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.
During 2008, the Company acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of its common stock, par value $0.001 per share.
During 2008, the Company entered into and repaid principal and interest on unsecured notes as detailed in NOTE E to these financial statements.
During 2007, the Company issued 50,000 shares of common stock to a director of the Company at $.20 per share upon exercise of previously issued warrants for an aggregate amount of $10,000. During 2007, the Company borrowed an aggregate of $10,000 pursuant to a convertible long-term loan agreement with a director of the Company, and repaid the director an aggregate of $30,000 plus accrued interest at 9.5%. During 2007, the Company borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with a related party. During 2007, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with a 5% shareholder. During 2007, the Company borrowed an aggregate of $100,000 pursuant to a convertible long-term loan agreement with a private shareholder.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2008, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through December 31, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2008, the Company had no cash in excess of federally insured limits. At December 31, 2007, the Company had approximately $20,000 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

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
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $57,000 were impaired in 2007. Software development costs of $98,000 and $6,000 were capitalized in 2008 and 2007, respectively. Software development costs of $19,000 and $25,000 were amortized in 2008 and 2007, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $51,000 and $47,000 in 2008 and 2007, respectively
GOODWILL
Goodwill, totaling $138,000 or 21% of total assets at December 31, 2008, represents the remaining cost in excess of fair value of net assets acquired in the February 2008 acquisition of Acceptius, Inc. (“Acceptius”).
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was deemed to exist as of December 31, 2008.
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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). The adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 8,939,100 and 9,301,600 shares at December 31, 2008 and 2007, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.
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
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues from two customers represented a significant portion of the Company’s total revenues during 2008 and 2007. Revenues received from one customer represented 36% and 40% of the Company’s revenues for 2008 and 2007, respectively; revenues received from another customer represented 8% and 11% of the Company’s revenues for 2008 and 2007, respectively.
     Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2008, the Company had five customers that made up 81% of the outstanding accounts receivable balance. At December 31, 2007, the Company had five customers that made up 73% of the outstanding accounts receivable balance.
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
NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $12,000 were incurred for each of the years ended December 31, 2008 and 2007.
FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107, Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008 was limited to financial assets and liabilities and did not have a material effect on its financial condition or results of operations. The Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.
NOTE C—PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

	2008	2007
Computer hardware and software	$395	$1,091
Software development costs	2,103	2,053
Furniture and fixtures	31	31
Office equipment	28	28
Leasehold improvements	35	35
Equipment under capital lease	129	121

	2,721	3,359
Less accumulated depreciation and amortization	(2,550)	(3,250)

	$171	$109

The assets held under capital leases have been included in property and equipment and total $129,000 and $121,000 in 2008 and 2007, respectively, with accumulated depreciation of $87,000 and $44,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense related to capital leases is included in depreciation expense.
NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2008 and 2007.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2008	2007
Benefit computed at federal statutory rate	$(221)	$(155)
Permanent differences	4	20
Effect of change in state tax law	—	1,222
State income tax benefit, net of federal tax effect at state statutory rate	(88)	(82)
Increase (decrease) in valuation reserve	303	(1,012)
Change in prior year estimate	2	7

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$15,031	$14,714
Fixed assets	10	8
Allowance for doubtful accounts	1	1
Deferred revenue	15	20
Other	46	57

Total deferred tax assets	15,103	14,800
Valuation allowance for deferred tax assets	(15,103)	(14,800)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

At December 31, 2008, the Company has approximately $43,703,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $172,000 of state tax credit for unused net operating losses as of December 31, 2008.
As a result of stock issued during 2005, 2006, 2007 and 2008, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.

NOTE E—RELATED PARTY TRANSACTIONS
In March 2008, the Company entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-term promissory notes with Elmira United Corporation (“Elmira”), a greater than 5% shareholder. The first note was issued upon receipt of $250,000. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000
In March 2008, the Company converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of its common stock at the conversion price of $0.40 per share.
In April 2008, the Company borrowed an aggregate of $25,000 pursuant to an unsecured short-term loan agreement with Thomas Michel, a director of the Company (“Mr. Michel”). In June 2008, the Company repaid the note plus accrued interest.
In May 2008, the Company borrowed an aggregate of $200,000 pursuant to an unsecured convertible note with Elmira.
In May 2008, the Company exercised its option and converted $200,000 of an outstanding note’s principal into 1,250,000 shares of its common stock at a conversion price of 62,500 shares per $10,000 of principal.
In August 2008, the Company borrowed an aggregate of $50,000 pursuant to a short-term loan agreement with National Financial Corporation, a related party (“NFC”).
In September 2008, the Company borrowed an aggregate of $30,000 pursuant to an unsecured short-term loan agreement with Mr. Michel.
In September 2008, the Company borrowed an aggregate of $20,000 pursuant to an unsecured short-term loan agreement with Mr. Michel.
In September 2008, the Company exercised its option and converted $50,000 of an outstanding note’s principal into 312,500 shares of its common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of its common stock at a conversion price of 62,500 shares per $10,000 of interest.
In October 2008, the Company borrowed an aggregate of $50,000 pursuant to a short-term loan agreement with NFC, a related party.
In November 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest was converted into 90,000 shares of its common stock at a conversion price of $0.25 per share.
In November 2008, the Company borrowed an aggregate of $50,000 pursuant to a short-term loan agreement with NFC, a related party.
In December 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of accrued and unpaid interest into 82,356 shares of its common stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted $50,000 of an outstanding note’s principal into 200,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of accrued and unpaid interest into 38,260 shares of its common stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of accrued and unpaid interest into 70,356 shares of its common stock at a conversion price of $0.25 per share.
In December 2007, the Company issued 50,000 shares of common stock to a director of the Company at $.20 per share upon exercise of previously issued warrants for an aggregate amount of $10,000.
In December 2007, Company borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with NFC.
In September 2007, the Company borrowed an aggregate of $50,000 pursuant to an unsecured short-term loan agreement with Elmira.

In January 2007, upon the demand of a director, the Company repaid principal on an outstanding demand note in the aggregate amount of $30,000, a portion of which was repaid by entering into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with the director.
NOTE F—STOCKHOLDERS’ DEFICIT
In February 2008, the Company acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of its common stock, par value $0.001 per share.
In March 2008, the Company converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of its common stock at the conversion price of $0.40 per share.
In May 2008, the Company exercised its option and converted $200,000 of an outstanding note’s principal into 1,250,000 shares of its common stock at a conversion price of 62,500 shares per $10,000 of principal.
In September 2008, the Company exercised its option and converted $50,000 of an outstanding note’s principal into 312,500 shares of its common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of its common stock at a conversion price of 62,500 shares per $10,000 of interest.
In November 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest was converted into 90,000 shares of its common stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of interest into 82,356 shares of its common stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted $50,000 of an outstanding note’s principal into 200,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of interest into 38,260 shares of its common stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted $100,000 of an outstanding note’s principal into 400,000 shares of its common stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of interest into 70,356 shares of its common stock at a conversion price of $0.25 per share.
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
Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life using the “simplified method” in accordance with Staff Accounting Bulletin No. 110, as the Company does not have sufficient historical exercise activity.
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
Share-Based Compensation Under SFAS No. 123R
The following table summarizes negative share-based compensation expense related to share-based awards under SFAS No. 123R for the year ended December 31, 2007 which is recorded in the statement of operations as follows (in thousands):

	December 31, 2007
		Warrants
		for
	Stock Options	Common Stock	Total
Selling, general and administrative expense	—	(7)	(7)

Total share—based compensation (reversal)	$—	$(7)	$(7)

There was no share-based compensation expense related to share-based awards under SFAS No. 123R for the year ended December 31, 2008.
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options—December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired and/or Cancelled	56,000	0.15-8.00	0.29

Outstanding options—December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired and/or Cancelled	100,000	0.35	0.35

Outstanding options—December 31, 2008	800,776	$0.30-8.00	$1.25

Options exercisable—December 31, 2008	800,776	$0.30-8.00	$1.25

Outstanding options as of December 31, 2008, had a weighted average remaining contractual life of approximately 3.8 years. Vested options had a weighted average remaining contractual life of 3.8 years as of December 31, 2008. At December 31, 2008, options available for grant under the Company’s 1997 Plan were 531,916. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2008.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants—December 31, 2006	3,624,324	$0.15-0.35	$0.20
Granted	—	—	—
Expired and/or Cancelled	(1,225,000)	0.15-0.25	0.24

Outstanding warrants—December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants—December 31, 2008	2,399,324	$0.15-0.35	$0.18

Warrants exercisable—December 31, 2008	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2008, had a weighted average remaining contractual life of approximately 4.6 years. Vested employee warrants had a weighted average remaining contractual life of 4.6 years at December 31, 2008. There was no intrinsic value for unvested and vested employee warrants at December 31, 2008.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2008, with an exercise price of $0.15.
NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTES PAYABLE
     The following is a summary of notes payable to related parties at December 31:

	2008	2007

Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 5%.	$30,000	$—
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 5%.	20,000	—
Note payable to a 5% shareholder. Principal due January 31, 2008; unsecured. Interest payable at 7%.	—	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 7%.	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 5%.	50,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 5%.	50,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 5%.	50,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 9.5%.	35,000	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 8%.	10,000	10,000

Current notes payable — related parties	$445,000	$295,000

The following is a summary of convertible notes payable at December 31:

	2008	2007
Convertible note to a 5% shareholder. Principal originally due September 22, 2007, Amended to January 31, 2008; unsecured. Interest payable at 7%	—	50,000
Convertible note to a 5% shareholder. Principal originally due December 28, 2007, Amended to January 31, 2008; unsecured. Interest payable at 7%	—	150,000
Convertible note to a 5% shareholder. Principal due November 2, 2008; unsecured. Interest payable at 7.5%.	—	100,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%	—	100,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%	—	50,000
Convertible note to a 5% shareholder. Principal due December 31, 2008; unsecured. Interest payable at 7.5%	—	100,000
Convertible note to a Director. Principal due December 31, 2008; unsecured. Interest payable at 7.5%.(1)	50,000	50,000

Short-term convertible notes payable — related parties	$50,000	$600,000

Convertible note to a 5% shareholder. Principal due November 30, 2010; unsecured. Interest payable at 5%.(2)	300,000	300,000
Convertible note to a 5% shareholder. Principal due March 31, 2013; unsecured. Interest payable at 4%.(3)	250,000	—
Convertible note to a 5% shareholder. Principal due March 31, 2013; unsecured. Interest payable at 4%.(3)	200,000	—
Convertible note to a Director. Principal due November 30, 2010; unsecured. Interest payable at 5%.(2)	10,000	10,000

Long-term convertible notes payable — related parties	$760,000	$310,000

Convertible notes payable — related parties	$810,000	$910,000

Convertible note. Principal originally due September 21, 2007, Amended to January 31, 2008; unsecured. Interest payable at 7%	$—	$50,000
Convertible note. Principal originally due October 4, 2007, Amended to January 31, 2008; unsecured. Interest payable at 7%	$—	$50,000
Convertible note. Principal originally due October 5, 2007, Amended to January 31, 2008; unsecured. Interest payable at 7%	$—	$100,000

Short-term convertible notes payable	$—	$200,000

Convertible note. Principal due November 30, 2010; unsecured. Interest payable at 7%.(4)	100,000	100,000

Long-term convertible notes payable	$100,000	$100,000

Convertible notes payable	$910,000	$1,210,000

(1)	Note bears interest at the rate of 7.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note was due on December 31, 2008. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $0.25 per share.

(2)	Notes bear interest at the rate of 5.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.

(3)	Notes bear interest at the rate of 4.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2013. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 47,500 per $10,000 of principal. Interest is payable on maturity.

(4)	Note bears interest at the rate of 7.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 30,000 per $10,000 of principal. Interest is payable on maturity.
The following are the maturities of notes payable for years ended December 31:

2009	$495,000
2010	410,000
2011	—
2012	—
2013	450,000

Total	$1,355,000

NOTE I—COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases office space under a lease agreement that expires on May 31, 2009. Rent expense totaled $75,000 and $74,000 for each of the years ended December 31, 2008 and 2007, respectively. The Company leases servers and web server management facilities under an agreement that expires in 2009. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2009. The Company’s aggregate lease and software license commitments are shown below.
Approximate future minimum operating and capital lease obligations at December 31, 2008, are as follows:

	OPERATING	CAPITAL
	LEASES	LEASES
2009	$83,000	$49,000
2010	—	—
2011	—	—
2012	—	—
2013 and thereafter	—	—

Total minimum lease obligations	$83,000	49,000

Less amounts representing interest		(3,000)
Present value of capital lease payments		46,000
Current portion		(46,000)

Long-term portion		$—

Interest expense incurred under capital lease obligations was $9,000 and $13,000 for the years ended December 31, 2008, and 2007, respectively.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE J—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2008, the Company made $7,000 in matching contributions and paid $3,000 in fees. During 2007, the Company made $6,000 in matching contributions and paid $3,000 in fees.

NOTE K—ACQUISITION
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

Cash	$4
Accounts receivable	24
Computer hardware and software	6
Software	20
Goodwill	138
Current liabilities	(13)

$179

The following unaudited pro forma information presents the 2007 and 2008 results of operations of the Company as if the acquisition had occurred on January 1, 2007. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results.

	Twelve Months Ended
	December 31,
	2008	2007
Revenues	$2,105	$2,217
Net loss	$(643)	$(590)

Net loss per common share (basic and diluted)	$(0.02)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	28,806	27,750
NOTE L—SUBSEQUENT EVENTS
On January 6, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from a related party. The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On January 8, 2009, upon the demand of a member of our board of directors, the Company repaid principal on an outstanding convertible note in the aggregate amount of $50,000 plus accrued interest of $8,558.

On January 31, 2009, the Company exercised its option to convert into its common stock a debt evidenced by an unsecured promissory note with a greater than 5% shareholder of the Company. The note was issued March 20, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, the Company exercised its option to convert into its common stock a debt evidenced by an unsecured promissory note with a greater than 5% shareholder of the Company. The note was issued May 13, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of the Company’s common stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, the Company issued amendments to two unsecured promissory notes with a member of our board of directors. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with a related party. The note originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with a related party. The note originally bore interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued amendments to three unsecured promissory notes with a related party. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with a related party. The note originally bore interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with a related party. The note originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	65	Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	51	Chief Financial Officer
Gary J. Austin	64	President, Chief Operating Officer
Alfred Dubach	61	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	53	Class II Director
Thomas Michel	57	Class II Director
K. Scott Spurlock	41	Vice President of Development
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
ALFRED DUBACH has served as the Vice Chairman of our board of directors since January 2002. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years, working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. In 2004, he was named a board member of Orbiter, a developer and producer of special gears and gear boxes, and today he manages Orbiter’s successor organization, R.E.G. AG in Baden-Baden, Germany, as its chairman. From March 2001 to February 2002, Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland. CASH magazine voted Swissquote Bank the best Swiss online broker in autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to June 1994, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank).

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
THOMAS MICHEL was elected as a director of our Company in February 2002. Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities. From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland. Mr. Michel currently serves on the Board of Directors for Best 243 AG, an automobile servicing company, R.E.G. Ag, a developer of specialized high tech gears, and Spirit of Covey AG, a manufacturer of natural skincare products.
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
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie and Dubach, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2009. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
There are no family relationships among our directors and executive officers.
DIRECTOR INDEPENDENCE
The standards relied upon in determining whether a director is “independent” are those of the Nasdaq, which include the following objective standards: (a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship; (b) a director who receives, or whose immediate family member receives, compensation of more than $120,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount; (c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship; (d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and (e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.
In applying the above-referenced standards, we have determined that the Company’s current “independent” directors are: Alfred Dubach, John C. Willems, III, and Thomas Michel.

AUDIT COMMITTEE
At present, we do not have a separately standing audit committee and our entire board of directors acts as our audit committee. None of the members of our board of directors meet the definition of “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert because we do not believe that we can do so without undue cost and expense. Moreover, we believe that the present members of our board of directors, taken as a whole, have sufficient knowledge and experience in financial affairs to effectively perform their duties.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Securities and Exchange Commission to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2008 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2008, or written representations that Form 5 was not required for fiscal 2008, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
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
ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2008 and 2007 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2008.
SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION

			ALL OTHER
NAME AND		SALARY	COMPENSATION	TOTAL
PRINCIPAL POSITION	YEAR	$	$ (1)	$
Don Crosbie	2008	$146,000	$1,390	$147,390
CEO	2007	$146,000	$1,446	$147,446

Gary Austin	2008	128,170	—	128,170
President and COO	2007	109,846	—	109,846

K. Scott Spurlock	2008	133,250	—	133,250
VP — Development	2007	127,000	—	127,000

(1)	Company match on employee contributions to the Company’s 401(k) plan.

The following table provides information on the value of each of the named executive officers’ options at December 31, 2008:
2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option
	Options		Options	Unearned	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date
Don Crosbie	1,500,000	(1)	—	—	0.15	6/3/13
Don Crosbie	200,000	(1)	—	—	0.29	9/21/14

Gary Austin	400,000	(1)	—	—	0.35	3/24/14
Gary Austin	100,000	(1)	—	—	0.29	9/21/14

K. Scott Spurlock	51,100	(1)	—	—	7.00	4/6/09
K. Scott Spurlock	20,000	(1)	—	—	1.25	1/4/11
K. Scott Spurlock	30,000	(1)	—	—	0.60	1/2/12
K. Scott Spurlock	400,000	(1)	—	—	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2008.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2008, directors received no compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2008 there were outstanding options to purchase an aggregate of 25,000 shares at exercise prices ranging from $.30 to $8.00 per share and no shares remained available for option grants.
The Directors’ Plan terminated on December 31, 2007.
1997 STOCK OPTION PLAN
In April 1997, our board of directors and stockholders adopted the 1997 Stock Option Plan (the “1997 Plan”). The 1997 Plan provides for the grant of options to purchase up to 1,307,692 shares of common stock to our employees, officers, directors, and consultants. Options may be either “incentive stock options” or non-qualified options under the Federal tax laws. Incentive stock options may be granted only to our employees, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to our employees.

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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2008, there were outstanding options to purchase an aggregate of 775,776 shares at exercise prices ranging from $.35 to $8.00 per share and 531,916 shares remain available for option grants.
The following table summarizes the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2008 (none of the options granted have been exercised):

	NUMBER	PER SHARE	WEIGHTED OF
SHARES	EXERCISE PRICE	AVERAGE	EXERCISE PRICE
Outstanding options-December 31, 2006	956,776	$0.15-8.00	$1.10
Granted	—	—	—
Expired and/or Cancelled	56,000	0.15-8.00	0.29

Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired and/or Cancelled	100,000	0.35	0.35

Outstanding options-December 31, 2008	800,776	$0.30-8.00	$1.25

Options exercisable-December 31, 2008	800,776	$0.30-8.00	$1.25

Outstanding options as of December 31, 2008, had a weighted average remaining contractual life of approximately 3.8 years. Vested options had a weighted average remaining contractual life of 3.8 years as of December 31, 2008. At December 31, 2008, options available for grant under the Company’s 1997 Plan were 531,916. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2008.

WARRANTS
We have from time to time issued warrants to our employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2006	3,624,324	$0.15-0.35	$0.20
Granted	—	—	—
Expired and/or Cancelled	(1,225,000)	0.15-0.25	0.24

Outstanding warrants-December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2008	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2008	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2008, had a weighted average remaining contractual life of approximately 4.6 years. Vested employee warrants had a weighted average remaining contractual life of 4.6 years at December 31, 2008. There was no intrinsic value for unvested and vested employee warrants at December 31, 2008.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2008, with an exercise price of $0.15.
No employee options or warrants were exercised during 2008. No options or warrants were granted during 2008 to the individuals set forth in the Summary Compensation Table above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of March 2, 2009,
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
As used in the table below and elsewhere in this report, the term “beneficial ownership” with respect to a security is interpreted in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. Under this rule and related rules, a person is deemed to beneficially own a security if the person has sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s). Under these rules more than one person may be deemed to be a beneficial owner of the same securities. However, for purposes of computing the aggregate number of shares owned by officers and directors as a group in the following table, the same shares are not counted more than once. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. The shares of preferred stock allow the holder to vote with the holders of common stock as though one class to the extent of the number of shares issuable upon conversion of the preferred stock. Each share of preferred stock is convertible into 1000 shares of the Company’s common stock. Beneficial ownership includes shares issuable upon exercise of options and warrants exercisable within sixty days, and issuable upon conversion of the preferred stock within sixty days.
Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.
Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

		SHARES BENEFICIALLY OWNED
		Amount and Nature
Name and Address of		of Beneficial		Percent of Voting
Beneficial Owner	Class of Security	Ownership	Percent of Class	Power
Don Crosbie (1)	Common Stock	1,700,000	5.2	4.7

Gary Austin (2)	Common Stock	500,000	1.6	1.4

Scott Spurlock (3)	Common Stock	501,100	1.6	1.4

Laura Bray (4)	Common Stock	150,000	*	*

John C. Willems, III (5)	Common Stock	24,277	*	*

Thomas Michel (6)	Common Stock	1,757,000	5.4	4.8
	Series D Preferred Stock	720	100.0
	Series E Preferred Stock	50	100.0

Alfred Dubach (7)	Common Stock	1,220,000	3.8	3.4

Bo W. Lycke (8)	Common Stock	2,581,326	8.2	7.1
4730 Melissa Ln. Dallas, Texas 75229

Robert H. Brown, Jr. (9)	Common Stock	1,362,354	4.4	3.8
2626 Cole Ave, #400 Dallas, Texas 75204

McKesson Corporation	Common Stock	1,514,285	4.9	4.
One Post Street San Francisco, CA 94104

J. R. Schellenberg (10)	Common Stock	1,793,603	5.8	4.9
Kohlrainstrasse 1 Kusnacht Switzerland CH-8700

Elmira United	Common Stock	12,696,028	40.76	35.0
Corporation Swiss Tower — 16th Floor Panama Republic of Panama

Acceptius Inc	Common Stock	1,700,000	5.5	4.7
15400 Knoll Trail, Ste 330 Dallas, TX 75248

All our directors and executive	Common Stock	5,852,377	16.3	16.1
officers as a	Series D Preferred Stock	720	100.0
group (6 persons) (11)	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Includes 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Includes 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Includes 501,100 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.

(4)	Includes 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(5)	Includes 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Includes 770,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 605,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Includes 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(8)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation, of which Mr. Lycke is a 71.1% owner and 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants.

(9)	Includes 1,051,603 shares owned of record by National Financial Corporation, of which Mr. Brown is a 17.7% owner.

(10)	Includes 1,051,603 shares owned of record by National Financial Corporation by virtue of Mr. Schellenberg serving as President and Director of MNS Enterprises, Inc, which in turn manages the activities of National Financial Corporation pursuant to a management agreement.

(11)	Includes an aggregate of 3,575,000 shares which they have a right to acquire upon exercise of options or warrants.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2008, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF	WEIGHTED-AVERAGE	NUMBER OF
	SECURITIES TO BE	EXERCISE PRICE OF	SECURITIES
	ISSUED UPON	OUTSTANDING OPTIONS	REMAINING AVAILABLE
	EXERCISE OF	AND WARRANTS	FOR FUTURE ISSUANCE
	OUTSTANDING OPTIONS		UNDER EQUITY
	AND WARRANTS		COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	800,776	$1.25	531,916

Equity Compensation Plans Not Approved By Stockholders	3,599,324	0.17	—

Total	4,400,100	$0. 37	531,916

*	Excludes securities reflected in column (a).
Equity compensation plans approved by shareholders include the 1997 Stock Option Plan and the Directors’ Plan, as more fully described in Item 10.
Equity compensation plans not approved by shareholders include the following:
•	In February 2002, we granted executive officers warrants to purchase 35,443 shares of common stock in exchange for voluntary salary reductions, of which 24,324 warrants remain outstanding. The exercise price of the warrants is $0.35 per share, they expire on the tenth anniversary of the grant, and are fully exercisable;

•	In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 1,975,000 warrants remain outstanding. The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013;

•	In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013; and

•	In September 2004, we issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share, of which 400,000 warrants remain outstanding. These warrants are fully exercisable and expire in September 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In January 2007, upon the demand of Mr. Thomas Michel, a member of our board of directors (“Michel”), we repaid principal on an outstanding demand note in the aggregate amount of $30,000, a portion of which was repaid by entering into an unsecured loan agreement in the amount of $10,000 pursuant to a convertible long-term loan agreement with Michel.
In December 2007, we borrowed an aggregate of $100,000 pursuant to an unsecured short-term loan agreement with National Financial Corporation, a related party (“NFC”).
In December 2007, Michel exercised previously issued warrants to purchase 50,000 shares of our common stock at $0.20 per share for an aggregate amount of $10,000.
On March 20, 2008, we entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-term promissory notes with Elmira United Corporation, a greater than 5% shareholder (“Elmira”). The first note was issued upon our receipt of $250,000 and bears interest at the rate of 3.5% per annum. Payments equal to the principal and accrued and unpaid interest on the note is due on March 31, 2011. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 62,500 per $10,000 of principal. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000 and bears interest at the rate of 4% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on March 31, 2013. At the option of the Company, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of our common stock at a conversion price of 47,500 per $10,000 of principal.
On March 20, 2008, we converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of our common stock at the conversion price of $0.40 per share.
On April 29, 2008, we entered into an unsecured note in the amount of $25,000 pursuant to a promissory note with Michel. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice. On June 17, 2008, we repaid the note plus accrued interest.
On May 29, 2008, we exercised our option and converted $200,000 of an outstanding note’s principal into 1,250,000 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal.
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
On August 20, 2008, we entered into an unsecured note in the amount of $50,000 pursuant to a promissory note with NFC. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On September 1, 2008, we exercised our option and converted $50,000 of an outstanding note’s principal into 312,500 shares of our common stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of our common stock at a conversion price of 62,500 shares per $10,000 of interest.
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
On October 28, 2008, we entered into an unsecured note in the amount of $50,000 pursuant to a promissory note with NFC. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On November 2, 2008, we exercised our option and converted $100,000 of an outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest was converted into 90,000 shares of our common stock at a conversion price of $0.25 per share.

On November 26, 2008, we entered into an unsecured note in the amount of $50,000 pursuant to a promissory note with NFC. The note bears interest at the rate of 5% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On December 31, 2008, we exercised our option pursuant to a convertible long-term promissory note with Elmira and converted $100,000 of the outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of accrued and unpaid interest into 82,356 shares of its common stock at a conversion price of $0.25 per share.
On December 31, 2008, we exercised our option pursuant to a convertible long-term promissory note with Elmira and converted $50,000 of the outstanding note’s principal into 200,000 shares of our common stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of accrued and unpaid interest into 38,260 shares of its common stock at a conversion price of $0.25 per share.
On December 31, 2008, we exercised our option pursuant to a convertible long-term promissory note with Elmira and converted $100,000 of the outstanding note’s principal into 400,000 shares of our common stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of accrued and unpaid interest into 70,356 shares of its common stock at a conversion price of $0.25 per share.
All of the foregoing transactions involving related parties were on terms believed to be at least as favorable to us as obtainable from unaffiliated third parties and approved by a majority of our independent and disinterested directors. Additionally, all future transactions with related parties will be similarly on terms believed to be at least as favorable to us as obtainable from unaffiliated third parties and approved by a majority of our independent and disinterested directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2008 and 2007.
Fiscal year ended December 31, 2008

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$67,000
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$67,000

Fiscal year ended December 31, 2007

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$57,600
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$57,600

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2008 and December 31, 2007.

(2)	No such services were provided in 2008 or 2007.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

ITEM 15. EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.6 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.7 (6)	Form of Warrant issued to Thomas Michel dated June 30, 2004.

*4.8 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.9 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.10 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6 (1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

10.7(6)	Note dated September 21, 2004 between Claimsnet.com and R.L. Armstrong Limited Partnership related to $50,000 loan.

10.8(6)	Note dated September 22, 2004 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.9(6)	Note dated October 4, 2004 between Claimsnet.com and Douglas R. Urquhart related to $50,000 loan.

10.10(6)	Note dated October 5, 2004 between Claimsnet.com and Newman Family Trust related to $100,000 loan.

10.11(6)	Note dated December 28, 2004 between Claimsnet.com and Elmira United Corporation related to $150,000 loan.

10.12(6)	Form of Registration Rights Agreement

10. 13(7)	Note dated November 2, 2005 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.14(7)	Note dated April 5, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

10.15(7)	Note dated June 15, 2006 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.16(8)	Note dated August 29, 2006 between Claimsnet.com and Elmira United Corporation related to $100,000 loan.

*10.17(9)	Note dated August 29, 2006 between Claimsnet.com and Thomas Michel related to $50,000 loan.
10.18(10)	Note dated November 16, 2006 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.19(11)	Note dated November 29, 2006 between Claimsnet.com and Elmira United Corporation related to $300,000 loan.

10.20(11)	Equipment Lease Agreement dated December 1, 2006 between Claimsnet.com and E-Link Systems.

10.21(12)	Note dated January 16, 2007 between Claimsnet.com and Eganoc Services Corp related to $100,000 loan.

*10.22(13)	Note dated January 24, 2007 between Claimsnet.com and Thomas Michel related to $10,000 loan.

10.23(14)	Note dated September 27, 2007 between Claimsnet.com and Elmira United Corporation related to $50,000 loan.

10.24(15)	Note dated December 13, 2007 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.25(16)	Note dated March 20, 2008 between Claimsnet.com and Elmira United Corporation related to $250,000 loan.

10.25(16)	Note dated March 20, 2008 between Claimsnet.com and Elmira United Corporation related to $250,000 loan.

*10.26(17)	Note dated April 29, 2008 between Claimsnet.com and Thomas Michel related to $25,000 loan.

10.27(18)	Note dated May 13, 2008 between Claimsnet.com and Elmira United Corporation related to $200,000 loan.

10.29(19)	Note dated August 20, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

10.30(20)	Note dated September 16, 2008 between Claimsnet.com and Thomas Michel related to $30,000 loan.

10.31(21)	Note dated September 29, 2008 between Claimsnet.com and Thomas Michel related to $20,000 loan.

10.32(22)	Note dated October 28, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

10.33(23)	Note dated November 26, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

14	Code of Ethics

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, filed on July 26, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2006.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on October 26, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 29, 2006.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 16, 2007.

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007, filed on October 23, 2007.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 13, 2008.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2008.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2008.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 27, 2008.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)
By:	/s/ Don Crosbie
Don Crosbie Chief Executive Officer

Date: March 2, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2009

/s/ Don Crosbie
Don Crosbie
Chief Executive Officer, Class I Director and Chairman of the Board

/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach
Alfred Dubach
Class I Director and Vice Chairman of the Board

/s/ John C. Willems, III
John C. Willems, III
Class II Director

/s/ Thomas Michel
Thomas Michel
Class II Director