Form 10-Q
period 2009-03-31
CLAIMSNET COM INC
filed 2009-04-28
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 33,353,576 shares outstanding as of April 24, 2009.

CLAIMSNET.COM INC. AND SUBSIDIARIES

CERTIFICATIONS

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, of Laura M. Bray
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$54	$—
Accounts receivable, net of allowance for doubtful accounts of $4 and $3	275	289
Prepaid expenses and other current assets	43	44

Total current assets	372	333

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	157	171

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$667	$642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$353	$317
Accrued payroll and other current liabilities	129	127
Accrued interest — related parties	84	99
Accrued interest	16	14
Capital leases — current portion	34	46
Deferred revenues — current portion	25	24
Notes payable to related parties — current portion	645	445
Convertible notes payable to related parties — current portion	—	50

Total current liabilities	1,286	1,122

LONG-TERM LIABILITIES

Deferred revenues — long-term portion	22	19
Convertible notes payable to related parties — long-term portion	310	760
Convertible notes payable — long-term portion	100	100

Total long-term liabilities	432	879

Total liabilities	1,718	2,001

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 33,353,576 shares issued and outstanding as of March 31, 2009 and 31,147,208 as of December 31, 2008	33	31
Additional capital	44,464	44,001
Accumulated deficit	(45,548)	(45,391)

Total stockholders’ deficit	(1,051)	(1,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$667	$642

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
REVENUES	$519	$490

COST OF REVENUES	413	392

GROSS PROFIT	106	98

OPERATING EXPENSES
Selling, general and administrative	251	201

Total operating expenses	251	201

LOSS FROM OPERATIONS	(145)	(103)
OTHER INCOME (EXPENSE)
Interest expense — related parties	(8)	(21)
Interest expense — other	(4)	(8)

Total other income (expense)	(12)	(29)

NET LOSS	$(157)	$(132)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	32,618	26,879

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2008 and the Three Months Ended March 31, 2009 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2007	1	$—	26,101	$26	$43,179	$(44,741)	$(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest — related party	—	—	384	—	108	—	108

Issuance of common stock in payment of note principal — related party	—	—	2,962	3	597	—	600

Net loss	—	—	—	—	—	(650)	(650)

Balances at December 31, 2008	1	—	31,147	31	44,001	(45,391)	(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	69	—	15	—	15

Issuance of common stock in payment of note principal — related party	—	—	2,138	2	448	—	450

Net loss	—	—	—	—	—	(157)	(157)

Balances at March 31, 2009	1	$—	33,354	$33	$44,464	$(45,548)	$(1,051)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(157)	$(132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14	18
Bad debt expense	2	3
Changes in operating assets and liabilities:
Accounts receivable	12	(29)
Prepaid expenses and other current assets	1	(19)
Current liabilities and deferred revenue	44	130

Net cash used in operating activities	(84)	(29)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	—	(21)
Capitalized software development costs	—	(41)

Net cash used in investing activities	—	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(12)	(10)
Payment of note payable to related parties	(50)	(200)
Proceeds from notes payable to related parties	200	250

Net cash provided by financing activities	138	40

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	54	(51)

CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	98
CASH AND EQUIVALENTS, END OF PERIOD	$54	$47

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$9

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$—	$8

Payment of accrued interest through issuance of common stock	$15	$36

Payment of note principal through issuance of common stock	$450	$—

Replacement note issued to pay off debt	$—	$250

Non-cash payments related to asset acquisition	$—	$124

Liabilities relieved in acquisition	$—	$25

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of March 31, 2009 and the results of their operations and cash flows for the three months ended March 31, 2009 and 2008, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009.

2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	ACQUISITION

On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The acquisition extends the Company’s current revenue generating processes by adding paper conversion and claims repricing, extending its claims processing capabilities and increasing its client base. The $178,000 purchase price consisted of:
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

The following table summarizes the initial fair values of the assets acquired and liabilities assumed at the date of acquisition based on a preliminary valuation. Subsequent adjustments may be recorded upon the completion of the valuation and the final determination of the purchase price allocation (in thousands).

Cash	$4
Accounts receivable	24
Computer hardware and software	6
Software development costs	20
Goodwill	137
Current liabilities	(13)

$178

The following unaudited pro forma information presents the 2008 results of operations of the Company as if the acquisition had occurred on January 1, 2008. The unaudited pro forma results are not necessarily indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor are they necessarily indicative of future results (in thousands).

Three Months Ended
March 31, 2008
Revenues	$529
Net loss	$(128)

Net loss per common share (basic and diluted)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	27,813
Several attempts have been made to tender payment of the $5,000 due August 20, 2008, but the Company has been unable to make contact with any Acceptius representatives since July 2008. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.
4.	EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at March 31, 2009 (in thousands):

Computer hardware and software	$395
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,721
Less accumulated depreciation and amortization	(2,564)

$157

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $97,594 for the quarter ended March 31, 2009. Amortization expense related to capital leases is included in depreciation expense.

5.	LOANS FROM RELATED PARTIES

On January 6, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from National Financial Corporation, a related party (“NFC”). The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

On January 8, 2009, upon the demand of Mr. Thomas Michel, a member of the Company’s board of directors (“Michel”), the Company repaid principal on an outstanding convertible note dated September 29, 2006 in the aggregate amount of $50,000 plus accrued interest of $8,558.

On January 31, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.

On January 31, 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.

On January 31, 2009, the Company issued amendments to two unsecured promissory notes with Michel. The notes originally bore interest at the rate of 5% per annum. The Company issued the first note on September 16, 2008 in the amount of $30,000. The Company issued the second note on September 29, 2008 in the amount of $20,000. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on November 16, 2006 in the amount of $100,000, and originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on December 13, 2007 in the amount of $100,000, and originally bore interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued amendments to three unsecured promissory notes with NFC. The Company issued the first note on August 20, 2008 in the amount of $50,000. The Company issued the second note on October 28, 2008 in the amount of $50,000. The Company issued the third note on November 26, 2008 in the amount of $50,000. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on January 6, 2009 in the amount of $100,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The Company issued the note on June 6, 2002 in the amount of $35,000, and originally bore interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured promissory note with Schellenberg. The Company issued the note on August 1, 2002 in the amount of $10,000, and originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured convertible promissory note with Michel. The Company issued the note on January 23, 2007 in the amount of $10,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On January 31, 2009, the Company issued an amendment to an unsecured convertible promissory note with Elmira. The Company issued the note on November 29, 2006 in the amount of $300,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

On February 4, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

6.	SUBSEQUENT EVENTS

On April 15, 2009, the Company entered into an unsecured loan agreement in the amount of $75,000 pursuant to a loan agreement with NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and the following:
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
IN GENERAL
As of March 31, 2009, we had a working capital deficit of $914,000 and a stockholders’ deficit of $1,051,000. We generated revenues of $519,000 for the three months ended March 31, 2009 and $490,000 for the three months ended March 31, 2008. We have incurred net losses since inception and had an accumulated deficit of $45,548,000 at March 31, 2009. We expect to continue to operate at a loss in the near future.

The majority of the cost of revenue and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues. In the event we are successful in implementing our growth strategy, we believe our current infrastructure is sufficient to allow our operations to expand without significant expense.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, under Section 404(a) of the Sarbanes-Oxley Act, management is required to report on our internal controls over financial reporting and under Section 404(b) of the Sarbanes-Oxley Act our registered independent public accountant is required to report on internal control over financial reporting. We are required to comply with Section 404(b) effective for the year ending December 31, 2009. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008
REVENUES
Revenues for the three months ended March 31, 2009 (the “2009 first quarter”) were $519,000 compared to $490,000 for the three months ended March 31, 2008 (the “2008 first quarter”), representing an increase of 6%. The increase in revenues for the three month comparable periods was primarily the result of increased claim volumes from current customers.
COST OF REVENUES
Cost of revenues for the 2009 first quarter was $413,000, compared with $392,000 for the 2008 first quarter, representing an increase of 5%. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $10,000 for the 2009 first quarter compared with $10,000 for the 2008 first quarter. Transaction processing expenses were $156,000 for the 2009 first quarter compared with $143,000 for the 2008 first quarter. The increase in third party transaction processing expense was primarily attributable to increased claim volumes from current customers. Customer support operation expenses were $234,000 for the 2009 first quarter compared with $219,000 for the 2008 first quarter, primarily due to the addition of personnel. Amortization and depreciation expenses for the 2009 first quarter included $2,000 of software amortization and development project amortization expenses compared with $6,000 for the 2008 first quarter, and $11,000 for depreciation associated with our capital lease equipment compared to $11,000 for the 2008 first quarter.

OPERATING EXPENSES
There were no research and development expenses for the 2009 first quarter or the 2008 first quarter. Research and development expenses are ordinarily comprised of personnel costs and related expenses. During the first quarter of 2008, we began an upgrade to our main website. We capitalized development costs of $41,000 in the 2008 first quarter related to an upgrade to our main website. There were no capitalized development costs during the 2009 first quarter.
Selling, general and administrative expenses for the 2009 first quarter were $251,000 compared with $201,000 for the 2008 first quarter. The increase was primarily attributable to an increase in sales personnel and associated benefits.
OTHER INCOME (EXPENSE)
Interest expense of $12,000 was incurred for the 2009 first quarter on financing fees and related party debt compared with $29,000 for the 2008 first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $84,000 for the 2009 first quarter was primarily related to net loss of $157,000 offset by changes in working capital of $59,000 and depreciation and amortization of $14,000. Net cash used in operating activities of $29,000 for the 2008 first quarter was primarily related to net loss of $132,000 offset by changes in working capital of $85,000 and depreciation and amortization of $18,000.
Net cash used in investing activities for the 2009 first quarter was $0. Net cash used in investing activities for the 2008 first quarter was $62,000 related to the cost of software development capitalized during the period of $41,000 and acquisition costs recognized as part of the Acceptius acquisition of $21,000.
Net cash provided by financing activities in the 2009 first quarter was $138,000, of which $200,000 was related to proceeds from related party debt offset by $50,000 of debt repayments and $12,000 of capital lease principal payments. Net cash provided by financing activities in the 2008 first quarter was $40,000, of which $250,000 was related to proceeds from related party debt offset by $200,000 of debt repayments and $10,000 of capital lease principal payments.
On January 6, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from National Financial Corporation, a related party (“NFC”). The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On January 8, 2009, upon the demand of Mr. Thomas Michel, a member of the Company’s board of directors (“Michel”), the Company repaid principal on an outstanding convertible note dated September 29, 2006 in the aggregate amount of $50,000 plus accrued interest of $8,558.
On January 31, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.

On January 31, 2009, the Company issued amendments to two unsecured promissory notes with Michel. The notes originally bore interest at the rate of 5% per annum. The Company issued the first note on September 16, 2008 in the amount of $30,000. The Company issued the second note on September 29, 2008 in the amount of $20,000. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on November 16, 2006 in the amount of $100,000, and originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on December 13, 2007 in the amount of $100,000, and originally bore interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued amendments to three unsecured promissory notes with NFC. The Company issued the first note on August 20, 2008 in the amount of $50,000. The Company issued the second note on October 28, 2008 in the amount of $50,000. The Company issued the third note on November 26, 2008 in the amount of $50,000. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on January 6, 2009 in the amount of $100,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The Company issued the note on June 6, 2002 in the amount of $35,000, and originally bore interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured promissory note with Schellenberg. The Company issued the note on August 1, 2002 in the amount of $10,000, and originally bore interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured convertible promissory note with Michel. The Company issued the note on January 23, 2007 in the amount of $10,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On January 31, 2009, the Company issued an amendment to an unsecured convertible promissory note with Elmira. The Company issued the note on November 29, 2006 in the amount of $300,000, and originally bore interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
On February 4, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2008 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Operating Officer, the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, and bore interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
ITEM 5. Other Information
On April 15, 2009, the Company entered into an unsecured loan agreement in the amount of $75,000 pursuant to a loan agreement with NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.2	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.3	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.4	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.5	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.6	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.7	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.8	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.9	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.10	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.11	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Elmira United Corporation dated November 29, 2006.

10.12	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.13(6)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.14(7)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.15(8)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant) April 28, 2009
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

April 28, 2009
By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer