Form 10-Q
period 2009-06-30
CLAIMSNET COM INC
filed 2009-07-30
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission file number 001-14665
CLAIMSNET.COM INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2649230

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14860 Montfort Dr. Suite 250 Dallas, Texas	75254

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of July 28 2009.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$6	$—
Accounts receivable, net of allowance for doubtful accounts of $6 and $3	346	289
Prepaid expenses and other current assets	75	44

Total current assets	427	333

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	144	171

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$709	$642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$337	$317
Accrued payroll and other current liabilities	98	127
Accrued interest — related parties	56	99
Accrued interest	18	14
Capital leases — current portion	21	46
Deferred revenues — current portion	29	24
Notes payable to related parties — current portion	820	445
Convertible notes payable to related parties — current portion	—	50

Total current liabilities	1,379	1,122

LONG-TERM LIABILITIES

Deferred revenues — long-term portion	24	19
Convertible notes payable to related parties — long-term portion	10	760
Convertible notes payable — long-term portion	100	100

Total long-term liabilities	134	879

Total liabilities	1,513	2,001

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of June 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,574,696 shares issued and outstanding as of June 30, 2009 and 31,147,208 as of December 31, 2008	35	31
Additional capital	44,796	44,001
Accumulated deficit	(45,635)	(45,391)

Total stockholders’ deficit	(804)	(1,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$709	$642

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES	$563	$529	$1,082	$1,018

COST OF REVENUES	419	422	832	810

GROSS PROFIT	144	107	250	208

OPERATING EXPENSES
Selling, general and administrative	221	281	472	487

Total operating expenses	221	281	472	487

LOSS FROM OPERATIONS	(77)	(174)	(222)	(279)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(7)	(21)	(15)	(41)
Interest expense — other	(3)	(5)	(7)	(13)

Total other income (expense)	(10)	(26)	(22)	(54)

NET LOSS	$(87)	$(200)	$(244)	$(333)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,078	28,344	33,352	27,611

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2008 and the Six Months Ended June 30, 2009 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2007	1	$—	26,101	$26	$43,179	$(44,741)	$(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest — related party	—	—	384	—	108	—	108

Issuance of common stock in payment of note principal — related party	—	—	2,962	3	597	—	600

Net loss	—	—	—	—	—	(650)	(650)

Balances at December 31, 2008	1	—	31,147	31	44,001	(45,391)	(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,233	4	746	—	750

Net loss	—	—	—	—	—	(244)	(244)

Balances at June 30, 2009	1	$—	34,575	$35	$44,796	$(45,635)	$(804)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(244)	$(333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	38
Bad debt expense	3	6
Changes in operating assets and liabilities:
Accounts receivable	(60)	(11)
Prepaid expenses and other current assets	(31)	(23)
Current liabilities and deferred revenue	11	150

Net cash used in operating activities	(294)	(173)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	—	(22)
Capitalized software development costs	—	(89)

Net cash used in investing activities	—	(111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(25)	(21)
Payment of notes payable	—	(200)
Payment of note payable to related parties	(50)	(25)
Proceeds from notes payable to related parties	375	475

Net cash provided by financing activities	300	229

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6	(55)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	98

CASH AND EQUIVALENTS, END OF PERIOD	$6	$43

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$12	$11

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$—	$8

Payment of accrued interest through issuance of common stock	$49	$36

Payment of note principal through issuance of common stock	$750	$200

Replacement note issued to pay off debt	$—	$250

Non-cash payments related to asset acquisition	$—	$124

Liabilities relieved in acquisition	$—	$25

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2009 and the results of their operations and cash flows for the three and six months ended June 30, 2009 and 2008, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Revenues	$529	$1,057
Net loss	$(200)	$(325)

Net loss per common share (basic and diluted)	$(0.01)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	28,344	28,078
Several attempts have been made to tender payment of the $5,000 due August 20, 2008, but the Company has been unable to make contact with any Acceptius representatives since July 2008. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.
4.	EQUIPMENT, FIXTURES AND SOFTWARE
Equipment, fixtures and software consists of the following at June 30, 2009 (in thousands):

Computer hardware and software	$395
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,721
Less accumulated depreciation and amortization	(2,577)

$144

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $108,351 for the quarter ended June 30, 2009. Amortization expense related to capital leases is included in depreciation expense.

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
On April 15, 2009, the Company issued an unsecured promissory note upon receipt of $75,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
On May 8, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on November 29, 2006 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum, amended to 3% per annum effective January 1, 2009. The outstanding principal of $300,000 was converted into 1,095,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal. In addition, $34,553 of accrued and unpaid interest was converted into 126,120 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of interest.
On May 11, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 107-1, Interim Disclosure About Fair Value of Financial Instruments, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.
7.	SUBSEQUENT EVENTS
On July 28, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 20, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
On July 28, 2009, the Company issued an unsecured promissory note upon receipt of $25,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 30, 2009, the date the financial statements were issued.

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

IN GENERAL
As of June 30, 2009, we had a working capital deficit of $952,000 and a stockholders’ deficit of $804,000. We generated revenues of $1,082,000 for the six months ended June 30, 2009 and $1,018,000 for the six months ended June 30, 2008. We have incurred net losses since inception and had an accumulated deficit of $45,635,000 at June 30, 2009. We expect to continue to operate at a loss in the near future.
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
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2009. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, under Section 404(a) of the Sarbanes-Oxley Act, management is required to report on our internal controls over financial reporting and under Section 404(b) of the Sarbanes-Oxley Act our registered independent public accountant is required to report on internal control over financial reporting. We are required to comply with Section 404(b) effective for the year ending December 31, 2009. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2008
REVENUES
Revenues for the three months ended June 30, 2009 (the “2009 second quarter”) were $563,000 compared to $529,000 for the three months ended June 30, 2008 (the “2008 second quarter”), representing an increase of 6%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the three month comparable periods.
Revenues for the six months ended June 30, 2009 (the “2009 first half”) were $1,082,000 compared to $1,018,000 for the six months ended June 30, 2008 (the “2008 first half”), representing an increase of 6%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the six month comparable periods.
COST OF REVENUES
Cost of revenues for the 2009 second quarter was $419,000, compared with $422,000 for the 2008 second quarter, representing a decrease of 1%. Cost of revenues for the 2009 first half was $832,000, compared with $810,000 for the 2008 first half, representing an increase of 3%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Only two of these components materially changed between the 2009 second quarter and the 2008 second quarter, and between the 2009 first half and the 2008 first half. Transaction processing expenses were $170,000 for the 2009 second quarter compared to $153,000 in the 2008 second quarter, while transaction processing expenses increased to $326,000 for the 2009 first half compared to $296,000 for the 2008 first half. The increase in third party transaction processing expenses for both periods was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $226,000 for the 2009 second quarter compared to $241,000 for the 2008 second quarter, while customer support operation expenses were $460,000 for the 2009 first half compared to $459,000 for the 2008 first half. These changes are primarily due to a reduction of personnel in the 2009 second quarter.
OPERATING EXPENSES
There were no research and development expenses for the 2009 or 2008 first half. Research and development expenses are comprised of personnel costs and related expenses. In 2006, we began development of a customer care application and two customer support inquiry tools that are still incomplete. We capitalized no development costs during the 2009 second quarter or during the 2009 first half. We capitalized development cost of $48,000 during the 2008 second quarter and development cost of $89,000 during the 2008 first half, respectively.
Selling, general and administrative expenses for the 2009 second quarter were $221,000 compared with $281,000 for the 2008 second quarter, a decrease of 21%. Selling, general and administrative expenses were $472,000 for the 2009 first half, compared with $487,000 for the 2008 first half, a decrease of 3%. These changes are primarily due to the reduction of sales personnel.
No compensation expense in stock-based payment transactions was recognized for the 2009 or 2008 second quarter. No compensation expense in stock-based payment transactions was recognized for the 2009 or 2008 first half.
OTHER INCOME (EXPENSE)
Interest expense of $10,000 and $22,000 was incurred for the 2009 second quarter and 2009 first half, respectively, on financing fees and related party debt compared with $26,000 and $54,000 for the 2008 second quarter and 2008 first half, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $294,000 for the 2009 first half was primarily related to net loss of $244,000 and changes in working capital and non-current deferred revenue of $77,000, less depreciation of $27,000. Net cash used in operating activities of $173,000 for the 2008 first half was primarily related to net loss of $333,000, less depreciation of $38,000 offset by changes in working capital and non-current deferred revenue of $122,000.
Net cash used in investing activities for the 2009 first half was $0. Net cash used in investing activities for the 2008 first half was $111,000 related to the cost of software development capitalized during the period of $89,000 and acquisition costs recognized as part of the Acceptius acquisition of $22,000.
Net cash provided by financing activities in the 2009 first half was $300,000, of which $375,000 was related to proceeds from related party debt offset by $50,000 of debt repayments and $25,000 of capital lease principal payments. Net cash provided by financing activities in the 2008 first half was $229,000, of which $450,000 was related to proceeds from related party debt, offset by $200,000 of debt repayments and $21,000 of capital lease principal payments.
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
On April 15, 2009, the Company issued an unsecured promissory note upon receipt of $75,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
On May 8, 2009, the Company exercised its option to convert $300,000 of debt into Common Stock, as more fully discussed herein under Part II, Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
On May 11, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
OFF-BALANCE SHEET ARRANGEMENTS
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4.	Controls and Procedures
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 8, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on November 29, 2006 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum, amended to 3% per annum effective January 1, 2009. The outstanding principal of $300,000 was converted into 1,095,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal. In addition, $34,553 of accrued and unpaid interest was converted into 126,120 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of interest.
On July 28, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 20, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.2(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.3(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.4(9)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.5(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.6(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.7(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.8(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.9(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.10(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.11(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Elmira United Corporation dated November 29, 2006.

10.12(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.13(6)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.14(7)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.15(8)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.15(10)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.16	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant) July 30, 2009
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

July 30, 2009

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.16	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.