Form 10-Q
period 2009-09-30
CLAIMSNET COM INC
filed 2009-10-29
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of October 29, 2009.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2009 and 2008	3

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009 (unaudited)	4

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2009 and 2008	5

Notes to Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 4. Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 5. Other Information	17

ITEM 6. Exhibits	17

SIGNATURES	20

31.1 Certification of Don Crosbie
31.2 Certification of Laura M. Bray
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$17	$—
Accounts receivable, net of allowance for doubtful accounts of $6 and $3	303	289
Prepaid expenses and other current assets	67	44

Total current assets	387	333
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	130	171

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$655	$642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$387	$317
Accrued payroll and other current liabilities	83	127
Accrued interest — related parties	63	99
Accrued interest	—	14
Capital leases — current portion	9	46
Deferred revenues — current portion	14	24
Notes payable to related parties — current portion	845	445
Convertible notes payable to related parties — current portion	—	50

Total current liabilities	1,401	1,122
LONG-TERM LIABILITIES

Deferred revenues — long-term portion	17	19
Convertible notes payable to related parties — long-term portion	10	760
Convertible notes payable — long-term portion	—	100

Total long-term liabilities	27	879

Total liabilities	1,428	2,001
STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of September 30, 2009 and December 31, 2008	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of September 30, 2009 and 31,147,208 as of December 31, 2008	35	31
Additional capital	44,896	44,001
Accumulated deficit	(45,704)	(45,391)

Total stockholders’ deficit	(773)	(1,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$655	$642

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES	$565	$527	$1,646	$1,545

COST OF REVENUES	426	408	1,258	1,218

GROSS PROFIT	139	119	388	327

OPERATING EXPENSES
Selling, general and administrative	200	245	671	732

Total operating expenses	200	245	671	732

LOSS FROM OPERATIONS	(61)	(126)	(283)	(405)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(7)	(21)	(21)	(62)
Interest expense — other	(1)	(4)	(9)	(17)

Total other income (expense)	(8)	(25)	(30)	(79)

NET LOSS	$(69)	$(151)	$(313)	$(484)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,787	29,247	33,836	28,160

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2007	1	$—	26,101	$26	$43,179	$(44,741)	$(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest — related party	—	—	384	—	108	—	108

Issuance of common stock in payment of note principal — related party	—	—	2,962	3	597	—	600

Net loss	—	—	—	—	—	(650)	(650)

Balances at December 31, 2008	1	—	31,147	31	44,001	(45,391)	(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,533	4	846	—	850

Net loss	—	—	—	—	—	(313)	(313)

Balances at September 30, 2009	1	$—	34,875	$35	$44,896	$(45,704)	$(773)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313)	$(484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	54
Bad debt expense	3	7
Changes in operating assets and liabilities:
Accounts receivable	(17)	(19)
Prepaid expenses and other current assets	(23)	(29)
Current liabilities and deferred revenue	13	229

Net cash used in operating activities	(296)	(242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	—	(22)
Capitalized software development costs	—	(98)

Net cash used in investing activities	—	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(37)	(33)
Payment of notes payable	—	(200)
Payment of note payable to related parties	(50)	(25)
Proceeds from notes payable to related parties	400	575

Net cash provided by financing activities	313	317

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	17	(45)
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	—	98

CASH AND EQUIVALENTS, END OF PERIOD	$17	$53

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$30	$16

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Acquisition of equipment through capital lease	$—	$8

Payment of accrued interest through issuance of common stock	$49	$38

Payment of note principal through issuance of common stock	$850	$250

Replacement note issued to pay off debt	$—	$250

Non-cash payments related to asset acquisition	$—	$124

Liabilities relieved in acquisition	$—	$25

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of September 30, 2009 and the results of their operations and cash flows for the three and nine months ended September 30, 2009 and 2008, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.
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
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past March 31, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
3.	ACQUISITION
On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The acquisition extends the Company’s current revenue generating processes by adding paper conversion and claims repricing, extending its claims processing capabilities and increasing its client base. The $178,000 purchase price consisted of:
•	cash paid to the sellers in the aggregate amount of $25,000

•	an aggregate of 1,700,000 shares of common stock of the Company issued to the Sellers, valued at $0.07.

•	an aggregate of $29,000 in direct transaction costs; and

•	cash to be paid to the sellers by August 20, 2008 in the aggregate amount of $5,000
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

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenues	$527	$1,583
Net loss	$(151)	$(477)

Net loss per common share (basic and diluted)	$(0.01)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	29,247	28,471
Several attempts have been made to tender payment of the $5,000 due August 20, 2008, but the Company has been unable to make contact with any Acceptius representatives since July 2008. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.
4.	EQUIPMENT, FIXTURES AND SOFTWARE
Equipment, fixtures and software consists of the following at September 30, 2009 (in thousands):

Computer hardware and software	$395
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
Equipment under capital lease	129

2,721
Less accumulated depreciation and amortization	(2,591)

$130

The assets held under capital leases have been included in property and equipment and total $129,000 with accumulated amortization of $119,109 for the quarter ended September 30, 2009. Amortization expense related to capital leases is included in depreciation expense.

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
On July 28, 2009, the Company exercised its option to convert into the Company’s Common Stock, a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009. The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
On July 28, 2009, the Company issued an unsecured promissory note upon receipt of $25,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
6.	FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB Accounting Standards Codification Topic 825 requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values.
7.	SUBSEQUENT EVENTS
On October 13, 2009, the Company issued an unsecured promissory note upon receipt of $30,000 from Thomas Michel, a director of the Company. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 29, 2009, the date the financial statements were issued.

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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and the following:
•	our ability to raise additional capital and secure additional financing;

•	our ability to successfully implement our revised business strategy;

•	our ability to market our services;

•	our ability to develop and maintain strategic partnerships or alliances;

•	our ability to maintain and increase our customer base;

•	our ability to protect our intellectual property rights;

•	our ability to further develop our technology and transaction processing system;

•	our ability to respond to competitive developments;

•	our ability to attract and retain key employees;

•	our ability to comply with government regulations;

•	the effects of natural disasters, computer viruses and similar disruptions to our computer systems;

•	the ability of our clients to pay their debts when they become due;

•	threats to Internet security; and

•	acceptance of the Internet and other online services in the healthcare industry and in general.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

IN GENERAL
As of September 30, 2009, we had a working capital deficit of $1,014,000 and a stockholders’ deficit of $773,000. We generated revenues of $1,646,000 for the nine months ended September 30, 2009 and $1,545,000 for the nine months ended September 30, 2008. We have incurred net losses since inception and had an accumulated deficit of $45,704,000 at September 30, 2009. We expect to continue to operate at a loss in the near future.
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
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past March 31, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, under Section 404(a) of the Sarbanes-Oxley Act, management is required to report on our internal controls over financial reporting and under Section 404(b) of the Sarbanes-Oxley Act our registered independent public accountant is required to report on internal control over financial reporting. We are required to comply with Section 404(b) effective for the year ending December 31, 2010. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
REVENUES
Revenues for the three months ended September 30, 2009 (the “2009 third quarter”) were $565,000 compared to $527,000 for the three months ended September 30, 2008 (the “2008 third quarter”), representing an increase of 7%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the three month comparable periods.
Revenues for the nine months ended September 30, 2009 (the “2009 nine months”) were $1,646,000 compared to $1,545,000 for the nine months ended September 30, 2008 (the “2008 nine months”), representing an increase of 7%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the nine month comparable periods.
COST OF REVENUES
Cost of revenues for the 2009 third quarter was $426,000, compared with $408,000 for the 2008 third quarter, representing an increase of 4%. Cost of revenues for the 2009 nine months was $1,258,000, compared with $1,218,000 for the 2008 nine months, representing an increase of 3%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Only two of these components materially changed between the 2009 third quarter and the 2008 third quarter, and between the 2009 nine months and the 2008 nine months. Transaction processing expenses were $190,000 for the 2009 third quarter compared to $151,000 in the 2008 third quarter, while transaction processing expenses increased to $516,000 for the 2009 nine months compared to $447,000 for the 2008 nine months. The increase in third party transaction processing expenses for both periods was primarily attributable to the signing of new contracts with clearinghouses. Customer support operation expenses were $213,000 for the 2009 third quarter compared to $231,000 for the 2008 third quarter, while customer support operation expenses were $674,000 for the 2009 nine months compared to $690,000 for the 2008 nine months. These changes are primarily due to a reduction of personnel in the 2009 third quarter.
OPERATING EXPENSES
There were no research and development expenses for the 2009 or 2008 three or nine months. Research and development expenses are comprised of personnel costs and related expenses. In 2006, we began development of a customer care application and two customer support inquiry tools that are still incomplete. We capitalized no development costs during the 2009 third quarter or during the 2009 nine months. We capitalized development cost of $9,000 during the 2008 third quarter and development cost of $98,000 during the 2008 nine months, respectively.
Selling, general and administrative expenses for the 2009 third quarter were $200,000 compared with $245,000 for the 2008 third quarter, a decrease of 18%. Selling, general and administrative expenses were $671,000 for the 2009 nine months, compared with $732,000 for the 2008 nine months, a decrease of 8%. These changes are primarily due to the reduction of sales personnel.
No compensation expense in stock-based payment transactions was recognized for the 2009 or 2008 third quarter. No compensation expense in stock-based payment transactions was recognized for the 2009 or 2008 nine months.
OTHER INCOME (EXPENSE)
Interest expense of $8,000 and $30,000 was incurred for the 2009 third quarter and 2009 nine months, respectively, on financing fees and related party debt compared with $25,000 and $79,000 for the 2008 third quarter and 2008 nine months, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $296,000 for the 2009 nine months was primarily related to net loss of $313,000 and changes in working capital and non-current deferred revenue of $24,000, less depreciation of $41,000. Net cash used in operating activities of $242,000 for the 2008 nine months was primarily related to net loss of $484,000, less depreciation of $54,000 offset by changes in working capital and non-current deferred revenue of $188,000.
Net cash used in investing activities for the 2009 nine months was $0. Net cash used in investing activities for the 2008 nine months was $120,000 related to the cost of software development capitalized during the period of $98,000 and acquisition costs recognized as part of the Acceptius acquisition of $22,000.
Net cash provided by financing activities in the 2009 nine months was $313,000, of which $400,000 was related to proceeds from related party debt offset by $50,000 of debt repayments and $37,000 of capital lease principal payments. Net cash provided by financing activities in the 2008 nine months was $317,000, of which $575,000 was related to proceeds from related party debt, offset by $225,000 of debt repayments and $33,000 of capital lease principal payments.
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
On May 8, 2009, the Company exercised its option to convert $300,000 of debt into Common Stock, as more fully discussed herein under Part II, Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
On May 11, 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
On July 28, 2009, the Company exercised its option to convert into the Company’s Common Stock, a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 2, 2009. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
In order to mitigate this material weakness to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On July 28, 2009, the Company exercised its option to convert into the Company’s Common Stock, a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, and bore interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.2(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.3(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.4(9)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.5(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.6(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.7(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.8(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.9(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.10(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.11(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Elmira United Corporation dated November 29, 2006.

10.12(9)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.13(6)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.14(7)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.15(8)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.15(10)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.16(11)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.17(12)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated October 13, 2009.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2009 filed on October 15, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)

October 29, 2009

By:	/s/ Don Crosbie

Don Crosbie
Chief Executive Officer

October 29, 2009

By:	/s/ Laura M. Bray

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