Form 10-K
period 2009-12-31
CLAIMSNET COM INC
filed 2010-03-04
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐ No ☑
Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a Smaller Reporting Company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average of bid and ask price of such common equity as of June 30, 2009, was $1,584,143.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 34,874,696 shares outstanding as of February 26, 2010.
DOCUMENTS INCORPORATED BY REFERENCE            None.

PART I
ITEM 1. BUSINESS.
Claimsnet.com inc. (“Company”, “we”, “our”, or “us”) is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last thirteen years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services. Our systems, in addition to providing electronic communication between various parties, improve editing and checking of data accuracy in medical claims without the need for changes to customers IT systems. Both the ease of data exchange as well as the quality of the data being exchanged, allows users to realize increases in electronic transaction volumes compared to paper transactions. These processes improve the speed and accuracy of the transactions and enhance the auto adjudication percentage rates, thereby improving the productivity of claims adjusters and the speed of medical reimbursements to healthcare providers. Included in this process is real-time editing of the claims data for compliance with format and content requirements of payers to satisfy payers specific processing requirements, again adding to people productivity and speed of reimbursement turn around times. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).
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
BUSINESS STRATEGY
Our business strategy is as follows:
•	to utilize our technology to help healthcare organizations achieve more efficient and less costly administrative operations;

•	to market our services directly to the provider and payer community and its trading partners;

•	to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMO’s, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

•	to provide total claim management services to payer organizations, including Internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;

•	to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;

•	to license our technology for other applications, including stand-alone purposes, Internet systems and private label use, and for original equipment manufacturers; and

•	to seek merger and acquisition opportunities that enhance our growth and profitability objectives.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% and 36% of our revenues for 2009 and 2008, respectively.

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
Second, we have had and continue to reassess from time to time, a direct sales force with a direct sales campaign to the PPO, HMO, TPA, Medical Insurance carrier, and provider marketplace. We continue to review these sales and marketing policies to enable us to accelerate revenue growth. However, such efforts may not be successful.
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
EMPLOYEES
As of December 31, 2009, we had a total of eleven employees, all of which are full-time employees. Two of these employees were executive officers and nine were technical and service personnel. None of our employees are represented by a labor organization. Most of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.
SIGNIFICANT SUBSEQUENT EVENTS
On February 16, 2010, the Company issued an unsecured promissory note upon receipt of $35,000 from Mr. Thomas Michel, a member of the Company’s board of directors. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

ITEM 1A. RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2009 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through June 30, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to repay debt obligations as they become due, may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2005, 2006, 2007, 2008 and 2009, we incurred net losses of $279,000, $389,000, $457,000, $650,000 and $364,000, respectively. As of December 31, 2005, 2006, 2007, 2008 and 2009, we had working capital deficits of $305,000, $514,000, $1,164,000, $789,000 and $1,067,000, respectively. We generated revenues of $1,266,000, $1,464,000, $1,648,000, $2,080,000 and $2,207,000 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively, which have not allowed us to become a viable, stable participant in our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.
ONE CUSTOMER GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF THEM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% and 36% of our revenues for 2009 and 2008, respectively. The loss of this customer could have a material adverse effect on our business, prospects, financial condition, and results of operations
WE ACQUIRED SUBSTANTIALLY ALL THE ASSETS OF ACCEPTIUS IN EARLY 2008, AND HAVE NOT YET FULLY INTEGRATED IT INTO OUR BUSINESS, WHICH SUBJECTS US TO ADDITIONAL RISKS AND WILL LIKELY CAUSE US TO INCUR ADDITIONAL COSTS.
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
Our senior management currently consists of Don Crosbie, our Chief Executive Officer, and Laura Bray, our Chief Financial Officer. We have limited staff, requiring employees to handle a large and diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other technology companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
BECAUSE OF THEIR SPECIALIZED KNOWLEDGE OF OUR PROPRIETARY TECHNOLOGY AND THE MEDICAL CLAIMS PROCESSING INDUSTRY, WE DEPEND UPON OUR SENIOR MANAGEMENT AND CERTAIN KEY PERSONNEL; THE LOSS OR UNAVAILABILITY OF ANY OF THEM COULD PUT US AT A COMPETITIVE DISADVANTAGE; OUR LIMITED RESOURCES WILL ADVERSELY AFFECT OUR ABILITY TO HIRE ADDITIONAL MANAGEMENT PERSONNEL.
We currently depend upon the efforts and abilities of our senior executives and key employees, currently comprised of Don Crosbie, our Chief Executive Officer, Laura Bray, our Chief Financial Officer, Gary Austin, our Vice President of Operations, and Scott Spurlock, our Vice President of Development, each of whom has a distinctive body of knowledge regarding electronic claims submissions and related technologies, the medical claims processing industry and our services. We may be unable to retain and motivate remaining personnel for an extended period of time in this environment. The additional loss or unavailability of the services of any senior management or such key personnel for any significant period of time could have a material adverse effect on our business, prospects, financial condition, and results of operations. We have not obtained key-person life insurance on any of our senior executives or key personnel. In addition, we do not have employment agreements with any of our senior executives or key personnel.
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
BECAUSE WE ARE NOT CURRENTLY PAYING CASH DIVIDENDS, INVESTORS WILL LIKELY HAVE TO SELL OUR SHARES IN ORDER TO REALIZE THEIR INVESTMENT.
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
WE HAVE A LIMITED NUMBER OF SHARES OF OUR COMMON STOCK REMAINING AVAILABLE FOR ISSUANCE.
Although our articles of incorporation authorize the issuance 40,000,000 shares of common stock, we have issued or reserved for issuance a total of 39,986,196 shares. To the extent we need to sell common stock to raise capital or desire to issue common stock for any other reason, such as a merger, acquisition, or settlement of debt, we may not have a sufficient quantity of common stock to do so. In this event, we may be forced to abandon such plans or consider utilizing preferred stock or debt securities, among other things, or seek approval of our shareholders to amend our certificate of incorporation to increase the number of shares of common stock authorized for issuance.
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
WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2009, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.
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
To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2010 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate material weaknesses we discover, if any, in complying with Section 404.
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
As of February 26, 2010, we had outstanding 34,874,696 shares of common stock, of which approximately 22,854,856 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements currently requiring us to register the resale of approximately 5,111,500 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We currently lease 4,703 square feet of office space at a rent of approximately $6,594 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2012. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $3,315 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2010. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.
ITEM 4. Reserved.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock, par value $0.001 (“Common Stock”), is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2008 through December 31, 2009:

	HIGH	LOW
2008
Three months ended March 31, 2008	0.16	0.07
Three months ended June 30, 2008	0.21	0.08
Three months ended September 30, 2008	0.17	0.09
Three months ended December 31, 2008	0.15	0.04

2009
Three months ended March 31, 2009	0.14	0.14
Three months ended June 30, 2009	0.11	0.11
Three months ended September 30, 2009	0.10	0.10
Three months ended December 31, 2009	0.12	0.05
All price quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 26, 2010, there were approximately 97 holders of record of the Common Stock.
RECENT SALES OF UNREGISTERED SECURITIES.
During the year ended December 31, 2009, the Company sold unregistered securities as set forth below. For all of the below listed transactions, the Company relied upon exemptions from registration, including, but not limited to, Section 3(b) and 4(2) of the Securities Act of 1933, as amended.
On January 31, 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest due under this note was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
On January 31, 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest due under this note was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
On May 8, 2009, the Company exercised its option to convert into Common Stock, a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on November 29, 2006 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum, amended to 3% per annum effective January 1, 2009. The outstanding principal of $300,000 was converted into 1,095,000 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of principal. In addition, $34,553 of accrued and unpaid interest due under this note was converted into 126,120 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of interest.
On July 28, 2009, the Company exercised its option to convert into Common Stock, a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal. In addition, $17,740 of accrued and unpaid interest due under this note was paid in cash at the time of conversion.

DIVIDEND POLICY
We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders but as of February 26, 2010 have not, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information required by Item 201(d) of Regulation S-K is set forth in Item 12 below.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
As of December 31, 2009, we had a working capital deficit, defined by the excess of current liabilities over current assets, of $1,067,000 and stockholders’ deficit of $824,000. We generated revenues of $2,207,000 for the year ended December 31, 2009. We have incurred net losses since inception and had an accumulated deficit of $45,755,000 at December 31, 2009. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2009, net cash used in operating activities was $316,000.
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
We have been dependent on issuances of our capital stock to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future, although our ability to do so may be impaired as a result of the limited number of shares of Common Stock we have authorized but unissued and not already reserved for another purpose. There is no assurance we will be able to obtain such funding.
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
On February 20, 2008, we acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The acquisition expanded our current revenue generating opportunities by adding paper conversion and claims repricing, extended our claims processing capabilities and increased our client base.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Current accounting guidance defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Our adoption of current accounting guidance on January 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. On January 1, 2009, this guidance was adopted for nonfinancial assets and liabilities and did not have a material effect on our financial condition or results of operations.
Current accounting guidance identifies the FASB Accounting Standards Codification (“the Codification”) as the authoritative source of generally accepted accounting principles in the United States. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption had no material impact on the Company’s financial statements.
Current accounting guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The potential impact of this standard is being evaluated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements or footnote disclosures.

RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2009 AND 2008
REVENUES
Revenues increased 6% to $2,207,000 in 2009 from $2,080,000 in 2008. The increase in revenues was primarily due to the addition of several customers combined with increased revenues from our existing customers. Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% and 36% of our revenues for 2009 and 2008, respectively.
COST OF REVENUES
Cost of revenues was $1,680,000 in 2009 compared to $1,640,000 for the prior year, an increase of 2%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $41,000 for the year ended December 31, 2009 compared with $43,000 for 2008. Third party transaction processing expenses were $734,000 in 2009 compared to $602,000 in 2008, an increase of 22%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense decreased by 8% to $858,000 in 2009 from $933,000 in 2008. The decrease in customer support operations expenses was primarily attributable to a decrease in support personnel. Software amortization and development project amortization expenses decreased to $47,000 in 2009 compared to $62,000 in 2008. The decrease was primarily attributable to software and equipment fully amortized in the third quarter of 2009.
RESEARCH AND DEVELOPMENT
Research and development expenses were $12,000 in 2009 and 2008.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $842,000 in 2009, compared with $973,000 in 2008, a decrease of 13%. The decrease is primarily related to reduction in personnel and personnel related expenses in the sales department.
INTEREST EXPENSE
Interest expense was $37,000 for 2009 compared with $105,000 for 2008. Included in the 2009 expense was $28,000 related to interest on notes payable to related parties compared with $83,000 for 2008. Interest expense of $4,000 in 2009 and $11,000 in 2008 related to other notes payable. Interest of $5,000 and $11,000 respectively was paid to vendors in 2009 and 2008 for financing fees. Interest expense reductions in 2009 were primarily attributed to notes payable that were converted into shares of our Common Stock along with reduced interest rates on remaining notes payable.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2009, net cash used in operating activities of $316,000 was primarily attributable to a net loss of $364,000, adjusted for depreciation and amortization of $52,000, bad debt of $3,000, interest paid in shares of common stock of $7,000, offset by a change in other working capital accounts of $3,000 and a decrease in deferred revenue of $11,000.
Net cash provided by financing activities in 2009 was $334,000 as a result of proceeds of $430,000 from debt financing from related parties offset by $50,000 used to repay debt and principal payments on capital lease obligations of $46,000.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through June 30, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. In addition, compliance with Sarbanes-Oxley Section 404 has placed and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.
OFF-BALANCE SHEET ARRANGEMENTS
None.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not applicable.

ITEM 8.	FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 21 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheets of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2009. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Whitley Penn LLP
Dallas, Texas
March 4, 2010

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and equivalents	$18	$—
Accounts receivable, net of allowance for doubtful accounts of $6 and $3	313	289
Prepaid expenses and other current assets	43	44

Total current assets	374	333

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	119	171
INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$631	$642

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$369	$317
Accrued payroll and other current liabilities	99	127
Accrued interest — related parties	70	99
Accrued interest	—	14
Capital leases — current portion	—	46
Deferred revenues — current portion	18	24
Notes payable to related parties — current portion	875	445
Convertible notes payable to related parties — current portion	10	50

Total current liabilities	1,441	1,122

LONG-TERM LIABILITIES
Deferred revenues — long-term portion	14	19
Convertible notes payable to related parties — long-term portion	—	760
Convertible notes payable — long-term portion	—	100

Total long-term liabilities	14	879

Total liabilities	1,455	2,001

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of December 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of December 31, 2009 and 31,147,208 as of December 31, 2008	35	31
Additional capital	44,896	44,001
Accumulated deficit	(45,755)	(45,391)

Total stockholders’ deficit	(824)	(1,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$631	$642

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31,
	2009	2008
REVENUES	$2,207	$2,080

COST OF REVENUES	1,680	1,640

GROSS PROFIT	527	440

OPERATING EXPENSES
Research and development	12	12
Selling, general and administrative	842	973

Total operating expenses	854	985

LOSS FROM OPERATIONS	(327)	(545)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(28)	(83)
Interest expense — other	(9)	(22)

Total other income (expense)	(37)	(105)

NET LOSS	$(364)	$(650)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,098	28,574

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Number of Preferred		Number of Common				Total Stockholders’
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Deficit
Balances at December 31, 2007	1	$—	26,101	$26	$43,179	$(44,741)	$(1,536)

Common stock issued for asset acquisition	—	—	1,700	2	117	—	119

Issuance of common stock in payment of accrued interest — related party	—	—	384	—	108	—	108

Issuance of common stock in payment of note principal — related party	—	—	2,962	3	597	—	600

Net loss	—	—	—	—	—	(650)	(650)

Balances at December 31, 2008	1	—	31,147	31	44,001	(45,391)	(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,533	4	846	—	850

Net loss	—	—	—	—	—	(364)	(364)

Balances at December 31, 2009	1	$—	34,875	$35	$44,896	$(45,755)	$(824)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364)	$(650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	70
Provision for doubtful accounts	3	9
Interest expense paid in stock	7	30
Changes in operating assets and liabilities:
Accounts receivable	(27)	(43)
Prepaid expenses and other current assets	1	(22)
Accounts payable, accrued payroll, accrued interest and other liabilities	23	237
Deferred revenues	(11)	(15)

Net cash used in operating activities	(316)	(384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash received	—	(22)
Capitalized software development costs	—	(98)

Net cash used in investing activities	—	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	(46)	(44)
Proceeds from notes payable — related parties	430	675
Payments of notes payable	—	(200)
Payments of notes payable — related parties	(50)	(25)

Net cash provided by financing activities	334	406

NET DECREASE IN CASH AND EQUIVALENTS	18	(98)
CASH AND EQUIVALENTS, BEGINNING OF YEAR	—	98

CASH AND EQUIVALENTS, END OF YEAR	$18	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$30	$18

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:
Acquisition of equipment through capital lease	$—	$8

Payment of notes payable and accrued interest through issuance of common stock	$892	$678

Replacement note issued to pay off debt	$—	$250

Non-cash payments related to asset acquisition	$—	$124

Liabilities relieved in acquisition	$—	$25

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008
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
During 2008 and 2009, the Company entered into and repaid principal and interest on unsecured notes as detailed in NOTE E to these financial statements.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2009, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements through June 30, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2009 and 2008, the Company had no cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.
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
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $98,000 were capitalized in 2008. No software development costs were capitalized in 2009. Software development costs of $8,000 and $19,000 were amortized in 2009 and 2008, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $44,000 and $51,000 in 2009 and 2008, respectively
GOODWILL
Goodwill, totaling $138,000 or 22% of total assets at December 31, 2009, represents the remaining cost in excess of fair value of net assets acquired in the February 2008 acquisition of Acceptius, Inc. (“Acceptius”).
In accordance with current accounting guidance, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was deemed to exist as of December 31, 2009.
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
As of January 1, 2007, the Company adopted current accounting guidance for accounting for income taxes. The adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2009 and 2008, the Company did not recognize any interest or penalty expense related to income taxes. The Company determined the amounts of unrecognized tax benefits are not reasonably likely to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 5,111,500 and 8,939,100 shares at December 31, 2009 and 2008, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.
STOCK-BASED COMPENSATION
The Company adopted current accounting guidance for stock-based compensation as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions.
Prior to January 1, 2006, the Company recognized compensation cost associated with stock-based awards based on the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.
Upon the adoption of current accounting guidance, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.
SEGMENT REPORTING
The Company operated during the two years presented in a single segment in accordance with current accounting guidance.
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% and 36% of our revenues for 2009 and 2008, respectively.
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2009, the Company had one customer that made up 49% of the outstanding accounts receivable balance. At December 31, 2008, the Company had one customer that made up 43% of the outstanding accounts receivable balance.
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

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $12,000 were incurred for each of the years ended December 31, 2009 and 2008.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, accounts receivable, accounts payable, notes payable and other liabilities are carried at amounts that reasonably approximate their fair values due to their short term nature. Notes payable may not approximate fair value. Notes payable are with related parties and as a result do not bear market rates of interest.
RECENT ACCOUNTING PRONOUNCEMENTS
Current accounting guidance defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Our adoption of current accounting guidance on January 1, 2008 was limited to financial assets and liabilities and did not have a material effect on our financial condition or results of operations. On January 1, 2009, this guidance was adopted for nonfinancial assets and liabilities and did not have a material effect on our financial condition or results of operations.
Current accounting guidance identifies the FASB Accounting Standards Codification (“the Codification”) as the authoritative source of generally accepted accounting principles in the United States. The Codification is effective for financial statements issued for periods ending after September 15, 2009. The adoption had no material impact on the Company’s financial statements.
Current accounting guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The potential impact of this standard is being evaluated. We do not expect the adoption of this statement to have a material impact on our consolidated financial statements or footnote disclosures.
NOTE C—PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

	2009	2008
Computer hardware and software	$395	$395
Software development costs	2,103	2,103
Furniture and fixtures	31	31
Office equipment	28	28
Leasehold improvements	35	35
Equipment under capital lease	129	129

	2,721	2,721
Less accumulated depreciation and amortization	(2,602)	(2,550)

	$119	$171

The assets held under capital leases have been included in property and equipment and total $129,000 in 2009 and 2008, with accumulated depreciation of $126,000 and $87,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense related to capital leases is included in depreciation expense.
NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2009 and 2008.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Benefit computed at federal statutory rate	$(124)	$(221)
Permanent differences	15	4
Effect of change in state tax law	—	—
State income tax expense (benefit), net of federal tax effect at state statutory rate	—	(88)
Increase in valuation reserve	118	303
Change in prior year estimate	(9)	2

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$15,170	$15,031
Fixed assets	9	10
Allowance for doubtful accounts	2	1
Deferred revenue	11	15
Other	35	49

Total deferred tax assets	15,227	15,106
Deferred tax liability	(6)	(3)
Valuation allowance for deferred tax assets	(15,221)	(15,103)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

At December 31, 2009, the Company has approximately $44,124,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $168,000 of state tax credit for unused net operating losses as of December 31, 2009.
As a result of stock issued during 2006, 2007, 2008 and 2009, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382. As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited. The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.
NOTE E—RELATED PARTY TRANSACTIONS
In October 2009, the Company issued an unsecured promissory note upon receipt of $30,000 from Mr. Thomas Michel, a member of the Company’s board of directors (“Michel”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In July 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with NFC. The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
In July 2009, the Company issued an unsecured promissory note upon receipt of $25,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In May 2009, the Company exercised its option to convert into the Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on November 29, 2006 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum, amended to 3% per annum effective January 1, 2009. The outstanding principal of $300,000 was converted into 1,095,000 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of principal. In addition, $34,553 of accrued and unpaid interest was converted into 126,120 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of interest.
In May 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In April 2009, the Company issued an unsecured promissory note upon receipt of $75,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In February 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In January 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from National Financial Corporation, a related party (“NFC”). The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
In January 2009, upon the demand of Michel, the Company repaid principal on an outstanding convertible note dated September 29, 2006 in the aggregate amount of $50,000 plus accrued interest of $8,558.
In January 2009, the Company exercised its option to convert into the Company’s common stock, par value $0.001 (“Common Stock”), a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In January 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In January 2009, the Company issued amendments to two unsecured promissory notes with Michel. The notes originally bore interest at the rate of 5% per annum. The Company issued the first note on September 16, 2008 in the amount of $30,000. The Company issued the second note on September 29, 2008 in the amount of $20,000. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on November 16, 2006 in the amount of $100,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on December 13, 2007 in the amount of $100,000, originally bearing interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued amendments to three unsecured promissory notes with NFC. The Company issued the first note on August 20, 2008 in the amount of $50,000. The Company issued the second note on October 28, 2008 in the amount of $50,000. The Company issued the third note on November 26, 2008 in the amount of $50,000. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on January 6, 2009 in the amount of $100,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.

In January 2009, the Company issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The Company issued the note on June 6, 2002 in the amount of $35,000, originally bearing interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with Schellenberg. The Company issued the note on August 1, 2002 in the amount of $10,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Michel. The Company issued the note on January 23, 2007 in the amount of $10,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Elmira. The Company issued the note on November 29, 2006 in the amount of $300,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In December 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of accrued and unpaid interest due on this note into 82,356 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $50,000 of principal on a note held by Elmira into 200,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of accrued and unpaid interest due on this note into 38,260 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of accrued and unpaid interest due on this note into 70,356 shares of Common Stock at a conversion price of $0.25 per share.
In November 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest due on this note was converted into 90,000 shares of Common Stock at a conversion price of $0.25 per share.
In September 2008, the Company exercised its option and converted $50,000 of principal on a note held by Elmira into 312,500 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest due on this note was converted into 13,450 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of interest.
In May 2008, the Company exercised its option and converted $200,000 of principal on a note held by Elmira into 1,250,000 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal.
In April 2008, the Company borrowed an aggregate of $25,000 pursuant to an unsecured short-term loan agreement with Michel. In June 2008, the Company repaid the note plus accrued interest.
In March 2008, the Company entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-term promissory notes with Elmira. The first note was issued upon receipt of $250,000. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000.
In March 2008, the Company converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of Common Stock at the conversion price of $0.40 per share.
NOTE F—STOCKHOLDERS’ DEFICIT
In July 2009, the Company exercised its option and converted all $100,000 of an outstanding note’s principal into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal.
In May 2009, the Company exercised its option and converted all $300,000 of an outstanding note’s principal into 1,095,000 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of principal. In addition, the Company converted $34,553 of accrued and unpaid interest into 126,120 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of interest.

In January 2009, the Company exercised its option and converted all $250,000 of an outstanding note’s principal into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, the Company converted $8,712 of accrued and unpaid interest into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In January 2009, the Company exercised its option and converted all $200,000 of an outstanding note’s principal into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, the Company converted $5,786 of accrued and unpaid interest into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In December 2008, the Company exercised its option and converted all $100,000 of an outstanding note’s principal into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of interest into 82,356 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $50,000 of an outstanding note’s principal into 200,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of interest into 38,260 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $100,000 of an outstanding note’s principal into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of interest into 70,356 shares of Common Stock at a conversion price of $0.25 per share.
In November 2008, the Company exercised its option and converted all $100,000 of an outstanding note’s principal into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest was converted into 90,000 shares of Common Stock at a conversion price of $0.25 per share.
In September 2008, the Company exercised its option and converted $50,000 of an outstanding note’s principal into 312,500 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest was converted into 13,450 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of interest.
In May 2008, the Company exercised its option and converted $200,000 of an outstanding note’s principal into 1,250,000 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal.
In March 2008, the Company converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of Common Stock at the conversion price of $0.40 per share.
In February 2008, the Company acquired substantially all of the assets of Acceptius. Pursuant to an Asset Purchase Agreement, the Company paid Acceptius the sum of $25,000 in cash and issued to Acceptius 1,700,000 restricted shares of Common Stock, par value $0.001 per share.
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
Upon the adoption of current accounting guidance, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.
Determining Fair Value Under Current Accounting Guidance

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
Share-Based Compensation Under Current Accounting Guidance
There was no share-based compensation expense related to share-based awards under current accounting guidance for the years ended December 31, 2009 and 2008.
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired and/or Cancelled	100,000	0.35	0.35

Outstanding options-December 31, 2008	800,776	$0.30-8.00	$1.25
Granted	—	—	—
Expired and/or Cancelled	95,100	7.00-8.00	7.46

Outstanding options-December 31, 2009	705,676	$0.30-2.38	$0.41

Options exercisable-December 31, 2009	705,676	$0.30-2.38	$0.41

Outstanding options as of December 31, 2009, had a weighted average remaining contractual life of approximately 3.3 years. Vested options had a weighted average remaining contractual life of 3.3 years as of December 31, 2009. At December 31, 2009, options available for grant under the Company’s 1997 Plan were 622,016. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2009.

The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2008	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2009	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2009	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2009, had a weighted average remaining contractual life of approximately 3.6 years. Vested employee warrants had a weighted average remaining contractual life of 3.6 years at December 31, 2009. There was no intrinsic value for unvested and vested employee warrants at December 31, 2009.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2009, with an exercise price of $0.15 that expire June 3, 2013.

NOTE H—NOTES PAYABLE TO RELATED PARTIES AND OTHER NOTES PAYABLE
The following is a summary of notes payable to related parties at December 31:

	2009	2008
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	$30,000	$30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	20,000	20,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 3%.	30,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 8% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 5% 1/1/09; amended from 7% 3/20/08).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 5% 1/1/09).	100,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3%.	100,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3%.	75,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3%.	100,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3%.	25,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 9.5% 1/1/09).	35,000	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 3% (amended from 8% 1/1/09).	10,000	10,000

Current notes payable — related parties	$875,000	$445,000

The following is a summary of convertible notes payable at December 31:

	2009	2008
Convertible note to a Director. Principal due December 31, 2008; unsecured. Interest payable at 7.5%	$—	$50,000
Convertible note to a Director. Principal due November 30, 2010; unsecured. Interest payable at 3% (amended from 8% 1/1/09).1)	10,000	—

Short-term convertible notes payable — related parties	10,000	50,000

Convertible note to a 5% shareholder. Principal due November 30, 2010; unsecured. Interest payable at 5%.	—	300,000
Convertible note to a 5% shareholder. Principal due March 31, 2013; unsecured. Interest payable at 4%.	—	250,000
Convertible note to a 5% shareholder. Principal due March 31, 2013; unsecured. Interest payable at 4%.	—	200,000
Convertible note to a Director. Principal due November 30, 2010; unsecured. Interest payable at 3% (amended from 8% 1/1/09)	—	10,000

Long-term convertible notes payable — related parties	—	760,000

Convertible notes payable — related parties	10,000	810,000

Convertible note. Principal due November 30, 2010; unsecured. Interest payable at 7%.	—	100,000

Long-term convertible notes payable	—	100,000

Convertible notes payable	$10,000	$910,000

(1)	Note bears interest at the rate of 3.0% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due in 2010. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.
NOTE I—COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases office space under a lease agreement that expires on May 31, 2012. Rent expense totaled $82,000 and $75,000 for each of the years ended December 31, 2009 and 2008, respectively. The Company leases servers and web server management facilities under an agreement that expires in 2010. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2010. The Company’s aggregate lease and software license commitments are shown below.
Approximate future minimum operating lease obligations at December 31, 2009, are as follows:

OPERATING
LEASES
2010	$79,000
2011	79,000
2012	33,000
2013	—
2014 and thereafter	—

Total minimum lease obligations	$191,000

Interest expense incurred under capital lease obligations was $3,000 and $9,000 for the years ended December 31, 2009, and 2008, respectively.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE J—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2009, the Company made $5,000 in matching contributions and paid $4,000 in fees. During 2008, the Company made $7,000 in matching contributions and paid $3,000 in fees.
NOTE K—ACQUISITION
On February 20, 2008, the Company acquired substantially all the assets of Acceptius, Inc. (“Acceptius”). Acceptius was engaged in the business of providing transaction processing services to the healthcare industry. The Company anticipates that the acquisition will expand its current revenue generating opportunities by adding paper conversion and claims repricing, extend its claims processing capabilities and increase its client base. The $179,000 purchase price consisted of:
•	cash paid to the sellers in the aggregate amount of $25,000

•	an aggregate of 1,700,000 shares of common stock of the Company issued to the Sellers, valued at $0.07 per share in accordance with accounting guidance applicable at the time of acquisition

•	an aggregate of $30,000 in direct transaction costs; and

•	cash to be paid to the sellers by August 20, 2008 in the aggregate amount of $5,000.
The Company was to pay Acceptius an additional $5,000 within the six months following February 20, 2008. Several attempts have been made to tender payment of this additional $5,000, but the Company has been unable to make contact with any Acceptius representatives since July 2009. The obligation is recorded as a current payable by the Company, awaiting communication from Acceptius representatives concerning payment instructions.
Operating results of Acceptius have been included in the Company’s consolidated financial statements since February 1, 2008, when the Company assumed the risk of loss for Acceptius’s operations, by recording revenue and cost of revenue transactions from that date directly in the accounts of the Company.
The following table summarizes the fair values of the assets acquired and liabilities assumed, in thousands, at the date of acquisition.

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

Twelve Months Ended
December 31, 2008
Revenues	$2,105
Net loss	$(643)
Net loss per common share (basic and diluted)	$(0.02)

Weighted average common shares outstanding (basic and diluted)	28,806
NOTE L—SUBSEQUENT EVENTS
On February 16, 2010, the Company issued an unsecured promissory note upon receipt of $35,000 from Mr. Thomas Michel, a member of the Company’s board of directors. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	66	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	52	Chief Financial Officer
Gary J. Austin	65	Vice President of Operations
Alfred Dubach	62	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	54	Class II Director
Thomas Michel	58	Class II Director
K. Scott Spurlock	42	Vice President of Development
The following is certain summary information with respect to our executive officers, directors and key employees.
DON CROSBIE has served as our President, Chief Executive Officer and Chairman of the Board since October 2002. From July 2001 until October 2002, Mr. Crosbie was President and CEO of Xactimed, a claims processing and clearinghouse company serving the hospital market. In the year he was at Xactimed, it experienced a dramatic turnaround, with revenue growing 150% over the prior year and an operating profit was achieved as compared to a significant operating loss for the prior year. From September 2000 to July 2001, Mr. Crosbie served as CFO and President of North American Operations of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, including media gateways and 2 1/2 and 3 G wireless. He joined Blue Wave with a corporate strategic direction to identify and complete a sale of the company. This was accomplished in July 2001 with the sale of the company to Motorola for $125 million. From September 1999 to June 2000, Mr. Crosbie served as President, COO and CFO of Ypay.com, an internet start up company in the free ISP/media rich advertising space. From June 1997 to December 1998, Mr. Crosbie served as CEO of Rheumatology Research International, a Site Management Organization performing clinical trials for pharmaceutical and biotech companies in pre-FDA approval trials for new arthritis drugs. Prior to Rheumatology Research International, Mr. Crosbie served as founder, Chairman and CEO of ComVest Partners Inc., an institutional research boutique with an emphasis on networking, wireless, voice and remote access; and Executive Vice President and Chief Financial Officer of InterVoice Inc, a high technology provider of customized voice response systems. The breadth of Mr. Crosbie’s experience led the board to believe this individual is qualified to serve on the board of directors.
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
GARY J. AUSTIN joined us in March 2004 as our Chief Operating Officer. In April 2009, Mr. Austin resigned his position as an officer of the company and continued to be employed as of Vice President of Operations. From September 2002 to December 2003, Mr. Austin served as the President and Chief Operating Officer of Gold Lake Technologies Corporation, a document management services firm. From March 1999 to September 2002, Mr. Austin served as the Senior Vice President and Chief Operating Officer of GTESS Corporation, a health claim processing service provider. Mr. Austin previously held a variety of executive and management positions with Peerless Group, Electronic Data Systems, Shared Medical Systems, and Crittenden Memorial Hospital.
ALFRED DUBACH has served as the Vice Chairman of our board of directors since January 2002. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years, working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. In 2004, he was named a board member of Orbiter, a developer and producer of special gears and gear boxes, and today he manages Orbiter’s successor organization, R.E.G. AG in Baden-Baden, Germany, as its chairman. From March 2001 to February 2002, Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland. CASH magazine voted Swissquote Bank the best Swiss online broker in autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to June 1994, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank). The breadth of Mr. Dubach’s experience led the board to believe this individual is qualified to serve on the board of directors.
JOHN C. WILLEMS, III has served as a director of our Company since 1998. Mr. Willems has handled some of our Company’s legal needs since April 1996. Mr. Willems has been a solo practitioner in Dallas, Texas since November of 1998 representing a variety of business clients. From September 1993 through October of 1998, Mr. Willems was an attorney with the law firm of McKinley, Ringer & Zeiger, PC, (formerly McKinley, Hinton & Ringer, PC) in Dallas, Texas, practicing in the area of business law. From January 1982 to August 1993, Mr. Willems was employed by the law firm of Settle & Pou, PC (formerly Settle, Pou & Melton), also located in Dallas, Texas. The breadth of Mr. Willems’s experience led the board to believe this individual is qualified to serve on the board of directors.
THOMAS MICHEL was elected as a director of our Company in February 2002. Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities. From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland. Mr. Michel currently serves on the Board of Directors for Best 243 AG, an automobile servicing company, R.E.G. AG, a developer of specialized high tech gears, and Spirit of Covey AG, a manufacturer of natural skincare products. The breadth of Mr. Michel’s experience led the board to believe this individual is qualified to serve on the board of directors.
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
Mr. Crosbie and Ms. Bray are our executive officers.
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie and Dubach, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2010. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2009, or written representations that Form 5 was not required for fiscal 2009, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
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
ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2009 and 2008 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2009.
SUMMARY COMPENSATION TABLE

			ALL OTHER
NAME AND		SALARY	COMPENSATION	TOTAL
PRINCIPAL POSITION	YEAR	$	$ (1)	$
Don Crosbie	2009	$135,900	$1,360	$137,260
CEO	2008	$146,000	$1,390	$147,390

Gary Austin	2009	113,500	—	113,500
VP — Operations	2008	128,170	—	128,170

K. Scott Spurlock	2009	128,900	—	128,900
VP — Development	2008	133,250	—	133,250

(1)	Company match on employee contributions to the Company’s 401(k) plan.

The following table provides information on the value of each of the named executive officers’ options at December 31, 2009:
.
2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
				Incentive
				Plan Awards:
	Number of		Number of	Number of
	Securities		Securities	Securities
	Underlying		Underlying	Underlying
	Unexercised		Unexercised	Unexercised	Option
	Options		Options	Unearned	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date

Don Crosbie	1,500,000	(1)	—	—	0.15	6/3/13
Don Crosbie	200,000	(1)	—	—	0.29	9/21/14

Gary Austin	400,000	(1)	—	—	0.35	3/24/14
Gary Austin	100,000	(1)	—	—	0.29	9/21/14

K. Scott Spurlock	20,000	(1)	—	—	1.25	1/4/11
K. Scott Spurlock	30,000	(1)	—	—	0.60	1/2/12
K. Scott Spurlock	400,000	(1)	—	—	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2009.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2009, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2009 there were outstanding options, all granted prior to

January 1, 2009, to purchase an aggregate of 20,000 shares at exercise prices ranging from $.30 to $2.38 per share and no shares remained available for option grants.
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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2009, there were outstanding options to purchase an aggregate of 685,676 shares at exercise prices ranging from $.35 to $1.25 per share and 622,016 shares remain available for option grants.
The following table summarizes and combines the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2009 (none of the options granted have been exercised):

	NUMBER	PER SHARE	WEIGHTED AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding options-December 31, 2007	900,776	$0.30-8.00	$1.15
Granted	—	—	—
Expired and/or Cancelled	100,000	0.35	0.35

Outstanding options-December 31, 2008	800,776	$0.30-8.00	$1.25
Granted	—	—	—
Expired and/or Cancelled	95,100	7.00-8.00	7.46

Outstanding options-December 31, 2009	705,676	$0.30-2.38	$.41

Options exercisable-December 31, 2009	705,676	$0.30-2.38	$.41

Outstanding options as of December 31, 2009, had a weighted average remaining contractual life of approximately 3.3 years. Vested options had a weighted average remaining contractual life of 3.3 years as of December 31, 2009. At December 31, 2009, 622,016 shares remain available for option grant under the Company’s 1997 Plan. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2009.
WARRANTS
We have from time to time issued warrants to our employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2007	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2008	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2009	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2009	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2009, had a weighted average remaining contractual life of approximately 3.6 years. Vested employee warrants had a weighted average remaining contractual life of 3.6 years at December 31, 2009. There was no intrinsic value for unvested and vested employee warrants at December 31, 2009.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2009, with an exercise price of $0.15.
No employee options or warrants were exercised during 2009. No options or warrants were granted during 2009 to the individuals set forth in the Summary Compensation Table above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 26 2010,
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

		SHARES BENEFICIALLY OWNED
		Amount and Nature
		of Beneficial		Percent of Voting
Name and Address of Beneficial Owner	Class of Security	Ownership	Percent of Class	Power
Don Crosbie (1)	Common Stock	1,700,000	4.9	4.3

Gary Austin (2)	Common Stock	500,000	1.4	1.3

Scott Spurlock (3)	Common Stock	450,000	1.3	1.1

Laura Bray (4)	Common Stock	150,000	*	*

John C. Willems, III (5)	Common Stock	19,277	*	*

Thomas Michel (6)	Common Stock	1,790,900	5.1	4.5
	Series D Preferred Stock	720	100.0
	Series E Preferred Stock	50	100.0

Alfred Dubach (7)	Common Stock	1,220,000	3.5	3.1

Bo W. Lycke (8)	Common Stock	2,581,326	7.4	6.5
4730 Melissa Ln. Dallas, Texas 75229

Robert H. Brown, Jr. (9)	Common Stock	1,362,354	3.9	3.4
2626 Cole Ave, #400 Dallas, Texas 75204

McKesson Corporation	Common Stock	1,514,285	4.3	3.8
One Post Street San Francisco, CA 94104

J. R. Schellenberg (10)	Common Stock	1,793,603	5.1	4.5
Kohlrainstrasse 1 Kusnacht Switzerland CH-8700

Elmira United	Common Stock	17,999,466	51.61	45.1
Corporation Swiss Tower — 16th Floor Panama Republic of Panama

Acceptius Inc	Common Stock	1,700,000	4.9	4.3
15400 Knoll Trail, Ste 330 Dallas, TX 75248

All our directors and executive	Common Stock	4,880,177	14.0	12.2
officers as a	Series D Preferred Stock	720	100.0
group (5 persons) (11)	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Includes 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Includes 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Includes 450,000 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.

(4)	Includes 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(5)	Includes 15,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Includes 770,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 605,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Includes 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(8)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation, of which Mr. Lycke is a 71.1% owner and 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants.

(9)	Includes 1,051,603 shares owned of record by National Financial Corporation, of which Mr. Brown is a 17.7% owner.

(10)	Includes 1,051,603 shares owned of record by National Financial Corporation by virtue of Mr. Schellenberg serving as President and Director of MNS Enterprises, Inc, which in turn manages the activities of National Financial Corporation pursuant to a management agreement.

(11)	Includes an aggregate of 3,090,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2009, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF		NUMBER OF
	SECURITIES TO BE		SECURITIES
	ISSUED UPON	WEIGHTED-AVERAGE	REMAINING AVAILABLE
	EXERCISE OF	EXERCISE PRICE OF	FOR FUTURE ISSUANCE
	OUTSTANDING OPTIONS	OUTSTANDING OPTIONS	UNDER EQUITY
	AND WARRANTS	AND WARRANTS	COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	705,676	$0.41	622,016

Equity Compensation Plans Not Approved By Stockholders	3,599,324	0.17	—

Total	4,305,000	$0.21	622,016

*	Excludes securities reflected in column (a).
Equity compensation plans approved by shareholders include the 1997 Stock Option Plan and the Directors’ Plan, as more fully described in Item 10.
Equity compensation plans not approved by shareholders include the following:
* In February 2002, we granted executive officers warrants to purchase 35,443 shares of common stock in exchange for voluntary salary reductions, of which 24,324 warrants remain outstanding. The exercise price of the warrants is $0.35 per share, they expire on the tenth anniversary of the grant, and are fully exercisable;
* In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 1,975,000 warrants remain outstanding. The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013;

* In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties. The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013; and
* In September 2004, we issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share, of which 400,000 warrants remain outstanding. These warrants are fully exercisable and expire in September 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In October 2009, the Company issued an unsecured promissory note upon receipt of $30,000 from Mr. Thomas Michel, a member of the Company’s board of directors (“Michel”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In July 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with National Financial Corporation, a related party (“NFC”). The Company issued the note to Eganoc Services Corp., (“Eganoc”), on January 16, 2007 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum. NFC purchased the note from Eganoc in an unrelated transaction on July 22, 2009 The outstanding principal of $100,000 was converted into 300,000 shares of Common Stock at a conversion price of 30,000 shares per $10,000 of principal. In addition, $17,740 of accrued and unpaid interest due under this note was paid in cash at the time of conversion.
In July 2009, the Company issued an unsecured promissory note upon receipt of $25,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In May 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira United Corporation, a greater than 5% shareholder of the Company (“Elmira”). The Company issued the note on November 29, 2006 with a maturity date of November 30, 2010, bearing interest at the rate of 7% per annum, amended to 3% per annum effective January 1, 2009. The outstanding principal of $300,000 was converted into 1,095,000 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of principal. In addition, $34,553 of accrued and unpaid interest was converted into 126,120 shares of Common Stock at a conversion price of 36,500 shares per $10,000 of interest.
In May 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In April 2009, the Company issued an unsecured promissory note upon receipt of $75,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In February 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In January 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note originally bore interest at the rate of 5% per annum. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
In January 2009, upon the demand of Michel, the Company repaid all outstanding principal on a convertible note dated September 29, 2006 in the aggregate amount of $50,000 plus accrued interest of $8,558.
In January 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on March 20, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $250,000 was converted into 1,187,500 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $8,712 of accrued and unpaid interest was converted into 41,383 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In January 2009, the Company exercised its option to convert into Common Stock a debt evidenced by an unsecured promissory note with Elmira. The Company issued the note on May 13, 2008 with a maturity date of March 31, 2011, bearing interest at the rate of 4% per annum. The outstanding principal of $200,000 was converted into 950,000 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of principal. In addition, $5,786 of accrued and unpaid interest was converted into 27,485 shares of Common Stock at a conversion price of 47,500 shares per $10,000 of interest.
In January 2009, the Company issued amendments to two unsecured promissory notes with Michel. The notes originally bore interest at the rate of 5% per annum. The Company issued the first note on September 16, 2008 in the amount of $30,000. The Company issued the second note on September 29, 2008 in the amount of $20,000. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on November 16, 2006 in the amount of $100,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on December 13, 2007 in the amount of $100,000, originally bearing interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued amendments to three unsecured promissory notes with NFC. The Company issued the first note on August 20, 2008 in the amount of $50,000. The Company issued the second note on October 28, 2008 in the amount of $50,000. The Company issued the third note on November 26, 2008 in the amount of $50,000. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on January 6, 2009 in the amount of $100,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The Company issued the note on June 6, 2002 in the amount of $35,000, originally bearing interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured promissory note with Schellenberg. The Company issued the note on August 1, 2002 in the amount of $10,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Michel. The Company issued the note on January 23, 2007 in the amount of $10,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Elmira. The Company issued the note on November 29, 2006 in the amount of $300,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009.
In December 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $20,589 of accrued and unpaid interest due on this note into 82,356 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $50,000 of principal on a note held by Elmira into 200,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $9,565 of accrued and unpaid interest due on this note into 38,260 shares of Common Stock at a conversion price of $0.25 per share.
In December 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, the Company converted $17,589 of accrued and unpaid interest due on this note into 70,356 shares of Common Stock at a conversion price of $0.25 per share.
In November 2008, the Company exercised its option and converted all $100,000 of principal on a note held by Elmira into 400,000 shares of Common Stock at a conversion price of $0.25 per share. In addition, $22,500 of accrued and unpaid interest due on this note was converted into 90,000 shares of Common Stock at a conversion price of $0.25 per share.
In September 2008, the Company exercised its option and converted all $50,000 of principal on a note held by Elmira into 312,500 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal. In addition, $2,152 of accrued and unpaid interest due on this note was converted into 13,450 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of interest.
In May 2008, the Company exercised its option and converted all $200,000 of principal on a note held by Elmira into 1,250,000 shares of Common Stock at a conversion price of 62,500 shares per $10,000 of principal.
In April 2008, the Company borrowed an aggregate of $25,000 pursuant to an unsecured short-term loan agreement with Michel. In June 2008, the Company repaid the note plus accrued interest.
In March 2008, the Company entered into two unsecured notes, each in the amount of $250,000, pursuant to convertible long-

term promissory notes with Elmira. The first note was issued upon receipt of $250,000. The second note was issued to repay principal on a previously issued convertible note payable to the shareholder in the aggregate amount of $250,000.
In March 2008, the Company converted interest in the aggregate amount of $35,642, due and payable on two earlier convertible notes held by Elmira into 89,106 shares of Common Stock at the conversion price of $0.40 per share.
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
The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2009 and 2008.
Fiscal year ended December 31, 2009

FEE CATEGORY	WHITLEY PENN LLP
Audit Fees (1)	$51,000
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$51,000

Fiscal year ended December 31, 2008

FEE CATEGORY	WHITLEY PENN LLP
Audit Fees (1)	$67,000
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$67,000

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2009 and December 31, 2008.

(2)	No such services were provided in 2009 or 2008.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

ITEM 15.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a)(2)	Certificate of Amendment to Certificate of Incorporation

3.1(b)(4)	Certificate of Designation of Series A Preferred Stock

3.1(c)(4)	Certificate of Designation of Series B Preferred Stock

3.1(d)(4)	Certificate of Designation of Series C Preferred Stock

3.1(e)(4)	Certificate of Designation of Series D Preferred Stock

3.1(f)(1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2(4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4(5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5(5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.6(5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.7(6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.8(6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.9(6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2(3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5(1)	Note dated June 6, 2002 between Claimsnet.com and J. R. Schellenberg related to $50,000 loan.

10.6(1)	Note dated August 1, 2002 between Claimsnet.com and J. R. Schellenberg related to $10,000 loan.

10.7(6)	Form of Registration Rights Agreement

*10.8(7)	Note dated September 29, 2006 between Claimsnet.com and Thomas Michel related to $50,000 loan.

10.9(8)	Note dated November 16, 2006 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.10(9)	Note dated November 29, 2006 between Claimsnet.com and Elmira United Corporation related to $300,000 loan.

10.11(9)	Equipment Lease Agreement dated December 1, 2006 between Claimsnet.com and E-Link Systems.

10.12(10)	Note dated January 16, 2007 between Claimsnet.com and Eganoc Services Corp related to $100,000 loan.

*10.13(11)	Note dated January 24, 2007 between Claimsnet.com and Thomas Michel related to $10,000 loan.

10.14(12)	Note dated December 13, 2007 between Claimsnet.com and National Financial Corporation related to $100,000 loan.

10.25(13)	Note dated March 20, 2008 between Claimsnet.com and Elmira United Corporation related to $250,000 loan.

10.16(14)	Note dated May 13, 2008 between Claimsnet.com and Elmira United Corporation related to $200,000 loan.

10.17(15)	Note dated August 20, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

10.18(16)	Note dated September 16, 2008 between Claimsnet.com and Thomas Michel related to $30,000 loan.

10.19(17)	Note dated September 29, 2008 between Claimsnet.com and Thomas Michel related to $20,000 loan.

10.20(18)	Note dated October 28, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

10.21(19)	Note dated November 26, 2008 between Claimsnet.com and National Financial Corporation related to $50,000 loan.

10.22(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.23(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.24(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.25(23)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.26(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.27(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.28(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.29(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.30(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.31(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.32(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Elmira United Corporation dated November 29, 2006.

10.33(23)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.34(20)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.35(21)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.36(22)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.37(24)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.38(25)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.39(26)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.40(27)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

14	Code of Ethics

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, filed on October 26, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 29, 2006.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 16, 2007.

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 20, 2008.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 13, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2008.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2008.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 27, 2008.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2009 filed on October 15, 2009.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CLAIMSNET.COM INC.
(Registrant)

By:	/s/ Don Crosbie
Don Crosbie
President and Chief Executive Officer

Date: March 4, 2010
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2010.

/s/ Don Crosbie
Don Crosbie
Chief Executive Officer, Class I Director and Chairman of the Board

/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach
Alfred Dubach
Class I Director and Vice Chairman of the Board

/s/ John C. Willems, III
John C. Willems, III
Class II Director

/s/ Thomas Michel
Thomas Michel
Class II Director