Form 10-Q
period 2010-03-31
CLAIMSNET COM INC
filed 2010-04-27
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of April 26, 2010.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	March 31,	December 31,
	2010	2009

ASSETS
CURRENT ASSETS
Cash and equivalents	$97	$18
Accounts receivable, net of allowance for doubtful accounts of $5 and $6	312	313
Prepaid expenses and other current assets	39	43

Total current assets	448	374
EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	116	119

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$702	$631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$348	$369
Accrued payroll and other current liabilities	91	99
Accrued interest — related parties	77	70
Deferred revenues — current portion	15	18
Notes payable to related parties — current portion	990	875
Convertible notes payable to related parties — current portion	10	10

Total current liabilities	1,531	1,441

LONG-TERM LIABILITIES
Deferred revenues — long-term portion	11	14

Total long-term liabilities	11	14

Total liabilities	1,542	1,455

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of March 31, 2010 and December 31, 2009	35	35
Additional capital	44,896	44,896
Accumulated deficit	(45,771)	(45,755)

Total stockholders’ deficit	(840)	(824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$702	$631

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES	$578	$519

COST OF REVENUES	414	413

GROSS PROFIT	164	106

OPERATING EXPENSES

Selling, general and administrative	173	251

Total operating expenses	173	251

LOSS FROM OPERATIONS	(9)	(145)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(7)	(8)
Interest expense — other	—	(4)

Total other income (expense)	(7)	(12)

NET LOSS	$(16)	$(157)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	32,618

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2009 and the Three Months Ended March 31, 2010 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2008	1	$—	31,147	$31	$44,001	$(45,391)	$(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,533	4	846	—	850

Net loss	—	—	—	—	—	(364)	(364)

Balances at December 31, 2009	1	—	34,875	35	44,896	(45,755)	(824)

Net loss	—	—	—	—	—	(16)	(16)

Balances at March 31, 2010	1	$—	34,875	$35	$44,896	$(45,771)	$(840)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16)	$(157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	14
Bad debt expense	—	2
Changes in operating assets and liabilities:
Accounts receivable	1	12
Prepaid expenses and other current assets	4	1
Current liabilities and deferred revenue	(28)	44

Net cash used in operating activities	(36)	(84)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	—	(12)
Payment of note payable to related parties	—	(50)
Proceeds from notes payable to related parties	115	200

Net cash provided by financing activities	115	138

NET INCREASE IN CASH AND EQUIVALENTS	79	54
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	18	—

CASH AND EQUIVALENTS, END OF PERIOD	$97	$54

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$10

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of accrued interest through issuance of common stock	$—	$15

Payment of note principal through issuance of common stock	$—	$450

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of March 31, 2010 and the results of their operations and cash flows for the three months ended March 31, 2010 and 2009, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2010.
2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
3.	EQUIPMENT, FIXTURES AND SOFTWARE
Equipment, fixtures and software consists of the following at March 31, 2010 (in thousands):

Computer hardware and software	$524
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35

2,721

Less accumulated depreciation and amortization	(2,605)

$116

4.	LOANS FROM RELATED PARTIES
On February 16, 2010, the Company issued an unsecured promissory note upon receipt of $35,000 from Mr. Thomas Michel, a director (“Michel”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On March 18, 2010, the Company issued an unsecured promissory note upon receipt of $80,000 from National Financial Corporation, a related party (“NFC”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
5.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and the following:
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
IN GENERAL
As of March 31, 2010, we had a working capital deficit of $1,083,000 and a stockholders’ deficit of $840,000. We generated revenues of $578,000 for the three months ended March 31, 2010 and $519,000 for the three months ended March 31, 2009. We have incurred net losses since inception and had an accumulated deficit of $45,771,000 at March 31, 2010. We expect to continue to operate at a loss approaching breakeven in the near future.

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
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment. In addition, under Section 404(a) of the Sarbanes-Oxley Act, management is required to report on our internal controls over financial reporting and under Section 404(b) of the Sarbanes-Oxley Act our registered independent public accountant is required to report on internal control over financial reporting. We are required to comply with Section 404(b) effective for the year ending December 31, 2010. We believe this will continue to be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. We expect most of our revenues to be recurring in nature. One client accounted for 39.8% of our revenue for the quarter ended March 31, 2010.
Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. Going forward, as funds become available, we intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
REVENUES
Revenues for the three months ended March 31, 2010 (the “2010 first quarter”) were $578,000 compared to $519,000 for the three months ended March 31, 2009 (the “2009 first quarter”), representing an increase of 11%. The increase in revenues for the three month comparable periods was primarily the result of increased claim volumes from current customers.
COST OF REVENUES
Cost of revenues for the 2010 first quarter was $414,000, compared with $413,000 for the 2009 first quarter. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $10,000 for the 2010 first quarter compared with $10,000 for the 2009 first quarter. Transaction processing expenses were $223,000 for the 2010 first quarter compared with $156,000 for the 2009 first quarter. The increase in third party transaction processing expense was primarily attributable to increased claim volumes from current customers as well as new agreements to outsource some processing to third parties. Customer support operation expenses were $179,000 for the 2010 first quarter compared with $234,000 for the 2009 first quarter, primarily due to the reduction of personnel. Amortization and depreciation expenses for the 2010 first quarter included $2,000 of software amortization and development project amortization expenses compared with $2,000 for the 2009 first quarter, and $0 for depreciation associated with our capital lease equipment compared to $11,000 for the 2009 first quarter.

OPERATING EXPENSES
There were no research and development expenses for the 2010 first quarter or the 2009 first quarter. Research and development expenses are ordinarily comprised of personnel costs and related expenses. There were no capitalized development costs during the 2010 or 2009 first quarter.
Selling, general and administrative expenses for the 2010 first quarter were $173,000 compared with $251,000 for the 2009 first quarter. The decrease was primarily attributable to a decrease in sales personnel and associated benefits.
OTHER INCOME (EXPENSE)
Interest expense of $7,000 was incurred for the 2010 first quarter on financing fees and related party debt compared with $12,000 for the 2009 first quarter.
NET LOSS
The net loss for the first quarter of 2010 was $16,000, or $0.00 per share, compared to $157,000, or $0.00 per share, in the first quarter of 2009. The decrease was primarily attributable to a decrease in sales personnel and associated benefits.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $36,000 for the 2010 first quarter was primarily related to net loss of $16,000 and changes in working capital of $23,000 offset by depreciation and amortization of $3,000. Net cash used in operating activities of $84,000 for the 2009 first quarter was primarily related to net loss of $157,000 offset by changes in working capital of $59,000 and depreciation and amortization of $14,000.
Net cash used in investing activities for the 2010 and 2009 first quarters was $0.
Net cash provided by financing activities in the 2010 first quarter was $115,000 related to proceeds from related party debt. Net cash provided by financing activities in the 2009 first quarter was $138,000, of which $200,000 was related to proceeds from related party debt offset by $50,000 of debt repayments and $12,000 of capital lease principal payments.
On February 16, 2010, the Company issued an unsecured promissory note upon receipt of $35,000 from Mr. Thomas Michel, a director (“Michel”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On March 18, 2010, the Company issued an unsecured promissory note upon receipt of $80,000 from National Financial Corporation, a related party (“NFC”). The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2010. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2009 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a)(1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b)(3)	Certificate of Designation of Series A Preferred Stock.

3.1(c)(3)	Certificate of Designation of Series B Preferred Stock.

3.1(d)(3)	Certificate of Designation of Series C Preferred Stock.

3.1(e)(3)	Certificate of Designation of Series D Preferred Stock.

3.1(f)(2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2(3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4(4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5(4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6(4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7(5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8(5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9(5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1(6)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.2(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated March 18, 2010.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2010 filed on March 22, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant) April 27, 2010
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer
April 27, 2010

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer