Form 10-Q
period 2010-06-30
CLAIMSNET COM INC
filed 2010-07-29
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of July 29, 2010.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$40	$18
Accounts receivable, net of allowance for doubtful accounts of $5 and $6	306	313
Prepaid expenses and other current assets	53	43

Total current assets	399	374

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	113	119

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$650	$631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$344	$369
Accrued payroll and other current liabilities	68	99
Accrued interest — related parties	84	70
Deferred revenues — current portion	14	18
Notes payable to related parties	990	875
Convertible notes payable to related parties	10	10

Total current liabilities	1,510	1,441

LONG-TERM LIABILITIES
Deferred revenues — long-term portion	11	14

Total long-term liabilities	11	14

Total liabilities	1,521	1,455

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of June 30, 2010 and December 31, 2009	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of June 30, 2010 and December 31, 2009	35	35
Additional capital	44,896	44,896
Accumulated deficit	(45,802)	(45,755)

Total stockholders’ deficit	(871)	(824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$650	$631

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES	$596	$563	$1,175	$1,082

COST OF REVENUES	434	419	848	832

GROSS PROFIT	162	144	327	250

OPERATING EXPENSES
Selling, general and administrative	186	221	360	472

Total operating expenses	186	221	360	472

LOSS FROM OPERATIONS	(24)	(77)	(33)	(222)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(7)	(7)	(14)	(15)
Interest expense — other	—	(3)	—	(7)

Total other income (expense)	(7)	(10)	(14)	(22)

NET LOSS	$(31)	$(87)	$(47)	$(244)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,078	34,875	33,352

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2009 and the Six Months Ended June 30, 2010 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2008	1	$—	31,147	$31	$44,001	$(45,391)	$(1,359)

Issuance of common stock in payment of accrued interest - related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,533	4	846	—	850

Net loss	—	—	—	—	—	(364)	(364)

Balances at December 31, 2009	1	—	34,875	35	44,896	(45,755)	(824)

Net loss	—	—	—	—	—	(47)	(47)

Balances at June 30, 2010	1	$—	34,875	$35	$44,896	$(45,802)	$(871)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47)	$(244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6	27
Bad debt expense	—	3
Changes in operating assets and liabilities:
Accounts receivable	7	(60)
Prepaid expenses and other current assets	(10)	(31)
Current liabilities and deferred revenue	(49)	11

Net cash used in operating activities	(93)	(294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	—	(25)
Payment of note payable to related parties	—	(50)
Proceeds from notes payable to related parties	115	375

Net cash provided by financing activities	115	300

NET INCREASE IN CASH AND EQUIVALENTS	22	6
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	18	—

CASH AND EQUIVALENTS, END OF PERIOD	$40	$6

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$12

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of accrued interest through issuance of common stock	$—	$49

Payment of note principal through issuance of common stock	$—	$750

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of June 30, 2010 and the results of their operations and cash flows for the three and six months ended June 30, 2010 and 2009, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.
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
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past December 31, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
3.	EQUIPMENT, FIXTURES AND SOFTWARE
Equipment, fixtures and software consists of the following at June 30, 2010 (in thousands):

Computer hardware and software	$524
Software development costs	2,103
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35

2,721

Less accumulated depreciation and amortization	(2,608)

$113

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
The Company evaluates the fair value of certain of its financial assets and liabilities under FASB Accounting Standards Codification (“ASC”) Topic 820, based on the observability of the inputs used in the valuation techniques. The Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:
—	Level 1. Observable inputs such as quoted market prices in active markets
—	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly, and
—	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s cash and equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued payroll and other current liabilities, and deferred revenues carrying values approximates their fair value amounts due to their current maturities as of June 30, 2010. The Company’s goodwill is measured on a non-recurring basis and is in Level 3 of the fair value hierarchy. Notes payable do not approximate fair value, as they are with related parties, and do not bear market rates of interest. There were no movements of assets and liabilities between levels within the hierarchy as of June 30, 2010.

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
IN GENERAL
As of June 30, 2010, we had a working capital deficit of $1,111,000 and a stockholders’ deficit of $871,000. We generated revenues of $1,175,000 for the six months ended June 30, 2010 and $1,082,000 for the six months ended June 30, 2009. We have incurred net losses since inception and had an accumulated deficit of $45,802,000 at June 30, 2010. We expect to continue to operate at a loss in the near future.

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
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past December 31, 2010. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
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
Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. We expect most of our revenues to be recurring in nature. One client accounted for 35.9% and 39.2% of our revenue for the second quarter and six months ended June 30, 2010, respectively.
Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, acquisition of capital equipment, and general and administrative expenses. Going forward, as funds become available, we intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

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
RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2009
REVENUES
Revenues for the three months ended June 30, 2010 (the “2010 second quarter”) were $596,000 compared to $563,000 for the three months ended June 30, 2009 (the “2009 second quarter”), representing an increase of 6%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the three month comparable periods.
Revenues for the six months ended June 30, 2010 (the “2010 first half”) were $1,175,000 compared to $1,082,000 for the six months ended June 30, 2009 (the “2009 first half”), representing an increase of 9%. The addition of new clients and an increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the six month comparable periods.
COST OF REVENUES
Cost of revenues for the 2010 second quarter was $434,000, compared with $419,000 for the 2009 second quarter, representing an increase of 4%. Cost of revenues for the 2010 first half was $848,000, compared with $832,000 for the 2009 first half, representing an increase of 2%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and software amortization. Only two of these components materially changed between the 2010 second quarter and the 2009 second quarter, and between the 2010 first half and the 2009 first half. Transaction processing expenses were $250,000 for the 2010 second quarter compared to $170,000 in the 2009 second quarter, while transaction processing expenses increased to $472,000 for the 2010 first half compared to $326,000 for the 2009 first half. The increase in third party transaction processing expenses for both periods was primarily attributable to the signing of new contracts with clearinghouses as well as new agreements to outsource some processing to third parties. Customer support operation expenses were $171,000 for the 2010 second quarter compared to $226,000 for the 2009 second quarter, while customer support operation expenses were $350,000 for the 2010 first half compared to $460,000 for the 2009 first half. These changes are primarily due to a reduction of personnel. Amortization and depreciation expenses for the 2010 second quarter included $2,000 of software amortization and development project amortization expenses compared with $2,000 for the 2009 second quarter, and $0 for depreciation associated with our capital lease equipment for the 2010 second quarter compared to $11,000 for the 2009 second quarter. Amortization and depreciation expenses for the 2010 first half included $4,000 of software amortization and development project amortization expenses compared with $4,000 for the 2009 first half, and $0 for depreciation associated with our capital lease equipment for the 2010 first half compared to $22,000 for the 2009 first half.
OPERATING EXPENSES
There were no research and development expenses for the 2010 or 2009 first half. Research and development expenses are comprised of personnel costs and related expenses. In 2006, we began development of a customer care application and two customer support inquiry tools that are still incomplete. We capitalized no development costs during the 2010 or 2009 first half.
Selling, general and administrative expenses for the 2010 second quarter were $186,000 compared with $221,000 for the 2009 second quarter, a decrease of 16%. Selling, general and administrative expenses were $360,000 for the 2010 first half, compared with $472,000 for the 2009 first half, a decrease of 24%. These changes are primarily due to the reduction of sales personnel and associated benefits.
OTHER INCOME (EXPENSE)
Interest expense of $7,000 and $14,000 was incurred for the 2010 second quarter and 2010 first half, respectively, on financing fees and related party debt compared with $10,000 and $22,000 for the 2009 second quarter and 2009 first half, respectively.
NET LOSS
The net loss for the second quarter of 2010 was $31,000, or $0.00 per share, compared to $87,000, or $0.00 per share, in the second quarter of 2009. The net loss for the first half of 2010 was $47,000, or $0.00 per share, compared to $244,000, or $0.01 per share, in the first half of 2009. The decrease was primarily attributable to a decrease in sales personnel and associated benefits.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $93,000 for the 2010 first half was primarily related to net loss of $47,000 and changes in working capital and non-current deferred revenue of $52,000, less depreciation of $6,000. Net cash used in operating activities of $294,000 for the 2009 first half was primarily related to net loss of $244,000 and changes in working capital and non-current deferred revenue of $77,000, less depreciation of $27,000.
Net cash used in investing activities for the 2010 and 2009 first half was $0.
Net cash provided by financing activities in the 2010 first half was $115,000, which was related to proceeds from related party debt. Net cash provided by financing activities in the 2009 first half was $300,000, of which $375,000 was related to proceeds from related party debt offset by $50,000 of debt repayments and $25,000 of capital lease principal payments.

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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 4, 2010. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. Exhibits
The following exhibits are filed herewith:

3.1	(1)	Certificate of Incorporation.

3.1(a)	(1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b)	(3)	Certificate of Designation of Series A Preferred Stock.

3.1(c)	(3)	Certificate of Designation of Series B Preferred Stock.

3.1(d)	(3)	Certificate of Designation of Series C Preferred Stock.

3.1(e)	(3)	Certificate of Designation of Series D Preferred Stock.

3.1(f)	(2)	Certificate of Designation of Series E Preferred Stock.

3.2	(1)	Bylaws, as amended.

4.1	(1)	Form of Common Stock Certificate.

4.2	(3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3	(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4	(4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5	(4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6	(4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7	(5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8	(5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9	(5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1	(6)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.2	(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated March 18, 2010.

31.1		Certification of Don Crosbie.

31.2		Certification of Laura M. Bray.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2010 filed on March 22, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)

July 29, 2010
By:	/s/ Don Crosbie

Don Crosbie
Chief Executive Officer

July 29, 2010
By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer