Form 10-K
period 2010-12-31
CLAIMSNET COM INC
filed 2011-02-24
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value
Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average of bid and ask price of such common equity as of June 30, 2010, was $702,073.
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 34,874,696 shares outstanding as of February 24, 2011.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act of 2009 include sections on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards. More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of “individually identifiable health information.” All healthcare organizations are affected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities. HIPAA calls for severe civil and criminal penalties for noncompliance. The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations with implementation by all entities no later than October 2004. The provisions relating to standards for privacy were implemented in April 2003 for large organizations and April 2004 for small organizations. The provisions relating to security were implemented in April 2005. The provisions relating to national provider identifiers were implemented in May 2007. The ARRA, HITECH Act became effective in 2010, and the technical standards are being updated currently with full implementation compliance date of January 1, 2012. In October 2013, the standards for the new ICD 10 codes will be mandated.
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
CUSTOMERS
We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% of our revenues for 2010 and 2009.
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

EMPLOYEES
As of December 31, 2010, we had a total of twelve employees. Ten of these employees were full-time employees and two were part-time employees. Two of these employees were executive officers and ten were technical and service personnel. None of our employees were represented by a labor organization. Most of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.
SIGNIFICANT SUBSEQUENT EVENTS
On February 9, 2011, the Company terminated its agreement with Blackhawk Partners, effective March 9, 2011. The termination was in accordance with the terms of the agreement. The services to be rendered by Blackhawk in accordance with the agreement included seeking debt or equity financing for the Company potentially in connection with a merger or acquisition transaction. Upon execution, the Company tendered Blackhawk a non-refundable fee of $50,000. The Company also agreed to pay Blackhawk an advisory fee equal to 6.0% of the total equity gross amount funded to the Company outside of Blackhawk proprietary funds and 3.0% of the total debt gross amount similarly funded (“Advisory Fee”) in the event a transaction took place.Additionally, on the 1st day of every month beginning six months from the Effective Date and continuing for a period of six months, the Company was to pay Blackhawk a monthly non-refundable advisory fee of $12,000. The agreement was terminable by either party with 30 days written notice, although the Advisory Fee shall apply for 18 months after termination.

ITEM 1A. RISK FACTORS
IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.
CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.
The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2010 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy our capital requirements through June 30, 2011. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to repay debt obligations as they become due, may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.
WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.
We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2006, 2007, 2008, 2009 and 2010, we incurred net losses of $389,000, $457,000, $650,000, $364,000 and $287,000, respectively. As of December 31, 2006, 2007, 2008, 2009 and 2010, we had working capital deficits of $514,000, $1,164,000, $789,000, $1,067,000 and $1,243,000, respectively. We generated revenues of $1,464,000, $1,648,000, $2,080,000, $2,207,000 and $2,326,000 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, which have not allowed us to become a viable, stable participant in our industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.
ONE CUSTOMER GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF THIS CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% of our revenues for 2010 and 2009. The loss of this customer could have a material adverse effect on our business, prospects, financial condition, and results of operations
BECAUSE WE HAVE NOT BEEN ABLE TO ACHIEVE PROFITABLE OPERATIONS OR OBTAIN A MEANINGFUL POSITION WITHIN OUR INDUSTRY, OUR BUSINESS REMAINS LIMITED AND WE ARE THEREFORE PRONE TO ALL OF THE RISKS INHERENT IN THE ESTABLISHMENT OF A NEW BUSINESS VENTURE AND OUR SUCCESS IS HIGHLY SPECULATIVE.
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
WE HAVE A LIMITED NUMBER OF SHARES OF OUR COMMON STOCK REMAINING AVAILABLE FOR ISSUANCE.

Although our articles of incorporation authorize the issuance 40,000,000 shares of common stock, we have issued or reserved for issuance a total of 39,981,196 shares. To the extent we need to sell common stock to raise capital or desire to issue common stock for any other reason, such as a merger, acquisition, or settlement of debt, we may not have a sufficient quantity of common stock to do so. In this event, we may be forced to abandon such plans or consider utilizing preferred stock or debt securities, among other things, or seek approval of our shareholders to amend our certificate of incorporation to increase the number of shares of common stock authorized for issuance.
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
WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.
Based on total assets and annual revenues for the fiscal year ended in 2010, we are significantly smaller than the majority of our national competitors. We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.

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
As of February 24, 2010, we had outstanding 34,874,696 shares of common stock, of which approximately 22,854,856 shares were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements currently requiring us to register the resale of approximately 5,106,500 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
We currently lease 4,703 square feet of office space at a rent of approximately $6,454 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2012. We believe that, in the event alternative or larger offices are required, such space is available at competitive rates. For our servers, we currently utilize at a cost of approximately $3,530 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2011. We may obtain an extension of this arrangement, which may result in a material increase in cost.
ITEM 3. LEGAL PROCEEDINGS.
We are not currently a party to any material legal proceedings.

ITEM 4. Removed and Reserved.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock, par value $0.001 (“Common Stock”), is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CLAI.OB”. The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2009 through December 31, 2010:

	HIGH	LOW
2009
Three months ended March 31, 2009	0.14	0.14
Three months ended June 30, 2009	0.11	0.11
Three months ended September 30, 2009	0.10	0.10
Three months ended December 31, 2009	0.12	0.05

2010
Three months ended March 31, 2010	0.10	0.04
Three months ended June 30, 2010	0.12	0.04
Three months ended September 30, 2010	0.06	0.03
Three months ended December 31, 2010	0.05	0.02
All price quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 24, 2010, there were approximately 93 holders of record of the Common Stock.
DIVIDEND POLICY
We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders but as of February 24, 2010 have not, may restrict our ability to pay dividends. Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information required by Item 201(d) of Regulation S-K is set forth in Item 12 below.
ITEM 6. SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
As of December 31, 2010, we had a working capital deficit, defined by the excess of current liabilities over current assets, of $1,243,000 and stockholders’ deficit of $1,111,000. We generated revenues of $2,326,000 for the year ended December 31, 2010. We have incurred net losses since inception and had an accumulated deficit of $46,042,000 at December 31, 2010. We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability. In addition, during the year ended December 31, 2010, net cash used in operating activities was $160,000.
We have been in existence since 1996, have operated under several different business strategies. The relationships between revenue and cost of revenue, and between gross profit and operating expenses reflected in the financial information included in this report may not represent future expected financial results.

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
Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. We intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards, but may not have the resources to do so. Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. This will impact the timing of revenue recognition on our multiple element arrangements, however we do not expect the adoption to have a material impact on our consolidated financial statements or footnote disclosures.
In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards Codification TM (ASC) 350-20-35, Intangibles — Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any. Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The Company believes the impact of this guidance could result in all or a portion of its goodwill being impaired upon adoption.
RESULTS OF OPERATIONS
COMPARISON OF THE YEARS ENDED DECEMBER 31, 2010 AND 2009
REVENUES
Revenues increased 5% to $2,326,000 in 2010 from $2,207,000 in 2009. The increase in revenues was primarily due to the addition of several customers combined with increased revenues from our existing customers. Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% of our revenues for 2010 and 2009.
COST OF REVENUES
Cost of revenues was $1,694,000 in 2010 compared to $1,680,000 for the prior year, an increase of 1%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software. Data center expenses were $40,000 for the year ended December 31, 2010 compared with $41,000 for 2009. Third party transaction processing expenses were $925,000 in 2010 compared to $734,000 in 2009, an increase of 26%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense decreased by 16% to $720,000 in 2010 from $858,000 in 2009. The decrease in customer support operations expenses was primarily attributable to a decrease in support personnel. Software amortization and development project amortization expenses decreased to $9,000 in 2010 compared to $47,000 in 2009. The decrease was primarily attributable to software and equipment fully amortized in the third quarter of 2009.

RESEARCH AND DEVELOPMENT
Research and development expenses were $23,000 in 2010 and $12,000 in 2009. The increase in research and development expenses was primarily attributable to an $11,000 write off of purchased software never placed into service.
IMPAIRMENT
During 2010, $104,000 of previously capitalized software development costs was impaired. There was no software impairment in 2009.
SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses were $762,000 in 2010, compared with $842,000 in 2009, a decrease of 10%. The decrease is primarily related to reduction in personnel and personnel related expenses in the sales department.
INTEREST EXPENSE
Interest expense was $30,000 for 2010 compared with $37,000 for 2009. Included in the 2010 expense was $29,000 related to interest on notes payable to related parties compared with $28,000 for 2009. Interest expense of $4,000 in 2009 related to other notes payable. Interest of $1,000 and $5,000 respectively was paid to vendors in 2010 and 2009 for financing fees. Interest expense reductions in 2010 were primarily attributed to notes payable that were converted into shares of our Common Stock along with reduced interest rates on remaining notes payable.
LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2010, net cash used in operating activities of $160,000 was primarily attributable to a net loss of $287,000, adjusted for depreciation and amortization of $11,000, impairment of software development capitalized during prior years of $104,000, and a change in other working capital accounts of $24,000, offset by a decrease in deferred revenue of $12,000.
Net cash provided by financing activities in 2010 was $165,000 as a result of proceeds from debt financing from related parties.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through June 30, 2011. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.
OFF-BALANCE SHEET ARRANGEMENTS
None.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not applicable.

ITEM 8. FINANCIAL STATEMENTS
Below is an index of financial statements. The financial statements required by this item begin at page 21 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Claimsnet.com, Inc.
We have audited the accompanying consolidated balance sheets of Claimsnet.com, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2010. Additionally, management does not believe that available cash resources, anticipated revenues from operations or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
/s/ Whitley Penn LLP
Dallas, Texas
February 24, 2011

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and equivalents	$23	$18
Accounts receivable, net of allowance for doubtful accounts of $3 and $6	339	313
Prepaid expenses and other current assets	31	43

Total current assets	393	374

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	4	119

INTANGIBLE AND OTHER ASSETS
Goodwill	138	138

TOTAL ASSETS	$535	$631

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$375	$369
Accrued payroll and other current liabilities	102	99
Accrued interest — related parties	99	70
Deferred revenues — current portion	10	18
Notes payable to related parties	1,040	875
Convertible notes payable to related parties	10	10

Total current liabilities	1,636	1,441

LONG-TERM LIABILITIES
Deferred revenues — long-term portion	10	14

Total long-term liabilities	10	14

Total liabilities	1,646	1,455

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of December 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of December 31, 2010 and December 31, 2009	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,042)	(45,755)

Total stockholders’ deficit	(1,111)	(824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$535	$631

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31,
	2010	2009
REVENUES	$2,326	$2,207

COST OF REVENUES	1,694	1,680

GROSS PROFIT	632	527

OPERATING EXPENSES
Research and development	23	12
Impairment of software	104	—
Selling, general and administrative	762	842

Total operating expenses	889	854

LOSS FROM OPERATIONS	(257)	(327)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(29)	(28)
Interest expense — other	(1)	(9)

Total other income (expense)	(30)	(37)

NET LOSS	$(287)	$(364)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,098

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Number of Preferred		Number of Common				Total Stockholders’
	Shares Outstanding	Preferred Stock	Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Deficit
Balances at December 31, 2008	1	$—	31,147	$31	$44,001	$(45,391)	$(1,359)

Issuance of common stock in payment of accrued interest — related party	—	—	195	—	49	—	49

Issuance of common stock in payment of note principal — related party	—	—	3,533	4	846	—	850

Net loss	—	—	—	—	—	(364)	(364)

Balances at December 31, 2009	1	—	34,875	35	44,896	(45,755)	(824)

Net loss	—	—	—	—	—	(287)	(287)

Balances at December 31, 2010	1	$—	34,875	$35	$44,896	$(46,042)	$(1,111)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287)	$(364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11	52
Impairment of software development costs	104	—
Provision for doubtful accounts	—	3
Interest expense paid in stock	—	7
Changes in operating assets and liabilities:
Accounts receivable	(26)	(27)
Prepaid expenses and other current assets	12	1
Accounts payable, accrued payroll, accrued interest and other liabilities	38	23
Deferred revenues	(12)	(11)

Net cash used in operating activities	(160)	(316)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligation	—	(46)
Proceeds from notes payable — related parties	165	430
Payments of notes payable — related parties	—	(50)

Net cash provided by financing activities	165	334

NET INCREASE IN CASH AND EQUIVALENTS	5	18
CASH AND EQUIVALENTS, BEGINNING OF YEAR	18	—

CASH AND EQUIVALENTS, END OF YEAR	$23	$18

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$30

Cash paid for taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

Payment of notes payable and accrued interest through issuance of common stock	$—	$892

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
During 2009 and 2010, the Company entered into unsecured notes as detailed in NOTE E to these financial statements. In addition, the Company incurred interest on unsecured notes as detailed in NOTE E to these financial statements.
The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2010, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities. The Company’s business strategy and organization has been modified on several occasions in an effort to improve near-term financial performance.
Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy the Company’s capital requirements through June 30, 2011. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.
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
The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2010 and 2009, the Company had no cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.
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
SOFTWARE FOR SALE OR LICENSE
The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $104,000 were impaired in 2010. No software development costs were capitalized in 2010 or 2009. Software development costs of $7,000 and $8,000 were amortized in 2010 and 2009, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally. The software is amortized after it is put into use over its expected useful life of 3 years.
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
EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE
Equipment and fixtures are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred. Significant replacements and betterments are capitalized. Depreciation expense related to equipment and fixtures totaled $5,000 and $44,000 in 2010 and 2009, respectively.
GOODWILL
Goodwill, totaling $138,000 at December 31, 2010, represents the remaining cost in excess of fair value of net assets acquired in the February 2008 acquisition of Acceptius, Inc. (“Acceptius”).
In accordance with current accounting guidance, goodwill is not being amortized; however, the Company evaluates its goodwill for impairment annually in the fourth quarter or when there is reason to believe that the value has been diminished or impaired. Evaluations for possible impairment are based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned to the sum of the carrying value of the assets and liabilities of that unit including the assigned goodwill value. The fair values used in this evaluation are estimated based on the Company’s market capitalization, which is based on the outstanding stock and market price of the stock. Impairment is deemed to exist if the net book value of the unit exceeds its estimated fair value. No impairment was deemed to exist as of December 31, 2010.
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
Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2010 and 2009, the Company did not recognize any interest or penalty expense related to income taxes or any uncertain tax positions. The Company determined the amounts of unrecognized tax benefits are not reasonably likely to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.
LOSS PER SHARE
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year. Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 5,106,500 and 5,111,500 shares at December 31,

2010 and 2009, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.
        .
SEGMENT REPORTING
The Company operated during the two years presented in a single segment in accordance with current accounting guidance.
CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS
Revenues received from one customer represented a significant portion of our total revenues during the last two years. Revenues received from this customer represented 40% of our revenues for 2010 and 2009, respectively.
Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2010, the Company had one customer that made up 48% of the outstanding accounts receivable balance. At December 31, 2009, the Company had one customer that made up 49% of the outstanding accounts receivable balance.
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
ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising costs of $8,000 and $12,000 were incurred for each of the years ended December 31, 2010 and 2009, respectively.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, accounts receivable, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair values due to their short term nature. Notes payable may not approximate fair value. Notes payable are with related parties and as a result do not bear market rates of interest. Management believes based on its current financial position that it could not obtain third party financing, and as such can not estimate the fair value of the notes payable.
RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The potential impact of this standard is being evaluated. This will impact the timing of revenue recognition on our multiple element arrangements; however we do not expect the adoption to have a material impact on our consolidated financial statements or footnote disclosures.
In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards Codification TM (ASC) 350-20-35, Intangibles — Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any. Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The Company believes the impact of this guidance could result in all or a portion of its goodwill being impaired upon adoption.
NOTE C—PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, (in thousands):

	2010	2009
Computer hardware and software	$395	$395
Software development costs	1,999	2,103
Furniture and fixtures	31	31
Office equipment	28	28
Leasehold improvements	35	35
Equipment under capital lease	129	129

	2,617	2,721
Less accumulated depreciation and amortization	(2,613)	(2,602)

	$4	$119

The assets held under capital leases have been included in property and equipment and total $129,000 in 2010 and 2009, with accumulated depreciation of $129,000 and $126,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense related to capital leases is included in depreciation expense.
NOTE D—INCOME TAXES
There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2010 and 2009.
The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009
Benefit computed at federal statutory rate	$(98)	$(124)
Permanent differences	16	15
Increase in valuation reserve	100	118
Change in prior year estimate	(18)	(9)

	$—	$—

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$15,238	$15,170
Fixed assets	26	9
Allowance for doubtful accounts	1	2
Deferred revenue	7	11
Other	54	35

Total deferred tax assets	15,326	15,227
Other deferred tax liabilities	(9)	(6)
Valuation allowance for deferred tax assets	(15,317)	(15,221)

Deferred income tax assets, net of deferred tax liabilities	$—	$—

At December 31, 2010, the Company has approximately $44,334,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below. The Company has approximately $164,000 of state tax credits for unused net operating losses as of December 31, 2010.
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
NOTE E—RELATED PARTY TRANSACTIONS
On December 8, 2010, the Company entered into Amendment Number 1 (the “Michel Convertible Amendment”) to that certain Unsecured Convertible Promissory Note (the “Michel Convertible Note”), as the same may have been amended, entered into January 23, 2007 by and between Claimsnet and Thomas Michel (“Michel”), a related party. Pursuant to the Convertible Amendment, payments equal to the principal and accrued and unpaid interest on the Michel Convertible Note are now due on demand, with interest accruing at 1.75% per annum, effective as of December 1, 2010. All other terms of the Michel Convertible Note, as amended, remain in effect.
On December 8, 2010, the Company entered into various amendments (the “Michel Amendments”) to certain Unsecured Promissory Notes (each a “Michel Note”, and collectively, the “Michel Notes”), as the same may have been amended, entered into from time to time by and between Claimsnet and Michel. Pursuant to the Michel Amendments, effective December 1, 2010, the interest rate on each Michel Note is 1.75% per annum. All other terms of the Michel Notes, as amended, remain in effect.
On December 8, 2010, the Company entered into various amendments (the “NFC Amendments”) to certain Unsecured Promissory Notes (each and “NFC Note”, and collectively, the “NFC Notes”), as the same may have been amended, entered into from time to time by and between Claimsnet and National Financial Corporation, a related party (“NFC”). Pursuant to the NFC Amendments, effective December 1, 2010, the interest rate on each NFC Note is 1.75% per annum. All other terms of the NFC Notes, as amended, remain in effect.
On December 8, 2010, the Company entered into Amendment Number 1 (the “Novinvest Amendment”) to that certain Unsecured Promissory Note (the “Novinvest Note”) by and between Claimsnet and Novinvest Associated S.A. (“Novinvest”) dated September 9, 2010. Pursuant to the Novinvest Amendment, effective December 1, 2010, the Novinvest Note accrues interest at 1.75% per annum. All other terms of the original agreement remain in effect. Novinvest is a division of Elmira United Corporation.
On December 8, 2010, the Company entered into various amendments (the “Schellenberg Amendments”) to certain Unsecured Promissory Notes (each a “Schellenberg Note,” and collectively, the “Schellenberg Notes”), as they may have been amended, entered into from time to time, by and between Claimsnet and J. R. Schellenberg, a related party (“Schellenberg”) . Pursuant to the Schellenberg Amendments, effective December 1, 2010, the interest rate on each Schellenberg Note is 1.75% per annum. All other terms of the Schellenberg Notes, as amended, remain in effect.

In September 2010, the Company issued an unsecured promissory note upon receipt of $50,000 from Novinvest. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due September 9, 2011.
In October 2009, the Company issued an unsecured promissory note upon receipt of $30,000 from Michel. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
In July 2009, the Company issued an unsecured promissory note upon receipt of $25,000 from NFC. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
In May 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In April 2009, the Company issued an unsecured promissory note upon receipt of $75,000 from NFC. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In February 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note bore interest at the rate of 3% per annum, until reduced as described above. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
In January 2009, the Company issued an unsecured promissory note upon receipt of $100,000 from NFC. The note originally bore interest at the rate of 5% per annum, until further reduced as described above. The note was amended on January 31, 2009 to decrease the interest rate to 3% per annum, effective January 6, 2009. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
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
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on November 16, 2006 in the amount of $100,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on December 13, 2007 in the amount of $100,000, originally bearing interest at the rate of 7% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued amendments to three unsecured promissory notes with NFC. The Company issued the first note on August 20, 2008 in the amount of $50,000. The Company issued the second note on October 28, 2008 in the amount of $50,000. The Company issued the third note on November 26, 2008 in the amount of $50,000. The notes originally bore interest at the rate of 5% per annum. The notes were amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured promissory note with NFC. The Company issued the note on January 6, 2009 in the amount of $100,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured promissory note with Mr. J.R. Schellenberg, a related party (“Schellenberg”). The Company issued the note on June 6, 2002 in the amount of $35,000, originally bearing interest at the rate of 9.5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured promissory note with Schellenberg. The Company issued the note on August 1, 2002 in the amount of $10,000, originally bearing interest at the rate of 8% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Michel. The Company issued the note on January 23, 2007 in the amount of $10,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
In January 2009, the Company issued an amendment to an unsecured convertible promissory note with Elmira. The Company issued the note on November 29, 2006 in the amount of $300,000, originally bearing interest at the rate of 5% per annum. The note was amended to decrease the interest rate to 3% per annum, effective January 1, 2009, until further reduced as described above.
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
The Company’s Directors’ Plan provides for the issuance to non-employee directors of options to acquire 361,538 shares of common stock. The options are to be issued at fair market value, as defined, and vest on the first anniversary from the date of the option grant. Options generally expire 10 years from the date of grant and automatically expire one year from the date upon which the participant ceases to be a Director. The Company did not grant any options for the years ended December 31, 2010 and 2009.
        .
There was no share-based compensation expense related to share-based awards for the years ended December 31, 2010 and 2009.
The following table summarizes the stock option activity under the two Plans related to the Company:

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-December 31, 2008	800,776	$0.30-8.00	$1.25
Granted	—	—	—
Expired and/or Cancelled	95,100	7.00-8.00	7.46

Outstanding options-December 31, 2009	705,676	$0.30-2.38	$0.41
Granted	—	—	—
Expired and/or Cancelled	5,000	2.38	2.38

Outstanding options-December 31, 2010	700,676	$0.30-1.25	$0.40

Options exercisable-December 31, 2010	700,676	$0.30-1.25	$0.40

Outstanding options as of December 31, 2010, had a weighted average remaining contractual life of approximately 2.3 years. Vested options had a weighted average remaining contractual life of 2.3 years as of December 31, 2010. At December 31, 2010, options available for grant under the Company’s 1997 Plan were 622,016. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2010.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2008	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2009	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2010	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2010	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2010, had a weighted average remaining contractual life of approximately 2.6 years. Vested employee warrants had a weighted average remaining contractual life of 2.6 years at December 31, 2010. There was no intrinsic value for unvested and vested employee warrants at December 31, 2010.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2010, with an exercise price of $0.15 that expire June 3, 2013.
NOTE H—NOTES PAYABLE TO RELATED PARTIES
The following is a summary of notes payable to related parties at December 31:

	2010	2009
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	$30,000	$30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	20,000	20,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	30,000	30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	35,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09; amended from 7% 3/20/08).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	75,000	75,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	80,000	—
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	50,000	—

The following is a summary of notes payable to related parties at December 31:

	2010	2009
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 9.5% 1/1/09).	35,000	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	10,000	10,000

Current notes payable — related parties	$1,040,000	$875,000

The following is a summary of convertible notes payable at December 31:
	2010	2009

Convertible note to a Director. Principal due on demand (amended from November 30, 2010 on 12/1/10), unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).(1)	10,000	10,000

Convertible notes payable — related parties	$10,000	$10,000

(1)	Payments equal to the principal and accrued and unpaid interest on the note are due on demand. At the option of the holder, at any time or from time to time prior to the maturity date, all or any portion of the outstanding principal may be converted into a number of shares of the Company’s common stock at a conversion price of 36,500 per $10,000 of principal. Interest is payable on maturity.
NOTE I—COMMITMENTS AND CONTINGENCIES
LEASES
The Company leases office space under a lease agreement that expires on May 31, 2012. Rent expense totaled $80,000 and $82,000 for each of the years ended December 31, 2010 and 2009, respectively. The Company leases servers and web server management facilities under an agreement that expires in 2011. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2011. The Company’s aggregate lease and software license commitments are shown below.
Approximate future minimum operating lease obligations at December 31, 2010, are as follows:

OPERATING
LEASES
2011	$133,000
2012	32,000
2013	—
2014	—
2015 and thereafter	—

Total minimum lease obligations	$165,000

Interest expense incurred under capital lease obligations was $0 and $3,000 for the years ended December 31, 2010, and 2009, respectively.
On September 9, 2010, the Company signed a Client Engagement Letter (the “Letter”) with Blackhawk Partners, Inc. (“Blackhawk”). The services to be rendered by Blackhawk in accordance with the Letter included seeking debt or equity financing for the Company potentially in connection with a merger or acquisition transaction. Upon execution, the Company tendered Blackhawk a non-refundable fee of $50,000. The Company also agreed to pay Blackhawk an advisory fee equal to 6.0% of the total equity gross amount funded to the Company outside of Blackhawk proprietary funds and 3.0% of the total debt gross amount similarly funded (“Advisory Fee”) in the event a transaction took place. Additionally, on the 1st day of every month beginning six months from the Effective Date and continuing for a period of six months, the Company was to pay Blackhawk a monthly non-refundable advisory fee of $12,000. The Letter was terminable by either party with 30 days written notice, although the Advisory Fee shall apply for 18 months after termination. See Note K for details regarding the termination of this agreement.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Currently there are no such asserted claims.
NOTE J—RETIREMENT PLAN
The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company’s employees, which are covered by the third party’s 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2010, the Company made $4,000 in matching contributions and paid $4,000 in fees. During 2009, the Company made $5,000 in matching contributions and paid $4,000 in fees.
NOTE K— —SUBSEQUENT EVENTS
On February 9, 2011, the Company terminated its agreement with Blackhawk Partners, effective March 9, 2011. The termination was in accordance with the terms of the agreement. For a description of the terms of the agreement, see Note I to these finanscial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.
MANAGEMENT
Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	67	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	53	Chief Financial Officer
Gary J. Austin	66	Vice President of Operations
Alfred Dubach	63	Vice Chairman of the Board of Directors and Class I Director
John C. Willems, III	55	Class II Director
Thomas Michel	59	Class II Director
K. Scott Spurlock	43	Vice President of Development
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
GARY J. AUSTIN joined us in March 2004 as our Chief Operating Officer. In April 2009, Mr. Austin resigned his position as an officer of the company and continued to be employed as Vice President of Operations. From September 2002 to December 2003, Mr. Austin served as the President and Chief Operating Officer of Gold Lake Technologies Corporation, a document management services firm. From March 1999 to September 2002, Mr. Austin served as the Senior Vice President and Chief Operating Officer of GTESS Corporation, a health claim processing service provider. Mr. Austin previously held a variety of executive and management positions with Peerless Group, Electronic Data Systems, Shared Medical Systems, and Crittenden Memorial Hospital.
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
JOHN C. WILLEMS, III has served as a director of our Company since 1998. Mr. Willems has handled some of our Company’s legal needs since April 1996. Mr. Willems has been a solo practitioner in Dallas, Texas since November of 1998 representing a variety of business clients. From September 1993 through October of 1998, Mr. Willems was an attorney with the law firm of McKinley, Ringer & Zeiger, PC, (formerly McKinley, Hinton & Ringer, PC) in Dallas, Texas, practicing in the area of business law. From January 1982 to August 1993, Mr. Willems was employed by the law firm of SettlePou, PC (formerly Settle, Pou & Melton), also located in Dallas, Texas. The breadth of Mr. Willems’s experience led the board to believe this individual is qualified to serve on the board of directors.
THOMAS MICHEL was elected as a director of our Company in February 2002. Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities. From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland, such as VP Financial Planning and Head of SBC Portfolio Management, Inc., a subsidiary of the Bank. Mr. Michel currently serves on the Board of Directors for Best 243 AG, an automobile servicing company, R.E.G. AG, a developer of specialized high tech gears, and Spirit of Covey AG, a manufacturer of natural skincare products. The breadth of Mr. Michel’s experience led the board to believe this individual is qualified to serve on the board of directors.
K. SCOTT SPURLOCK has served as our Vice President of Development since joining us in June of 1997 through our acquisition of Medica Systems, Inc., a software development company serving the healthcare industry. From September 1994 through June 1997, Mr. Spurlock served as the Vice President and acted as architect and lead developer of a majority of the software developed by Medica. Mr. Spurlock has extensive software development experience in the healthcare arena, including over 20 years developing software for medical electronic data interchange (EDI). From August 1993 to September 1994, Mr. Spurlock was a Senior Developer for Vision Software, a vendor of healthcare practice management system software. Previously, Mr. Spurlock was an independent consultant developing customized accounting, appointment and patient record programs for various hospitals and medical groups.
Mr. Crosbie and Ms. Bray are our executive officers.
STRUCTURE OF THE BOARD OF DIRECTORS
Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I directors currently are Messrs. Crosbie and Dubach, whose terms expire at the next annual meeting of stockholders, which we expect to hold in 2011. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2010, or written representations that Form 5 was not required for fiscal 2010, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner. We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.
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
ITEM 11. EXECUTIVE COMPENSATION.
The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2010 and 2009 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2010.
SUMMARY COMPENSATION TABLE

			ALL OTHER
NAME AND		SALARY	COMPENSATION	TOTAL
PRINCIPAL POSITION	YEAR	$	$ (1)	$
Don Crosbie	2009	$135,900	$1,360	$137,260
CEO	2010	$141,170	$1,412	$142,582

Gary Austin	2009	113,500	—	113,500
VP — Operations	2010	130,535	—	130,535

K. Scott Spurlock	2009	128,900	—	128,900
VP — Development	2010	132,215	—	132,215

(1)	Company match on employee contributions to the Company’s 401(k) plan.

The following table provides information on the value of each of the named executive officers’ options at December 31, 2010:
2010 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
				Equity
	Number of		Number of	Incentive
	Securities		Securities	Plan Awards:
	Underlying		Underlying	Number of
	Unexercised		Unexercised	Securities
	Options		Options	Underlying
	(#)		(#)	Unexercised	Option
				Unearned	Exercise	Option
				Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date
Don Crosbie	1,500,000	(1)	—	—	0.15	6/3/13
Don Crosbie	200,000	(1)	—	—	0.29	9/21/14

Gary Austin	400,000	(1)	—	—	0.35	3/24/14
Gary Austin	100,000	(1)	—	—	0.29	9/21/14

K. Scott Spurlock	20,000	(1)	—	—	1.25	1/4/11
K. Scott Spurlock	30,000	(1)	—	—	0.60	1/2/12
K. Scott Spurlock	400,000	(1)	—	—	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2010.
All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.
DIRECTOR COMPENSATION
During the year ended December 31, 2010, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.
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
Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors’ Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors’ Plan. As of December 31, 2010 there were outstanding options, all granted prior to January 1, 2010, to purchase an aggregate of 15,000 shares at exercise prices ranging from $.30 to $.50 per share and no shares remained available for option grants.

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
Any unexercised options that expire or that terminate upon an employee’s ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2010, there were outstanding options to purchase an aggregate of 685,676 shares at exercise prices ranging from $.35 to $1.25 per share and 622,016 shares remain available for option grants.
The following table summarizes and combines the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2010 (none of the options granted have been exercised):

			WEIGHTED
			AVERAGE
	NUMBER	PER SHARE	EXERCISE
	OF SHARES	EXERCISE PRICE	PRICE
Outstanding options-December 31, 2008	800,776	$0.30-8.00	$1.25
Granted	—	—	—
Expired and/or Cancelled	95,100	7.00-8.00	7.46

Outstanding options-December 31, 2009	705,676	$0.30-2.38	$.41
Granted	—	—	—
Expired and/or Cancelled	95,100	7.00-8.00	7.46

Outstanding options-December 31, 2010	700,676	$0.30-1.25	$0.40

Options exercisable-December 31, 2010	700,676	$0.30-1.25	$0.40

Outstanding options as of December 31, 2010, had a weighted average remaining contractual life of approximately 2.3 years. Vested options had a weighted average remaining contractual life of 2.3 years as of December 31, 2010. At December 31, 2010, 622,016 shares remain available for option grant under the Company’s 1997 Plan. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2010.
WARRANTS
We have from time to time issued warrants to our employees and directors.
The following table summarizes the warrant activity related to employee grants:

			WEIGHTED
	NUMBER	PER SHARE	AVERAGE
	OF SHARES	EXERCISE PRICE	EXERCISE PRICE
Outstanding warrants- December 31, 2008	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2009	2,399,324	$0.15-0.35	$0.18
Granted	—	—	—
Expired and/or Cancelled	—	—	—

Outstanding warrants-December 31, 2010	2,399,324	$0.15-0.35	$0.18

Warrants exercisable-December 31, 2010	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2010, had a weighted average remaining contractual life of approximately 2.6 years. Vested employee warrants had a weighted average remaining contractual life of 2.6 years at December 31, 2010. There was no intrinsic value for unvested and vested employee warrants at December 31, 2010.
In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2010, with an exercise price of $0.15 that expire June 3, 2013.
No employee options or warrants were exercised during 2010. No options or warrants were granted during 2010 to the individuals set forth in the Summary Compensation Table above.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of February 24 2011,
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

		SHARES BENEFICIALLY OWNED
		Amount and
		Nature of		Percent of
Name and Address of		Beneficial	Percent of	Voting
Beneficial Owner	Class of Security	Ownership	Class	Power
Don Crosbie (1)	Common Stock	1,700,000	4.9	4.3

Gary Austin (2)	Common Stock	500,000	1.4	1.3

Scott Spurlock (3)	Common Stock	450,000	1.3	1.1

Laura Bray (4)	Common Stock	150,000	*	*

John C. Willems, III (5)	Common Stock	14,277	*	*

Thomas Michel (6)	Common Stock	1,790,900	5.1	4.5
	Series D Preferred Stock	720	100.0
	Series E Preferred Stock	50	100.0

Alfred Dubach (7)	Common Stock	1,220,000	3.5	3.1

Bo W. Lycke (8)	Common Stock	2,581,326	7.4	6.5
4730 Melissa Ln. Dallas, Texas 75229

Robert H. Brown, Jr. (9)	Common Stock	1,362,354	3.9	3.4
2626 Cole Ave, #400 Dallas, Texas 75204

McKesson Corporation	Common Stock	1,514,285	4.3	3.8
One Post Street San Francisco, CA 94104

J. R. Schellenberg (10)	Common Stock	1,793,603	5.1	4.5
Kohlrainstrasse 1 Kusnacht Switzerland CH-8700

Elmira United Corporation	Common Stock	17,999,466	51.61	45.1
Swiss Tower — 16th Floor Panama Republic of Panama

Acceptius Inc	Common Stock	1,700,000	4.9	4.3
15400 Knoll Trail, Ste 330 Dallas, TX 75248

All our directors and	Common Stock	4,875,177	14.0	12.2
executive officers as a group (5 persons) (11)	Series D Preferred Stock	720	100.0
	Series E Preferred Stock	50	100.0

*	Less than one percent.

(1)	Includes 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.

(2)	Includes 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.

(3)	Includes 450,000 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.

(4)	Includes 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.

(5)	Includes 5,000 shares which Mr. Willems has the right to acquire upon exercise of options or warrants.

(6)	Includes 770,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 605,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.

(7)	Includes 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.

(8)	Includes 1,051,603 shares of common stock owned of record by National Financial Corporation, of which Mr. Lycke is a 71.1% owner and 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants.

(9)	Includes 1,051,603 shares owned of record by National Financial Corporation, of which Mr. Brown is a 17.7% owner.

(10)	Includes 1,051,603 shares owned of record by National Financial Corporation by virtue of Mr. Schellenberg serving as President and Director of MNS Enterprises, Inc, which in turn manages the activities of National Financial Corporation pursuant to a management agreement.

(11)	Includes an aggregate of 3,065,000 shares which they have a right to acquire upon exercise of options or warrants.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table sets forth, as of December 31, 2009, information regarding compensation plans under which equity securities are authorized for issuance.

NUMBER OF
	SECURITIES TO BE	WEIGHTED-
	ISSUED UPON	AVERAGE	NUMBER OF SECURITIES
	EXERCISE	EXERCISE PRICE	REMAINING AVAILABLE
	OF OUTSTANDING	OF OUTSTANDING	FOR FUTURE ISSUANCE
	OPTIONS AND	OPTIONS AND	UNDER EQUITY
	WARRANTS	WARRANTS	COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	700,676	$0.40	622,016

Equity Compensation Plans Not Approved By Stockholders	3,599,324	0.17	—

Total	4,300,000	$0.21	622,016

*	Excludes securities reflected in column (a).
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
On December 8, 2010, the Company entered into Amendment Number 1 (the “Michel Convertible Amendment”) to that certain Unsecured Convertible Promissory Note (the “Michel Convertible Note”), as the same may have been amended, entered into January 23, 2007 by and between Claimsnet and Thomas Michel (“Michel”), a related party. Pursuant to the Convertible Amendment, payments equal to the principal and accrued and unpaid interest on the Michel Convertible Note are now due on demand, with interest accruing at 1.75% per annum, effective as of December 1, 2010. All other terms of the Michel Convertible Note, as amended, remain in effect.
On December 8, 2010, the Company entered into various amendments (the “Michel Amendments”) to certain Unsecured Promissory Notes (each a “Michel Note”, and collectively, the “Michel Notes”), as the same may have been amended, entered into from time to time by and between Claimsnet and Michel. Pursuant to the Michel Amendments, effective December 1, 2010, the interest rate on each Michel Note is 1.75% per annum. All other terms of the Michel Notes, as amended, remain in effect.
On December 8, 2010, the Company entered into various amendments (the “NFC Amendments”) to certain Unsecured Promissory Notes (each and “NFC Note”, and collectively, the “NFC Notes”), as the same may have been amended, entered into from time to time by and between Claimsnet and National Financial Corporation, a related party (“NFC”). Pursuant to the NFC Amendments, effective December 1, 2010, the interest rate on each NFC Note is 1.75% per annum. All other terms of the NFC Notes, as amended, remain in effect.
On December 8, 2010, the Company entered into Amendment Number 1 (the “Novinvest Amendment”) to that certain Unsecured Promissory Note (the “Novinvest Note”) by and between Claimsnet and Novinvest Associated S.A. (“Novinvest”) dated September 9, 2010. Pursuant to the Novinvest Amendment, effective December 1, 2010, the Novinvest Note accrues interest at 1.75% per annum. All other terms of the original agreement remain in effect. Novinvest is a division of Elmira United Corporation.
On December 8, 2010, the Company entered into various amendments (the “Schellenberg Amendments”) to certain Unsecured Promissory Notes (each a “Schellenberg Note,” and collectively, the “Schellenberg Notes”), as they may have been amended, entered into from time to time, by and between Claimsnet and J. R. Schellenberg, a related party (“Schellenberg”) . Pursuant to the Schellenberg Amendments, effective December 1, 2010, the interest rate on each Schellenberg Note is 1.75% per annum. All other terms of the Schellenberg Notes, as amended, remain in effect.
In September 2010, the Company issued an unsecured promissory note upon receipt of $50,000 from Novinvest. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due September 9, 2011.
In October 2009, the Company issued an unsecured promissory note upon receipt of $30,000 from Michel. The note bears interest at the rate of 3% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2010 and 2009.
Fiscal year ended December 31, 2010

FEE CATEGORY	WHITLEY PENN LLP
Audit Fees (1)	$42,000
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$42,000

Fiscal year ended December 31, 2009

FEE CATEGORY	WHITLEY PENN LLP
Audit Fees (1)	$51,000
Audit-Related Fees (2)	—
Tax Fees (2)	—
All Other Fees (2)	—

Total	$51,000

(1)	Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2010 and December 31, 2009.

(2)	No such services were provided in 2010 or 2009.
POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS
At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

ITEM 15. EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.6 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.7 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.8 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.9 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.6 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.7(6)	Form of Registration Rights Agreement

10.8(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 16, 2006.

*10.9(8)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.10(9)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.11(10)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.12(11)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.13(12)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.14(13)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.15(14)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.16(15)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.17(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.18(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.19(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.20(18)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.21(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.22(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.23(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.24(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.25(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.26(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.27(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.28(16)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.29(17)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.30(19)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.31(20)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.32(21)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.33(22)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.34(23)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.35(24)	Unsecured Promissory Note between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.36(25)	Amendment No. 1, dated December 8, 2010, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.37(25)	Amendment No. 2, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.38(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.39(25)	Amendment No. 1, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.40(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.41(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.42(25)	Amendment No. 3, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.43(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.44(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.45(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.46(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.47(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.48(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.49(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.50(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.51(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.52(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.53(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.54(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

14	Code of Ethics

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2008.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 27, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2009 filed on October 15, 2009.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2010 filed on March 22, 2010.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 9, 2010 filed on September 14, 2010.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2010 filed on December 13, 2010.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)
By:	/s/ Don Crosbie
Don Crosbie
President and Chief Executive Officer
Date: February 24, 2011
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2011.

/s/ Don Crosbie
Don Crosbie
Chief Executive Officer, Class I Director and Chairman of the Board

/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ Alfred Dubach
Alfred Dubach
Class I Director and Vice Chairman of the Board

/s/ John C. Willems, III
John C. Willems, III
Class II Director

/s/ Thomas Michel
Thomas Michel
Class II Director