Form 10-Q
period 2011-03-31
CLAIMSNET COM INC
filed 2011-04-29
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of April 29, 2011.

CLAIMSNET.COM INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$25	$23
Accounts receivable, net of allowance for doubtful accounts of $5 and $6	336	339
Prepaid expenses and other current assets	20	31

Total current assets	381	393

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	1	4

INTANGIBLE AND OTHER ASSETS
Goodwill	—	138

TOTAL ASSETS	$382	$535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$409	$375
Accrued payroll and other current liabilities	61	102
Accrued interest — related parties	103	99
Deferred revenues — current portion	11	10
Notes payable to related parties	1,070	1,040
Convertible notes payable to related parties	10	10

Total current liabilities	1,664	1,636

LONG-TERM LIABILITIES

Deferred revenues — long-term portion	9	10

Total long-term liabilities	9	10

Total liabilities	1,673	1,646

STOCKHOLDERS’ DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of March 31, 2011 and December 31, 2010	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,222)	(46,042)

Total stockholders’ deficit	(1,291)	(1,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$382	$535

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES	$573	$578

COST OF REVENUES	434	414

GROSS PROFIT	139	164

OPERATING EXPENSES
Selling, general and administrative	176	173
Impairment of Goodwill	138	—

Total operating expenses	314	173

LOSS FROM OPERATIONS	(175)	(9)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(5)	(7)

NET LOSS	$(180)	$(16)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2009	1	$—	34,875	$35	$44,896	$(45,755)	$(824)
Net loss	—	—	—	—	—	(287)	(287)

Balances at December 31, 2010	1	—	34,875	35	44,896	(46,042)	(1,111)

Net loss	—	—	—	—	—	(180)	(180)

Balances at March 31, 2011	1	$—	34,875	$35	$44,896	$(46,222)	$(1,291)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(180)	$(16)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Impairment of goodwill	138	—
Bad debt expense	1	—
Changes in operating assets and liabilities:
Accounts receivable	2	1
Prepaid expenses and other current assets	24	4
Current liabilities and deferred revenue	(16)	(28)

Net cash used in operating activities	(28)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	30	115

Net cash provided by financing activities	30	115

NET INCREASE IN CASH AND EQUIVALENTS	2	79
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	23	18

CASH AND EQUIVALENTS, END OF PERIOD	$25	$97

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the “Company”) as of March 31, 2011 and the results of their operations and cash flows for the three months ended March 31, 2011 and 2010, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 24, 2011.

2.	NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2011. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether. In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards Codification TM (ASC) 350-20-35, Intangibles — Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any. Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The Company’s adoption of this new pronouncement has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius in fiscal year 2008.

4.	EQUIPMENT, FIXTURES AND SOFTWARE
Equipment, fixtures and software consists of the following at March 31, 2011 (in thousands):

Computer hardware and software	$524
Software development costs	1,999
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35

2,617
Less accumulated depreciation and amortization	(2,616)

$1

5.	LOANS FROM RELATED PARTIES

On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Mr. Thomas Michel, a director (“Michel”). The note bears interest at the rate of 1.75% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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
We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and the following:
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
IN GENERAL
As of March 31, 2011, we had a working capital deficit of $1,283,000 and a stockholders’ deficit of $1,291,000. We generated revenues of $573,000 for the three months ended March 31, 2011 and $578,000 for the three months ended March 31, 2010. We have incurred net losses since inception and had an accumulated deficit of $46,222,000 at March 31, 2011. We expect to continue to operate at a loss approaching breakeven in the near future.

The majority of the cost of revenues and operating expenses reflected in our consolidated financial statements are associated with the cost of personnel and other expenditures which are fixed or semi-fixed in nature, and not directly related to the number of clients we serve or transactions we process to generate revenues. In the event we are successful in implementing our growth strategy, we believe our current infrastructure is sufficient to allow our operations to expand without significant expense.
We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2011. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due. If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.
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
Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services. We expect most of our revenues to be recurring in nature. One client accounted for 41.6% of our revenue for the quarter ended March 31, 2011.
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

CRITICAL ACCOUNTING POLICIES
REVENUE RECOGNITION
We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. For these agreements we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred. As a result of the new revenue recognition guidance, relating to arrangements with multiple deliverables, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. The new guidance had no impact on our revenue recognition policy for any new contract agreements entered into during the first quarter.
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
RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
REVENUES
Revenues for the three months ended March 31, 2011 (the “2011 first quarter”) were $573,000 compared to $578,000 for the three months ended March 31, 2010 (the “2010 first quarter”), representing a decrease of 1%. Although sales were down 1% in the quarter, this was attributed to a decline with one customer that had a short-term high volume requirement in the 1st quarter of last year. If we take out that customer for comparative purposes, our volumes were up 7.3% and revenue was up 9% over the same quarter last year.
COST OF REVENUES
Cost of revenues for the 2011 first quarter was $434,000, compared with $414,000 for the 2010 first quarter. The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $11,000 for the 2011 first quarter compared with $10,000 for the 2010 first quarter. Transaction processing expenses were $239,000 for the 2011 first quarter compared with $223,000 for the 2010 first quarter. The increase in third party transaction processing expense was primarily attributable to increased claim volumes from current customers as well as new agreements to outsource some processing to third parties. Customer support operation expenses were $182,000 for the 2011 first quarter compared with $179,000 for the 2010 first quarter. Amortization and depreciation expenses for the 2011 first quarter included $2,000 of software amortization and development project amortization expenses compared with $2,000 for the 2010 first quarter.

OPERATING EXPENSES
There were no research and development expenses for the 2011 first quarter or the 2010 first quarter. Research and development expenses are ordinarily comprised of personnel costs and related expenses. There were no capitalized development costs during the 2011 or 2010 first quarter.
Selling, general and administrative expenses for the 2011 first quarter were $314,000 compared with $173,000 for the 2010 first quarter. The increase in general and administrative expenses was primarily attributable to a $138,000 write off of goodwill required by recent accounting pronouncements.
OTHER INCOME (EXPENSE)
Interest expense of $5,000 was incurred for the 2011 first quarter on financing fees and related party debt compared with $7,000 for the 2010 first quarter.
NET LOSS
The net loss for the first quarter of 2011 was $180,000, or $0.01 per share, compared to $16,000, or $0.00 per share, in the first quarter of 2010. The increase was primarily attributable to the impairment of goodwill.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $28,000 for the 2011 first quarter was primarily related to net loss of $180,000 offset by changes in working capital of $10,000, bad debt of $1,000, impairment of goodwill of $138,000 and depreciation and amortization of $3,000. Net cash used in operating activities of $36,000 for the 2010 first quarter was primarily related to net loss of $16,000 and changes in working capital of $23,000 offset by depreciation and amortization of $3,000.
Net cash provided by financing activities in the 2011 first quarter was $30,000 related to proceeds from related party debt.
Net cash provided by financing activities in the 2010 first quarter was $115,000 related to proceeds from related party debt.
On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Mr. Thomas Michel, a director (“Michel”). The note bears interest at the rate of 1.75% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.
On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
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
Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 24, 2011. The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.
The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2010 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.
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
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	Exhibits
The following exhibits are filed herewith:

3.1	(1)	Certificate of Incorporation.

3.1	(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1	(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1	(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1	(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1	(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1	(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2	(1)	Bylaws, as amended.

4.1	(1)	Form of Common Stock Certificate.

4.2	(3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3	(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4	(4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5	(4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6	(4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7	(5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8	(5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9	(5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1	(6)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated March 2, 2011.

10.2	(6)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 2, 2011.

31.1		Certification of Don Crosbie.

31.2		Certification of Laura M. Bray.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2011 filed on March 8, 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC. (Registrant)

April	29, 2011

By:	/s/ Don Crosbie

Don Crosbie
Chief Executive Officer

April 29, 2011

By:	/s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer