Form 10-Q/A
period 2011-03-31
CLAIMSNET COM INC
filed 2011-05-09
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of May 9, 2011.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Explanatory Note
Claimsnet.Com Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q which was originally filed with the Securities and Exchange Commission (“SEC”) on April 29, 2011, to correct the accounting treatment for the adoption of FASB issued ASU No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, on January 1, 2011. Additional information on the effect of the correction in our financial statements as a result of this restatement is contained in Note 7 — Restatement of Financial Statements appearing elsewhere in the report.

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

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES	$573	$578

COST OF REVENUES	434	414

GROSS PROFIT	139	164

OPERATING EXPENSES
Selling, general and administrative	176	173

LOSS FROM OPERATIONS-RESTATED	(37)	(9)

OTHER INCOME (EXPENSE)
Interest expense — related parties	(5)	(7)

NET LOSS-RESTATED	$(42)	$(16)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)-RESTATED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)-RESTATED	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2010 and the Three Months Ended March 31, 2011 (unaudited)
(In thousands)

	Number of		Number of
	Preferred		Common				Total
	Shares	Preferred	Shares	Common	Additional	Accumulated	Stockholders’
	Outstanding	Stock	Outstanding	Stock	Capital	Deficit	Deficit
Balances at December 31, 2009	1	$—	34,875	$35	$44,896	$(45,755)	$(824)
Net loss	—	—	—	—	—	(287)	(287)

Balances at December 31, 2010	1	—	34,875	35	44,896	(46,042)	(1,111)

Cumulative effect of adoption of an accounting standard						(138)	(138)
Net loss	—	—	—	—	—	(42)	(42)

Balances at March 31, 2011	1	$—	34,875	$35	$44,896	$(46,222)	$(1,291)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss — restated	$(42)	$(16)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Bad debt expense	1	—
Changes in operating assets and liabilities:
Accounts receivable	2	1
Prepaid expenses and other current assets	24	4
Current liabilities and deferred revenue	(16)	(28)

Net cash used in operating activities	(28)	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	30	115

Net cash provided by financing activities	30	115

NET INCREASE IN CASH AND EQUIVALENTS	2	79
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	23	18

CASH AND EQUIVALENTS, END OF PERIOD	$25	$97

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—

Cash paid for taxes	$—	$—

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1.	BASIS OF PRESENTATION
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
In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards Codification TM (ASC) 350-20-35, Intangibles — Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any. Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The Company’s adoption of this new pronouncement has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius in fiscal year 2008. The cumulative effect of this new guidance had been recognized as an adjustment to accumulated deficit as of the adoption date.

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
7.	RESTATEMENT OF FINANCIAL STATEMENTS
As described in Note 3, on January 1, 2011, the Company adopted FASB ASU 2010-28. The recognition of this new guidance should have resulted in a cumulative effect adjustment to the accumulated deficit on the adoption date reported in the Statement of Changes in Stockholders’ Deficit, instead of the recognition of an impairment loss in the Statement of Operations in the amount of $138,000. Therefore, loss from operations, net loss, and the loss per share calculations have been restated to remove the impairment loss previously recognized in the original first quarter filing on Form 10-Q.
8.	SUBSEQUENT EVENTS
On May 3, 2011, the Company issued an unsecured promissory note upon receipt of $40,000 from a related party. The note bears interest at the rate of 1.75% per annum. Payments equal to the principal and accrued and unpaid interest on the note are due on demand, with thirty days notice.

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

CRITICAL ACCOUNTING POLICIES
REVENUE RECOGNITION
We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions. We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements. The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems. Customers pay implementation fees, transaction fees and time and materials charges for additional services. Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions. Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance. For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers. To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue. We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred. As a result of the new revenue recognition guidance, relating to arrangements with multiple deliverables, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. The new guidance had no impact on our revenue recognition policy for any new contract agreements entered into during he first quarter.
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
Selling, general and administrative expenses for the 2011 first quarter were $176,000 compared with $173,000 for the 2010 first quarter.
OTHER INCOME (EXPENSE)
Interest expense of $5,000 was incurred for the 2011 first quarter on financing fees and related party debt compared with $7,000 for the 2010 first quarter.
NET LOSS
The net loss for the first quarter of 2011 was $42,000, or $0.00 per share, compared to $16,000, or $0.00 per share, in the first quarter of 2010. The increase was primarily attributable to the increase in clearing house fees.
LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities of $28,000 for the 2011 first quarter was primarily related to net loss of $42,000 offset by changes in working capital of $10,000, bad debt of $1,000, and depreciation and amortization of $3,000. Net cash used in operating activities of $36,000 for the 2010 first quarter was primarily related to net loss of $16,000 and changes in working capital of $23,000 offset by depreciation and amortization of $3,000.
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

CLAIMSNET.COM INC.
(Registrant)

May 9, 2011

By:	/s/ Don Crosbie Don Crosbie
Chief Executive Officer

May 9, 2011

By:	/s/ Laura M. Bray Laura M. Bray
Chief Financial Officer