Form 10-Q/A
period 2011-06-30
CLAIMSNET COM INC
filed 2011-08-16
CIK 1046057

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

Explanatory Note

Claimsnet.Com Inc. (the “Company”) is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed with the U.S. Securities and Exchange Commission on August 9, 2011 (the “Form 10-Q”). The Form 10-Q is being filed to correct the dates in the headers of the Consolidated Statements of Operations and Consolidated Statements of Cash Flows due to a typographical conversion error on the EDGAR and XBRL Exhibits.  This amendment will also adjust the rendering of the Consolidated Statements of Changes in Stockholders’ Deficit on the XBRL portion of the filing.

Except as set forth above, no other changes have been made to the Form 10-Q, and this Amendment No. 1 does not amend, update or change any other items or disclosure found in the Form 10-Q.

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

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010

REVENUES	$586	$596	$1,158	$1,175

COST OF REVENUES	415	434	849	848

GROSS PROFIT	171	162	309	327

OPERATING EXPENSES
Selling, general and administrative	166	186	342	360

Total operating expenses	166	186	342	360

INCOME (LOSS) FROM OPERATIONS	5	(24)	(33)	(33)

OTHER INCOME (EXPENSE)
Interest expense – related parties	(5)	(7)	(9)	(14)

Total other income (expense)	(5)	(7)	(9)	(14)

NET LOSS	$-	$(31)	$(42)	$(47)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	34,875	34,875	34,875	34,875

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

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42)	$(47)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	6
Changes in operating assets and liabilities:
Accounts receivable	18	7
Prepaid expenses and other current assets	13	(10)
Current liabilities and deferred revenue	(56)	(49)

Net cash used in operating activities	(64)	(93)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	70	115

Net cash provided by financing activities	70	115

NET INCREASE IN CASH AND EQUIVALENTS	6	22
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	23	18

CASH AND EQUIVALENTS, END OF PERIOD	$29	$40

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	BASIS OF PRESENTATION

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

CLAIMSNET.COM INC.
(Registrant)

August 15, 2011

By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

August 15, 2011

By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer