Form 10-Q
period 2011-09-30
CLAIMSNET COM INC
filed 2011-11-03
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________________________ to __________________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of November 3, 2011.

CLAIMSNET.COM INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010

Consolidated Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)

Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2011 and 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$9	$23
Accounts receivable, net of allowance for doubtful accounts of $5 and $3	325	339
Prepaid expenses and other current assets	33	31
Total current assets	367	393

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	1	4

INTANGIBLE AND OTHER ASSETS
Goodwill	-	138
TOTAL ASSETS	$368	$535
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$288	$375
Accrued payroll and other current liabilities	82	102
Accrued interest – related parties	112	99
Deferred revenues – current portion	9	10
Notes payable to related parties	1,135	1,040
Convertible notes payable to related parties	10	10
Total current liabilities	1,636	1,636

LONG-TERM LIABILITIES

Note payable to related parties	50	-
Deferred revenues – long-term portion	5	10
Total long-term liabilities	55	10
Total liabilities	1,691	1,646

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of September 30, 2011 and December 31, 2010	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,254)	(46,042)
Total stockholders' deficit	(1,323)	(1,111)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$368	$535

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES	$582	$566	$1,740	$1,741

COST OF REVENUES	430	418	1,279	1,266
GROSS PROFIT	152	148	461	475
OPERATING EXPENSES
Selling, general and administrative	179	233	521	593
Total operating expenses	179	233	521	593

LOSS FROM OPERATIONS	(27)	(85)	(60)	(118)

OTHER EXPENSE
Interest expense – related parties	(5)	(8)	(14)	(22)
Total other expense	(5)	(8)	(14)	(22)
NET LOSS	$(32)	$(93)	$(74)	$(140)

NET LOSS PER COMMON SHARE
(BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING (BASIC AND DILUTED)	34,875	34,875	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011 (unaudited)
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2009	1	$-	34,875	$35	$44,896	$(45,755)	$(824)
Net loss	-	-	-	-	-	(287)	(287)
Balances at December 31, 2010	1	-	34,875	35	44,896	(46,042)	(1,111)
Cumulative effect of adoption of an accounting standard						(138)	(138)
Net loss	-	-	-	-	-	(74)	(74)
Balances at September 30, 2011	1	$-	34,875	$35	$44,896	$(46,254)	$(1,323)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74)	$(140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	9

Changes in operating assets and liabilities:
Accounts receivable	14	20
Prepaid expenses and other current assets	(2)	(16)
Current liabilities and deferred revenue	(100)	-
Net cash used in operating activities	(159)	(127)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	145	165
Net cash provided by financing activities	145	165
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(14)	38
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	23	18
CASH AND EQUIVALENTS, END OF PERIOD	$9	$56

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2	$-
Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the "Company") as of September 30, 2011 and the results of their operations and cash flows for the three and nine months ended September 30, 2011 and 2010, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

2.             NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past March 31, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. The Company may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to its operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. Under the new guidance, an entity must consider whether it is more likely than not that goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test in FASB Accounting Standards Codification (ASC) 350-20-35, Intangibles – Goodwill and Other: Goodwill, must be performed to measure the amount of goodwill impairment loss, if any.  Under the new guidance, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill. Those factors include, for example, an adverse business climate, unexpected competition, a loss of key personnel, or a more-likely-than-not expectation that part, or all, of the reporting unit will be disposed of at less than its carrying value.  As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius in fiscal year 2008. The cumulative effect of this new guidance has been recognized as an adjustment to accumulated deficit as of the adoption date.

4.             EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at September 30, 2011 (in thousands):

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

On July 27, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On August 29, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On September 27, 2011, the Company entered into Amendment Number 2 to that certain Unsecured Promissory Note by and between Claimsnet and Novinvest Associated S.A. dated September 9, 2010. Pursuant to the amendment, effective September 9, 2011, the Due Date on Unpaid Principal and Interest was changed to September 9, 2013. All other terms of the original agreement remain in effect.

On September 29, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

6.             FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair values. The Company has not determined the fair value of notes payable to related parties as it does not have an objective means of making such a determination.

7.             SUBSEQUENT EVENTS

On October 31, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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

IN GENERAL

As of September 30, 2011, we had a working capital deficit of $1,319,000 and a stockholders' deficit of $1,323,000.  We generated revenues of $1,740,000 for the nine months ended September 30, 2011 and $1,741,000 for the nine months ended September 30, 2010. We have incurred net losses since inception and had an accumulated deficit of $46,254,000 at September 30, 2011.  We expect to continue to operate at a loss approaching breakeven in the near future.

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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past March 31, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. We may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

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

Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services.  We expect most of our revenues to be recurring in nature. One client accounted for 41% of our revenue for the third quarter and nine months ended September 30, 2011.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions.  We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements.  The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems.  Customers pay implementation fees, transaction fees and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance.  For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers.  To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue.  We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred. As a result of the new revenue recognition guidance, relating to arrangements with multiple deliverables, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. The new guidance had no significant impact on our revenue recognition policy for any new contract agreements entered into during the first nine months of 2011.

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES

Revenues for the three months ended September 30, 2011 (the “2011 third quarter”) were $582,000 compared to $566,000 for the three months ended September 30, 2010 (the “2010 third quarter”) ,representing an increase of 3%. An increase in the volume of transactions processed for existing clients accounted for the increase in revenues for the three month comparable periods.

Revenues for the nine months ended September 30, 2011 (the “2011 nine months”) were $1,740,000 compared to $1,741,000 for the nine months ended September 30, 2010 (the “2010 nine months”).

Although sales were flat in the 2011 nine months compared to the 2010 nine months, this was attributed to a decline with one customer that had a short-term high volume requirement in the 2010 first half. If we take out that customer for comparative purposes, our revenue was up 4% over the nine months of last year.

COST OF REVENUES

Cost of revenues for the 2011 third quarter was $430,000, compared with $418,000 for the 2010 third quarter, representing an increase of 3%.  Cost of revenues for the 2011 nine months was $1,279,000, compared with $1,266,000 for the 2010 nine months, representing an increase of 1%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $11,000 for the 2011 third quarter compared to $10,000 for the 2010 third quarter. Transaction processing expenses were $226,000 for the 2011 third quarter compared to $225,000 in the 2010 third quarter. Customer support operation expenses were $193,000 for the 2011 third quarter compared to $181,000 for the 2010 third quarter. These changes are primarily due to an increase in personnel. There were no amortization and depreciation expenses for the 2011 third quarter compared to software amortization and development project amortization expenses of $2,000 for the 2010 third quarter.

Data center expenses were $32,000 for the 2011 nine months compared to $32,000 for the 2010 nine months. Transaction processing expenses increased to $705,000 for the 2011 nine months compared to $697,000 for the 2010 nine months. The increase in third party transaction processing expenses was primarily attributable to the signing of new contracts with clearinghouses as well as new agreements to outsource some processing to third parties. Customer support operation expenses were $540,000 for the 2011 nine months compared to $532,000 for the 2010 nine months.  Amortization and depreciation expenses for the 2011 nine months included $2,000 of software amortization and development project amortization expenses compared with $5,000 for the 2010 nine months.

OPERATING EXPENSES

There were no research and development expenses for the 2011 or 2010 three or nine months.  Research and development expenses are comprised of personnel costs and related expenses. In 2006, we began development of a customer care application and two customer support inquiry tools that are still incomplete. We have had no development costs during the 2011 or 2010 three or nine months.

Selling, general and administrative expenses for the 2011 third quarter were $179,000 compared with $233,000 for the 2010 third quarter, a decrease of 23%. Selling, general and administrative expenses were $521,000 for the 2011 nine months, compared with $593,000 for the 2010 nine months, a decrease of 12%. These changes are primarily due to a one-time expense related to the non-refundable advisory fee paid to Blackhawk Partners during the 2010 nine months.

OTHER INCOME (EXPENSE)

Interest expense of $5,000 and $14,000 was incurred for the 2011 third quarter and 2011 nine months, respectively, on financing fees and related party debt compared with $8,000 and $22,000 for the 2010 third quarter and 2010 nine months, respectively. The decrease is primarily due to the reduced interest expense accrued, since the interest rates for all notes payable outstanding were reduced in December 2010.

NET LOSS

The net loss for the third quarter of 2011 was $32,000, or $0.00 per share, compared to $93,000, or $0.00 per share, in the third quarter of 2010. The net loss for the 2011 nine months was $74,000, or $0.00 per share, compared to $140,000, or $0.00 per share, in the 2010 nine months.  The changes were primarily attributable to a one-time expense related to the non-refundable advisory fee paid to Blackhawk Partners during the 2010 nine months.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $159,000 for the 2011 nine months was primarily related to net loss of $74,000 and changes in working capital of $88,000, offset by depreciation and amortization of $3,000. Net cash used in operating activities of $127,000 for the 2010 nine months was primarily related to net loss of $140,000 and changes in working capital and non-current deferred revenue of $4,000, less depreciation of $9,000.

Net cash used in investing activities for the 2011 and 2010 nine months was $0.

Net cash provided by financing activities in the 2011 nine months was $145,000 related to proceeds from related party debt. Net cash provided by financing activities in the 2010 nine months was $165,000 related to proceeds from related party debt.

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

On July 27, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On August 29, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On September 27, 2011, the Company entered into Amendment Number 2 to that certain Unsecured Promissory Note by and between Claimsnet and Novinvest Associated S.A. dated September 9, 2010. Pursuant to the amendment, effective September 9, 2011, the Due Date on Unpaid Principal and Interest was changed to September 9, 2013. All other terms of the original agreement remain in effect.

On September 29, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SUBSEQUENT EVENTS

On October 31, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

ITEM 4.                 Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on February 24, 2011.  The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure except for the restatement of our quarterly report on Form 10-Q for the quarter ended March 31, 2011, as a result of the new accounting guidance related to the write-off of goodwill, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   Exhibits

The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1 (6)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated March 2, 2011.

10.2(6)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 2, 2011.

10.3(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 3, 2011.

10.4(8)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated July 27, 2011.

10.5(9)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 29, 2011.

10.6(10)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated September 29, 2011.

10.7	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated October 31, 2011.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2011 filed on March 8, 2011.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2011 filed on May 6, 2011.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2011 filed on July 29, 2011.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2011 filed on August 31, 2011.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2011 filed on September 30, 2011.

*XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAIMSNET.COM INC.
(Registrant)

November 3, 2011
By:	/s/ Don Crosbie
Don Crosbie
Chief Executive Officer

November 3, 2011
By:	/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer