Form 10-K
period 2011-12-31
CLAIMSNET COM INC
filed 2012-02-23
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Registrant's telephone number: 972-458-1701

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Exchange Act of 1934.   Yes [_]   No [X]

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [ ]	Smaller Reporting Company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes [_]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average of bid and ask price of such common equity as of June 30, 2011, was $418,192.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 34,874,696 shares outstanding as of February 23, 2012.
RDGPreambleEnd
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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act of 2009 include sections on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards.  More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information."  All healthcare organizations are affected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities.  HIPAA calls for severe civil and criminal penalties for noncompliance.  The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations with implementation by all entities no later than October 2004.  The provisions relating to standards for privacy were implemented in April 2003 for large organizations and April 2004 for small organizations.  The provisions relating to security were implemented in April 2005.  The provisions relating to national provider identifiers were implemented in May 2007. The ARRA, HITECH Act became effective in 2010, and the technical standards are being updated currently with full implementation compliance date of January 1, 2012. In October 2013, the standards for the new ICD 10 codes will be mandated.

We believe that the convergence of HIPAA mandates and the proliferation of Internet technology will cause sweeping changes in the healthcare claims processing market.  At a minimum, it will cause all payers to implement secure electronic transaction processing capabilities for a full menu of administrative transactions.  We expect the universal availability of data exchange between healthcare organizations to generate growth in the healthcare EDI industry.  If the industry evolves toward direct payer submission of claims or real-time adjudication of claims, we believe our software will be able to offer efficient access to payers and healthcare providers in a HIPAA-compliant format.

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

Our website user interface is structured into three sections: "PUBLIC INTERNET," "CLIENT EXTRANET" and "PRIVATE INTRANET." The PUBLIC INTERNET site provides company background, product demonstrations, and customer enrollment forms. The CLIENT EXTRANET provides a secure individual customer area for private customer communication and encrypted claims transmission. The United States Centers for Medicare and Medicaid Services (formerly HCFA) has defined security requirements for Internet communications including healthcare data. We operate in compliance with these requirements.  The PRIVATE INTRANET site is designed for internal communications, website operating reports, customer support, and reporting.

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

CUSTOMERS

We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 41% of our revenues for 2011 and 40% for 2010.

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

EMPLOYEES

As of December 31, 2011, we had a total of thirteen employees. Twelve of these employees were full-time employees and one was a part-time employee. Two of these employees were executive officers and eleven were technical and service personnel. None of our employees were represented by a labor organization. Most of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.

SIGNIFICANT SUBSEQUENT EVENTS

On January 17, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On February 8, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

ITEM 1A. RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2011 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy our capital requirements through June 30, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to repay debt obligations as they become due, may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.

WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2007, 2008, 2009, 2010 and 2011, we incurred net losses of $457,000, $650,000, $364,000, $287,000 and $125,000, respectively.  As of December 31, 2007, 2008, 2009, 2010 and 2011, we had working capital deficits of $1,164,000, $789,000, $1,067,000, $1,243,000 and $1,321,000, respectively.  We generated revenues of $1,648,000, $2,080,000, $2,207,000, $2,326,000 and $2,346,000 for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively, which have not allowed us to become a viable, stable participant in our industry.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.

ONE CUSTOMER GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF THIS CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 41% of our revenues for 2011 and 40% for 2010. The loss of this customer could have a material adverse effect on our business, prospects, financial condition, and results of operations

BECAUSE WE HAVE NOT BEEN ABLE TO ACHIEVE PROFITABLE OPERATIONS OR OBTAIN A MEANINGFUL POSITION WITHIN OUR INDUSTRY, OUR BUSINESS REMAINS LIMITED AND WE ARE THEREFORE PRONE TO ALL OF THE RISKS INHERENT IN THE ESTABLISHMENT OF A NEW BUSINESS VENTURE AND OUR SUCCESS IS HIGHLY SPECULATIVE.

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

OUR FUTURE OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO A VARIETY OF FACTORS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.

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

WE HAVE A LIMITED NUMBER OF SHARES OF OUR COMMON STOCK REMAINING AVAILABLE FOR ISSUANCE.

Although our articles of incorporation authorize the issuance 40,000,000 shares of common stock, we have issued or reserved for issuance a total of 39,951,196 shares.  To the extent we need to sell common stock to raise capital or desire to issue common stock for any other reason, such as a merger, acquisition, or settlement of debt, we may not have a sufficient quantity of common stock to do so.  In this event, we may be forced to abandon such plans or consider utilizing preferred stock or debt securities, among other things, or seek approval of our shareholders to amend our certificate of incorporation to increase the number of shares of common stock authorized for issuance.

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

WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

Based on total assets and annual revenues for the fiscal year ended in 2011, we are significantly smaller than the majority of our national competitors.  We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.

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

As of February 23, 2011, we had outstanding 34,874,696 shares of common stock, of which approximately 22,854,856 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements currently requiring us to register the resale of approximately 5,076,500 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently lease 4,703 square feet of office space at a rent of approximately $6,506 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2012.  We believe that, in the event alternative or larger offices are required, such space is available at competitive rates.  For our servers, we currently utilize at a cost of approximately $3,510 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2012.  We may obtain an extension of this arrangement, which may result in a material increase in cost.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001 (“Common Stock”), is traded on the OTC Bulletin Board (“OTCBB”) under the symbol "CLAI.OB". The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2010 through December 31, 2011:

	HIGH	LOW

2010
Three months ended March 31, 2010	0.10	0.04
Three months ended June 30, 2010	0.12	0.04
Three months ended September 30, 2010	0.06	0.03
Three months ended December 31, 2010	0.05	0.02

2011
Three months ended March 31, 2011	0.06	0.03
Three months ended June 30, 2011	0.04	0.03
Three months ended September 30, 2011	0.03	0.02
Three months ended December 31, 2011	0.04	0.02

All price quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 23, 2011, there were approximately 93 holders of record of the Common Stock.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders but as of February 23, 2011 have not, may restrict our ability to pay dividends.   Any preferred stock shareholders may receive preferential rights in the distribution of dividends, if any.  Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 below.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2011, we had a working capital deficit, defined by the excess of current liabilities over current assets, of $1,321,000 and stockholders' deficit of $1,374,000.  We generated revenues of $2,346,000 for the year ended December 31, 2011. We have incurred net losses since inception and had an accumulated deficit of $46,305,000 at December 31, 2011.  We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability.  In addition, during the year ended December 31, 2011, net cash used in operating activities was $178,000.

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

We have been dependent on issuances of our capital stock and loans from related parties to meet our capital and liquidity needs. We anticipate we will continue to require similar infusions of capital for the foreseeable future, although our ability to do so may be impaired as a result of the limited number of shares of Common Stock we have authorized but unissued and not already reserved for another purpose. There is no assurance we will be able to obtain such funding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement in 2011 has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius, Inc. (“Acceptius”) in fiscal year 2008. The cumulative effect of this new guidance has been recognized as an adjustment to accumulated deficit as of the adoption date. In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in ASC topic 350. The amended guidance in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 31, 2011, with early adoption permitted. The Company adopted this new guidance as of December 31, 2011. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2011 AND 2010

REVENUES

Revenues increased 1% to $2,346,000 in 2011 from $2,326,000 in 2010.  The increase in revenues was primarily due to the increased revenues from our existing customers. Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 41% of our revenues for 2011 and 40% for 2010.

COST OF REVENUES

Cost of revenues was $1,748,000 in 2011 compared to $1,694,000 for the prior year, an increase of 3%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software.  Data center expenses were $42,000 for the year ended December 31, 2011 compared with $40,000 for 2010. Third party transaction processing expenses were $963,000 in 2011 compared to $925,000 in 2010, an increase of 4%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense increased by 3% to $741,000 in 2011 from $720,000 in 2010.  The increase in customer support operations expenses was primarily attributable to an increase in support personnel. Software amortization and development project amortization expenses decreased to $2,000 in 2011 compared to $9,000 in 2010. The decrease was primarily attributable to software and equipment fully amortized in 2010.

RESEARCH AND DEVELOPMENT

Research and development expenses were $13,000 in 2011 and $23,000 in 2010. The decrease in research and development expenses was primarily attributable to an $11,000 write off of purchased software never placed into service during 2010.

IMPAIRMENT

During 2010, $104,000 of previously capitalized software development costs was impaired.  There was no software impairment in 2011.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $689,000 in 2011, compared with $762,000 in 2010, a decrease of 10%. The decrease is primarily related to voluntary pay reductions taken by management for the first half of 2011 and a one-time expense related to a non-refundable advisory fee paid to Blackhawk Partners during 2010.

INTEREST EXPENSE

Interest expense was $21,000 for 2011 compared with $30,000 for 2010. Included in the 2011 expense was $20,000 related to interest on notes payable to related parties compared with $29,000 for 2010. Interest of $1,000 was paid to vendors in 2011 and 2010 for financing fees. Interest expense reductions in 2011 were primarily attributed to reduced interest rates on outstanding related party notes payable.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2011, net cash used in operating activities of $178,000 was primarily attributable to a net loss of $125,000, adjusted for depreciation and amortization of $3,000 offset by a change in other working capital accounts of $48,000 and a decrease in deferred revenue of $8,000.

For the year ended December 31, 2010, net cash used in operating activities of $160,000 was primarily attributable to a net loss of $287,000, adjusted for depreciation and amortization of $11,000, impairment of software development capitalized during prior years of $104,000, and a change in other working capital accounts of $24,000, offset by a decrease in deferred revenue of $12,000.

We engaged in no investing activities during the years ended December 31, 2011 and 2010.

Net cash provided by financing activities in 2011 was $195,000 as a result of proceeds from debt financing from related parties.
Net cash provided by financing activities in 2010 was $165,000 as a result of proceeds from debt financing from related parties.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through June 30, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing is affected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS

Below is an index of financial statements.  The financial statements required by this item begin at page 22 hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Claimsnet.com, Inc.

We have audited the accompanying consolidated balance sheets of Claimsnet.com, Inc. and Subsidiaries, (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2011.  Additionally, management believes that available cash resources, anticipated revenues from operations, or proceeds from financing activities and funding commitments may not be sufficient to satisfy the Company’s near term capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Dallas, Texas
February 23, 2012

RDGXBRLParseBegin
CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS
Cash and equivalents	$40	$23
Accounts receivable, net of allowance for doubtful accounts of $5 and $3	318	339
Prepaid expenses and other current assets	32	31
Total current assets	390	393

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	1	4

INTANGIBLE AND OTHER ASSETS
Goodwill	-	138
TOTAL ASSETS	$391	$535
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$277	$375
Accrued payroll and other current liabilities	114	102
Accrued interest – related parties	117	99
Deferred revenues – current portion	8	10
Notes payable to related parties – current portion	1,185	1,040
Convertible note payable to related party	10	10
Total current liabilities	1,711	1,636

LONG-TERM LIABILITIES
Deferred revenues – long-term portion	4	10
Note payable to related party	50	-
Total long-term liabilities	54	10
Total liabilities	1,765	1,646

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of December 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of December 31, 2011 and December 31, 2010	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,305)	(46,042)
Total stockholders' deficit	(1,374)	(1,111)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$391	$535

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 31,
	2011	2010
REVENUES	$2,346	$2,326

COST OF REVENUES	1,748	1,694
GROSS PROFIT	598	632
OPERATING EXPENSES
Research and development	13	23
Impairment of software	-	104
Selling, general and administrative	689	762
Total operating expenses	702	889

LOSS FROM OPERATIONS	(104)	(257)

OTHER INCOME (EXPENSE)
Interest expense – related parties	(20)	(29)
Interest expense - other	(1)	(1)
Total other income (expense)	(21)	(30)
NET LOSS	$(125)	$(287)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2009	1	$-	34,875	$35	$44,896	$(45,755)	$(824)

Net loss	-	-	-	-	-	(287)	(287)
Balances at December 31, 2010	1	-	34,875	35	44,896	(46,042)	(1,111)
Cumulative effect of adoption of an accounting standard	-	-	-	-	-	(138)	(138)

Net loss	-	-	-	-	-	(125)	(125)
Balances at December 31, 2011	1	$-	34,875	$35	$44,896	$(46,305)	$(1,374)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125)	$(287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	11
Impairment of software development costs	-	104
Changes in operating assets and liabilities:
Accounts receivable	21	(26)
Prepaid expenses and other current assets	(1)	12
Accounts payable, accrued payroll, accrued interest and other liabilities	(68)	38
Deferred revenues	(8)	(12)
Net cash used in operating activities	(178)	(160)
CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash from investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	195	165
Net cash provided by financing activities	195	165
NET INCREASE IN CASH AND EQUIVALENTS	17	5
CASH AND EQUIVALENTS, BEGINNING OF YEAR	23	18
CASH AND EQUIVALENTS, END OF YEAR	$40	$23

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$2	$-
Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011 AND 2010

NOTE A--ORGANIZATION, BACKGROUND AND LIQUIDITY

Claimsnet.com inc. ("Claimsnet.com" or the "Company") is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.

During 2010 and 2011, the Company entered into unsecured related party notes as detailed in NOTE E to these consolidated financial statements. In addition, the Company incurred interest on unsecured related party notes as detailed in NOTE E to these consolidated financial statements.

The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2011, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities.  The Company’s business strategy and organization has been modified on several occasions in an effort to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy the Company’s capital requirements through June 30, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether.  In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

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

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2011 and 2010, the Company had no cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

REVENUE RECOGNITION

The Company generally enters into services agreements with its customers to provide access to its software application for processing of customer transactions.  The Company operates the software application for all customers and the customers are not entitled to ownership of the Company’s software at any time during or at the end of the agreements.  The customers either host the application on their own servers or access the Company’s hosted software platform via the Internet.  Customers pay implementation fees, transaction fees, and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of the Company’s software platform (i.e. access to the Company’s servers through a website which is in the name of and/or has the look and feel of the customer’s other websites) and some customization of the offering and business rules.  The Company accounts for its service agreements by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of the business arrangement. The Company currently uses an estimated expected business arrangement term of three years, which is currently the term of the typical contract signed by its customers. The Company does not segment these services and uses the underlying contractual terms to recognize revenue because it does not have objective and reliable evidence of fair value to allocate the arrangement consideration to the deliverables in the arrangement.  To the extent that implementation fees are received in advance of recognizing the revenue, the Company defers these fees and records deferred revenue. The Company recognizes service fees for transactions and some additional services as the services are performed. The Company expenses the costs associated with its customer service agreements as those costs are incurred.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Software development costs of $104,000 were impaired in 2010. No software development costs were capitalized in 2011 or 2010. Software development costs of $2,000 and $7,000 were amortized in 2011 and 2010, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally.  The software is amortized after it is put into use over its expected useful life of 3 years.

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

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.  Depreciation expense related to equipment and fixtures totaled $1,000 and $5,000 in 2011 and 2010, respectively.

GOODWILL

In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement in 2011 has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius, Inc. (“Acceptius”) in fiscal year 2008. The cumulative effect of this new guidance has been recognized as an adjustment to accumulated deficit as of the adoption date. In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in ASC topic 350. The amended guidance in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 31, 2011, with early adoption permitted. The Company adopted this new guidance as of December 31, 2011. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2011 and 2010, the Company did not recognize any interest or penalty expense related to income taxes or any uncertain tax positions. The Company determined the amounts of unrecognized tax benefits are not reasonably likely to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.  Common stock equivalents, representing convertible Preferred Stock, convertible debt, options and warrants totaling approximately 5,076,500 and 5,106,500 shares at December 31, 2011 and 2010, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

SEGMENT REPORTING

The Company operated during the two years presented in a single segment in accordance with current accounting guidance.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Revenues received from one customer represented 41% of our revenues for 2011 and 40% for 2010.

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2011, the Company had one customer that made up 50% of the outstanding accounts receivable balance. At December 31, 2010, the Company had one customer that made up 48% of the outstanding accounts receivable balance.

USE OF ESTIMATES AND ASSUMPTIONS

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses.  On an ongoing basis, management evaluates its estimates, including those related to customer programs and incentives including expected customer business arrangement periods, bad debts, contingencies and litigation.   Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates could change based on changing historical experience and changes in circumstances and assumptions. Actual results could vary from the estimates that were used.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $3,000 and $8,000 were incurred for each of the years ended December 31, 2011 and 2010, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued guidance that provides principles for allocation of consideration among a revenue arrangement’s multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The guidance introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. It was effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement in 2011 has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius, Inc. (“Acceptius”) in fiscal year 2008. The cumulative effect of this new guidance has been recognized as an adjustment to accumulated deficit as of the adoption date. In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in ASC topic 350. The amended guidance in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 31, 2011, with early adoption permitted. The Company adopted this new guidance as of December 31, 2011. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2011	2010
Computer hardware and software	$395	$395
Software development costs	1,999	1,999
Furniture and fixtures	31	31
Office equipment	28	28
Leasehold improvements	35	35
Equipment under capital lease	129	129
	2,617	2,617
Less accumulated depreciation and amortization	(2,616)	(2,613)
	$1	$4

The assets held under capital leases have been included in property and equipment and total $129,000 in 2011 and 2010, with accumulated depreciation of $129,000 for the years ended December 31, 2011 and 2010.

NOTE D--INCOME TAXES

There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2011 and 2010.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Benefit computed at federal statutory rate	$(43)	$(98)
Permanent differences	13	16
Increase in valuation reserve	25	100
State income tax	5	-
Change in prior year estimate	5	(18)
	$5	$-

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$15,269	$15,238
Fixed assets	13	26
Allowance for doubtful accounts	2	1
Deferred revenue	4	7
Other	102	54
Total deferred tax assets	15,390	15,326
Other deferred tax liabilities	-	(9)
Valuation allowance for deferred tax assets	(15,390)	(15,317)

Deferred income tax assets, net of deferred tax liabilities	$-	$-

At December 31, 2011, the Company has approximately $44,438,000 of federal net operating loss carryforwards, which begin to expire in 2012 subject to certain limitations as described below.  The Company has approximately $160,000 of state tax credits for unused net operating losses as of December 31, 2011.

As a result of stock issued during 2007, 2008 and 2009, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382.  As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited.  The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded valuation allowance against all of its net deferred tax assets.

NOTE E--RELATED PARTY TRANSACTIONS

On November 30, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from J. R. Schellenberg (“Schellenberg”), a related party. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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

On September 27, 2011, the Company entered into Amendment Number 2 to that certain Unsecured Promissory Note by and between Claimsnet and Novinvest Associated S.A (“Novinvest”), a related party. dated September 9, 2010. Pursuant to the amendment, effective September 9, 2011, the Due Date on Unpaid Principal and Interest was changed to September 9, 2013. All other terms of the original agreement remain in effect.

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

On May 3, 2011, the Company issued an unsecured promissory note upon receipt of $40,000 from National Financial Corporation (“NFC”), a related party. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Mr. Thomas Michel “(Michel”), a director. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On March 2, 2011, the Company issued an unsecured promissory note upon receipt of $15,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On December 8, 2010, the Company entered into Amendment Number 1 (the “Michel Convertible Amendment”) to that certain Unsecured Convertible Promissory Note (the “Michel Convertible Note”), as the same may have been amended, entered into January 23, 2007 by and between Claimsnet and Michel. Pursuant to the Michel Convertible Amendment, payments equal to the principal and accrued and unpaid interest on the Michel Convertible Note are now due on demand, with interest accruing at 1.75% per annum, effective as of December 1, 2010. All other terms of the Michel Convertible Note, as amended, remain in effect.

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

On December 8, 2010, the Company entered into various amendments (the “NFC Amendments”) to certain Unsecured Promissory Notes (each and “NFC Note”, and collectively, the “NFC Notes”), as the same may have been amended, entered into from time to time by and between Claimsnet and NFC. Pursuant to the NFC Amendments, effective December 1, 2010, the interest rate on each NFC Note is 1.75% per annum. All other terms of the NFC Notes, as amended, remain in effect.

On December 8, 2010, the Company entered into Amendment Number 1 (the “Novinvest Amendment”) to that certain Unsecured Promissory Note (the “Novinvest Note”) by and between Claimsnet and Novinvest dated September 9, 2010. Pursuant to the Novinvest Amendment, effective December 1, 2010, the Novinvest Note accrues interest at 1.75% per annum. All other terms of the original agreement remain in effect. Novinvest  is a division of Elmira United Corporation.

On December 8, 2010, the Company entered into various amendments (the “Schellenberg Amendments”) to certain Unsecured Promissory Notes (each a “Schellenberg Note,” and collectively, the “Schellenberg Notes”), as they may have been amended, entered into from time to time,  by and between Claimsnet and Schellenberg. Pursuant to the Schellenberg Amendments, effective December 1, 2010, the interest rate on each Schellenberg Note is 1.75% per annum. All other terms of the Schellenberg Notes, as amended, remain in effect.

In September 2010, the Company issued an unsecured promissory note upon receipt of $50,000 from Novinvest, discussed above as the Novinvest Note.  The Novinvest Note bore interest at the rate of 3% per annum, until reduced as described above.  Payments equal to the principal and accrued and unpaid interest on the note are now due September 9, 2013.

In March 2010, the Company issued an unsecured promissory note upon receipt of $80,000 from NFC.  The note bore interest at the rate of 3% per annum, until reduced as described above.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

In February 2010, the Company issued an unsecured promissory note upon receipt of $35,000 from Michel.  The note bore interest at the rate of 3% per annum, until reduced as described above.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

NOTE F--STOCK BASED COMPENSATION ARRANGEMENTS

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

The Company did not grant any options for the years ended December 31, 2011 and 2010.

There was no share-based compensation expense related to share-based awards for the years ended December 31, 2011 and 2010.

The following table summarizes the stock option activity under the two Plans related to the Company:

	NUMBER	PER SHARE	WEIGHTED
	OF SHARES	EXERCISE PRICE	AVERAGE
			EXERCISE
			PRICE
Outstanding options-December 31, 2009	705,676	$0.30-2.38	$0.41
Granted	-	-	-
Expired and/or Cancelled	5,000	2.38	2.38
Outstanding options-December 31, 2010	700,676	$0.30-1.25	$0.40
Granted	-	-	-
Expired and/or Cancelled	30,000	0.50-1.25	1.13
Outstanding options-December 31, 2011	670,676	$0.30-0.60	$0.36
Options exercisable-December 31, 2011	670,676	$0.30-0.60	$0.36

Outstanding options as of December 31, 2011, had a weighted average remaining contractual life of approximately 1.4 years. Vested options had a weighted average remaining contractual life of 1.4 years as of December 31, 2011. At December 31, 2011, options available for grant under the Company’s 1997 Plan were 647,016. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2011.

The following table summarizes the warrant activity related to employee grants:

	NUMBER	PER SHARE	WEIGHTED
	OF SHARES	EXERCISE PRICE	AVERAGE
			EXERCISE PRICE
Outstanding warrants- December 31, 2009	2,399,324	$0.15-0.35	$0.18
Granted	-	-	-
Expired and/or Cancelled	-	-	-
Outstanding warrants-December 31, 2010	2,399,324	$0.15-0.35	$0.18
Granted	-	-	-
Expired and/or Cancelled	-	-	-
Outstanding warrants-December 31, 2011	2,399,324	$0.15-0.35	$0.18
Warrants exercisable-December 31, 2011	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2011, had a weighted average remaining contractual life of approximately 1.6 years. Vested employee warrants had a weighted average remaining contractual life of 1.6 years at December 31, 2011. There was no intrinsic value for unvested and vested employee warrants at December 31, 2011.

In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2011, with an exercise price of $0.15 that expire June 3, 2013.

NOTE G--NOTES PAYABLE TO RELATED PARTIES

The following is a summary of notes payable to related parties at December 31:

	2011	2010
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	$30,000	$30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	20,000	20,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	30,000	30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	35,000	35,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75%.	15,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09; amended from 7% 3/20/08).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	75,000	75,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	80,000	80,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	40,000	-
Note payable to a 5% shareholder. Principal due 9/9/13 (amended from 9/9/11 on 9/27/11); unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	-	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 9.5% 1/1/09).	35,000	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	10,000	10,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	15,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Current notes payable – related parties	$1,185,000	$1,040,000

Note payable to a 5% shareholder. Principal due 9/9/2013 (amended from 9/9/11 on 9/27/11); unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	50,000	-
Note payable – related party	$50,000	$-
The following is a summary of convertible note payable at December 31:
	2011	2010
Convertible note to a Director. Principal due on demand (amended from November 30, 2010 on 12/1/10), unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09). (1)	10,000	10,000

Convertible note payable – related party	$10,000	$10,000

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

NOTE H--COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space under a lease agreement that expires on May 31, 2012. Rent expense totaled $78,000 and $80,000 for each of the years ended December 31, 2011 and 2010, respectively.  The Company leases servers and web server management facilities under an agreement that expires in 2012. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2012.

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

NOTE I--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2011, the Company made $3,000 in matching contributions and paid $3,000 in fees. During 2010, the Company made $4,000 in matching contributions and paid $4,000 in fees.

NOTE J--SUBSEQUENT EVENTS

On January 17, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

On February 8, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.
RDGXBRLParseEnd

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of consolidated financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit.  All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise required to be proficient in applying complex accounting and regulatory guidance mainly related to accounting for stock options and taxes. These material weaknesses result in the Company not having the ability to establish and maintain an effective system of internal control.

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

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

MANAGEMENT

Our directors and executive officers, their ages, and their positions held with us are as follows:

NAME	AGE	POSITION
Don Crosbie	68	President, Chief Executive Officer, Chairman of the Board of Directors and Class I Director
Laura M. Bray	54	Chief Financial Officer
Gary J. Austin	67	Vice President of Operations
Alfred Dubach	63	Vice Chairman of the Board of Directors and Class I Director (resigned 12/15/2011)
John C. Willems, III	56	Class II Director
Thomas Michel	60	Class II Director
K. Scott Spurlock	44	Vice President of Development

The following is certain summary information with respect to our executive officers, directors and key employees.

DON CROSBIE has served as our President, Chief Executive Officer and Chairman of the Board since October 2002. From July 2001 until October 2002, Mr. Crosbie was President and CEO of Xactimed, a claims processing and clearinghouse company serving the hospital market. In the year he was at Xactimed, it experienced a dramatic turnaround, with revenue growing 150% over the prior year and an operating profit was achieved as compared to a significant operating loss for the prior year.  From September 2000 to July 2001, Mr. Crosbie served as CFO and President of North American Operations of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, including media gateways and 2 ½ and 3 G wireless. He joined Blue Wave with a corporate strategic direction to identify and complete a sale of the company. This was accomplished in July 2001 with the sale of the company to Motorola for $125 million. From September 1999 to June 2000, Mr. Crosbie served as President, COO and CFO of Ypay.com, an internet start up company in the free ISP/media rich advertising space. From June 1997 to December 1998, Mr. Crosbie served as CEO of Rheumatology Research International, a Site Management Organization performing clinical trials for pharmaceutical and biotech companies in pre-FDA approval trials for new arthritis drugs. Prior to Rheumatology Research International, Mr. Crosbie served as founder, Chairman and CEO of ComVest Partners Inc., an institutional research boutique with an emphasis on networking, wireless, voice and remote access; and Executive Vice President and Chief Financial Officer of InterVoice Inc, a high technology provider of customized voice response systems. The breadth of Mr. Crosbie’s experience led the board to believe this individual is qualified to serve on the board of directors.

 LAURA M. BRAY, a Certified Public Accountant, was promoted to Chief Financial Officer in November 2004. Ms. Bray joined Claimsnet as Controller in January 2003 from Xactimed, where she served as Controller. Xactimed is a claims processing and clearing house company serving the hospital market.  Ms. Bray has more than 30 years of financial management experience, including Accounting Manager of Blue Wave Systems, a high density DSP board supplier to the telecom infrastructure market, and Controller of EFS, a software sales and document management services firm. Ms. Bray began her career in the audit division of Alexander Grant & Co., followed by more than ten years as Business Manager and Controller in the radio broadcasting industry.

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

ALFRED DUBACH served as the Vice Chairman of our board of directors from January 2002 until his resignation on December 15, 2011. He has been an independent business consultant and financial advisor in Zurich, Switzerland for more than 10 years, working with non-food consumer goods, luxury goods, cosmetics, retail and wholesale, banking, e-banking, e-commerce, and pharmaceuticals. In 2004, he was named a board member of Orbiter, a developer and producer of special gears and gear boxes, and today he manages Orbiter's successor organization, R.E.G. AG in Baden-Baden, Germany, as its chairman. From March 2001 to February 2002, Mr. Dubach served as the Chief Investment Officer for Swissquote Bank and a member of the Executive Management Team that developed the first pure Internet Bank in Switzerland.  CASH magazine voted Swissquote Bank the best Swiss online broker in autumn 2001 and the bank reached a market share of twenty percent by the end of 2001. From June 1994 to February 2001, Mr. Dubach was a Director of Credit Suisse, where he served as a member of the project team for the legal integration of Volksbank and Credit Suisse as well as the restructuring of the Credit Suisse Group. Prior to June 1994, Mr. Dubach served in several capacities within management and executive management in the pharmaceutical industry and other leading Swiss banks (Louis Widmer Intl, Union Bank of Switzerland, Swiss Volksbank). The breadth of Mr. Dubach’s experience led the board to believe this individual is qualified to serve on the board of directors. Mr. Dubach resigned as a member of our Board due to both his workload and his relocation to Yekaterinburg, Russia.

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

STRUCTURE OF THE BOARD OF DIRECTORS

Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I director currently is Mr. Crosbie, whose term expires at the next annual meeting of stockholders, which may be held in 2012. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders.

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

In applying the above-referenced standards, we have determined that the Company’s current “independent” directors are: John C. Willems, III and Thomas Michel.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2011 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2012, or written representations that Form 5 was not required for fiscal 2012, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2011 and 2010 by the chief executive officer and each of our most highly compensated executive officers whose compensation exceeded $100,000 during the year ended December 31, 2011.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY $	ALL OTHER COMPENSATION $ (1)	TOTAL $
Don Crosbie	2010	$141,170	$1,412	$142,582
CEO	2011	$138,138	$1,381	$139,519

Gary Austin	2010	130,535	-	130,535
VP - Operations	2011	129,731	-	129,731

K. Scott Spurlock	2010	132,215	-	132,215
VP - Development	2011	138,581	-	138,581

(1)	Company match on employee contributions to the Company’s 401(k) plan.

The following table provides information on the value of each of the named executive officers' options at December 31, 2011:

	2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date
Don Crosbie	1,500,000	(1)	-	-	0.15	6/3/13
Don Crosbie	200,000	(1)	-	-	0.29	9/21/14

Gary Austin	400,000	(1)	-	-	0.35	3/24/14
Gary Austin	100,000	(1)	-	-	0.29	9/21/14

K. Scott Spurlock	30,000	(1)	-	-	0.60	1/2/12
K. Scott Spurlock	400,000	(1)	-	-	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2011.

All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.

DIRECTOR COMPENSATION

During the year ended December 31, 2011, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.

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

No shares of common stock are reserved for issuance to participants under the Directors' Plan. In the event of any changes in the common stock by reason of stock dividends, split-ups, recapitalization, mergers, consolidations, combinations, or other exchanges of shares and the like, appropriate adjustments will be made by the board of directors to the number of shares of common stock available for issuance under the Directors' Plan, the number of shares subject to outstanding options, and the exercise price per share of outstanding options, as necessary substantially to preserve option holders' economic interests in their options.

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

Shares subject to an option which has not been exercised at the expiration, termination, or cancellation of an option will be available for future grants under the Directors' Plan, but shares surrendered as payment for an option, as described above will not again be available for use under the Directors' Plan. As of December 31, 2011 there were outstanding options, all granted prior to January 1, 2011, to purchase an aggregate of 10,000 shares at exercise prices ranging from $.30 to $.35 per share and no shares remained available for option grants.

The Directors' Plan terminated on December 31, 2007.

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

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2011, there were outstanding options to purchase an aggregate of 670,676 shares at exercise prices ranging from $.35 to $.60 per share and 647,016 shares remain available for option grants.

The following table summarizes and combines the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2011 (none of the options granted have been exercised):

	NUMBER	PER SHARE	WEIGHTED
	OF SHARES	EXERCISE PRICE	AVERAGE
			EXERCISE
			PRICE
Outstanding options-December 31, 2009	705,676	$0.30-2.38	$0.41
Granted	-	-	-
Expired and/or Cancelled	5,000	2.38	2.38
Outstanding options-December 31, 2010	700,676	$0.30-1.25	$0.40
Granted	-	-	-
Expired and/or Cancelled	30,000	0.50-1.25	1.13
Outstanding options-December 31, 2011	670,676	$0.30-0.60	$0.36
Options exercisable-December 31, 2011	670,676	$0.30-0.60	$0.36

Outstanding options as of December 31, 2010, had a weighted average remaining contractual life of approximately 2.3 years. Vested options had a weighted average remaining contractual life of 2.3 years as of December 31, 2010. At December 31, 2010, 647,016 shares remain available for option grant under the Company’s 1997 Plan. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2011.

WARRANTS

We have from time to time issued warrants to our employees and directors.

The following table summarizes the warrant activity related to employee grants:

	NUMBER	PER SHARE	WEIGHTED
	OF SHARES	EXERCISE PRICE	AVERAGE
			EXERCISE PRICE
Outstanding warrants- December 31, 2009	2,399,324	$0.15-0.35	$0.18
Granted	-	-	-
Expired and/or Cancelled	-	-	-
Outstanding warrants-December 31, 2010	2,399,324	$0.15-0.35	$0.18
Granted	-	-	-
Expired and/or Cancelled	-	-	-
Outstanding warrants-December 31, 2011	2,399,324	$0.15-0.35	$0.18
Warrants exercisable-December 31, 2011	2,399,324	$0.15-0.35	$0.18

Outstanding employee warrants as of December 31, 2011, had a weighted average remaining contractual life of approximately 1.6 years. Vested employee warrants had a weighted average remaining contractual life of 1.6 years at December 31, 2011. There was no intrinsic value for unvested and vested employee warrants at December 31, 2011.

In addition to employee warrants, the Company had 1,200,000 warrants to non-employees outstanding at December 31, 2011, with an exercise price of $0.15 that expire June 3, 2013.

No employee options or warrants were exercised during 2011.  No options or warrants were granted during 2011 to the individuals set forth in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 23 2012,

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

		SHARES BENEFICIALLY OWNED
Name and Address of Beneficial Owner	Class of Security	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power
Don Crosbie (1)	Common Stock	1,700,000	4.9	4.3

Gary Austin (2)	Common Stock	500,000	1.4	1.3

Scott Spurlock (3)	Common Stock	430,000	1.2	1.1

Laura Bray (4)	Common Stock	150,000	*	*

John C. Willems, III	Common Stock	9,277	*	*

Thomas Michel (5)	Common Stock	1,892,625	5.4	4.7
	Series D Preferred Stock	720	100.0
	Series E Preferred Stock	50	100.0

Alfred Dubach (6)	Common Stock	1,220,000	3.5	3.1

Bo W. Lycke (7) 4730 Melissa Ln. Dallas, Texas 75229	Common Stock	2,581,326	7.4	6.5

Robert H. Brown, Jr. (8) 2626 Cole Ave, #400 Dallas, Texas 75204	Common Stock	1,362,354	3.9	3.4

McKesson Corporation One Post Street San Francisco, CA 94104	Common Stock	1,514,285	4.3	3.8

J. R. Schellenberg (9) Kohlrainstrasse 1 Kusnacht Switzerland CH-8700	Common Stock	1,793,603	5.1	4.5

Elmira United Corporation Swiss Tower – 16th Floor Panama Republic of Panama	Common Stock	17,999,466	51.61	45.1

Acceptius Inc 15400 Knoll Trail, Ste 330 Dallas, TX 75248	Common Stock	1,700,000	4.9	4.3

All our directors and executive officers as a group (5 persons) (10)	Common Stock Series D Preferred Stock Series E Preferred Stock	5,901,902 720 50	16.9 100.0 100.0	14.8

*        Less than one percent.

(1)	Includes 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.
(2)	Includes 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.
(3)	Includes 430,000 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.
(4)	Includes 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.
(5)	Includes 770,000 shares which may be issued to Mr. Michel upon conversion of preferred stock, and 605,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.
(6)	Includes 605,000 shares which Mr. Dubach has the right to acquire upon exercise of options or warrants.
(7)
Includes 1,051,603 shares of common stock owned of record by National Financial Corporation, of which Mr. Lycke is a 71.1% owner and 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants.

(8)	Includes 1,051,603 shares owned of record by National Financial Corporation, of which Mr. Brown is a 17.7% owner.
(9)
Includes 1,051,603 shares owned of record by National Financial Corporation by virtue of Mr. Schellenberg serving as President and Director of MNS Enterprises, Inc, which in turn manages the activities of National Financial Corporation pursuant to a management agreement.

(10)	Includes an aggregate of 3,060,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2009, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	670,676	$0.36	647,016

Equity Compensation Plans Not Approved By Stockholders	3,599,324	0.17	-
Total	4, 270,000	$0. 21	647,016

*Excludes securities reflected in column (a).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 30, 2011, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payments equal to the principal and accrued and unpaid interest on the note are due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2011 and 2010.

Fiscal year ended December 31, 2011

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$41,000
Audit-Related Fees (2)	-
Tax Fees (2)	-
All Other Fees (2)	-
Total	$41,000

Fiscal year ended December 31, 2010

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$42,000
Audit-Related Fees (2)	-
Tax Fees (2)	-
All Other Fees (2)	-
Total	$42,000

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2011 and December 31, 2010.

(2)	No such services were provided in 2011 or 2010.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

ITEM 15. EXHIBITS.

The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.6 (5)	Form of Warrant issued to Alfred Dubach dated June 3, 2003

*4.7 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.8 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.9 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.6 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.7(6)	Form of Registration Rights Agreement

10.8(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 16, 2006.

*10.9(8)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.10(9)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.11(10)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.12(11)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.13(12)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.14(13)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.15(14)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.16(15)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.17(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.18(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.19(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.20(18)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.21(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.22(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.23(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.24(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.25(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.26(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.27(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.28(16)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.29(17)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.30(19)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.31(20)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.32(21)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.33(22)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.34(23)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.35(24)	Unsecured Promissory Note between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.36(25)	Amendment No. 1, dated December 8, 2010, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.37(25)	Amendment No. 2, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.38(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.39(25)	Amendment No. 1, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.40(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.41(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.42(25)	Amendment No. 3, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.43(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.44(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.45(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.46(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.47(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.48(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.49(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.50(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.51(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.52(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.53(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.54(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.55(26)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated March 2, 2011.

10.56 (26)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 2, 2011.

10.57(27)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 3, 2011.

10.58 (28)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated July 27, 2011.

10.59 (29)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 29, 2011.

10.60(30)	Amendment No. 2, dated September 27, 2011, to the Unsecured Promissory Note by and between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.61 (30)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated September 29, 2011.

10.62 (31)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated October 31, 2011.

10.63 (32)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated November 30, 2011.

10.64 (33)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated January 17, 2012.

10.65 (34)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated February 8, 2012.

14	Code of Ethics

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2008.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 27, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2009 filed on October 15, 2009.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2010 filed on March 22, 2010.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 9, 2010 filed on September 14, 2010.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2010 filed on December 13, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2011 filed on March 8, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2011 filed on May 6, 2011.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2011 filed on July 29, 2011.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2011 filed on August 31, 2011.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2011 filed on September 30, 2011.

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 3, 2011.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2011 filed on December 2, 2011.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 17, 2012 filed on January 19, 2012.

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2012 filed on February 9, 2012.

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
Don Crosbie
President and Chief Executive Officer

Date: February 23, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2012.

/s/ Don Crosbie
Don Crosbie
Chief Executive Officer,
Class I Director and
Chairman of the Board

/s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ John C. Willems, III
John C. Willems, III
Class II Director

/s/ Thomas Michel
Thomas Michel
Class II Director