Form 10-Q
period 2012-03-31
CLAIMSNET COM INC
filed 2012-05-08
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934

For the Transition Period from  _______________________ to _______________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No X

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of May 8, 2012.

CLAIMSNET.COM INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)	5

Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2012 and 2011	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 4. Controls and Procedures	13

PART II. OTHER INFORMATION

ITEM 6. Exhibits	14

SIGNATURES	16

CERTIFICATIONS

31.1 Certification of Don Crosbie

31.2 Certification of Laura M. Bray

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I - FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$32	$40
Accounts receivable, net of allowance for doubtful accounts of $5 and $5	341	318
Prepaid expenses and other current assets	22	32
Total current assets	395	390

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	1	1

TOTAL ASSETS	$396	$391
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$306	$277
Accrued payroll and other current liabilities	86	114
Accrued interest – related parties	123	117
Deferred revenues – current portion	8	8
Notes payable to related parties	1,235	1,185
Convertible notes payable to related parties	10	10
Total current liabilities	1,768	1,711

LONG-TERM LIABILITIES
Deferred revenues – long-term portion	6	4
Note payable to related party	50	50
Total long-term liabilities	56	54
Total liabilities	1,824	1,765

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of March 31, 2012 and December 31, 2011	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,359)	(46,305)
Total stockholders' deficit	(1,428)	(1,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$396	$391

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES	$637	$573

COST OF REVENUES	500	434

GROSS PROFIT	137	139

OPERATING EXPENSES
Selling, general and administrative	185	176

Total operating expenses	185	176

LOSS FROM OPERATIONS	(48)	(37)

OTHER INCOME (EXPENSE)
Interest expense – related parties	(6)	(5)

NET LOSS	$(54)	$(42)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2011 and the Three Months Ended March 31, 2012 (unaudited)
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2010	1	$-	34,875	$35	$44,896	$(46,042)	$(1,111)

Cumulative effect of adoption of an accounting standard	-	-	-	-	-	(138)	(138)

Net loss	-	-	-	-	-	(125)	(125)

Balances at December 31, 2011	1	-	34,875	35	44,896	(46,305)	(1,374)

Net loss	-	-	-	-	-	(54)	(54)

Balances at March 31, 2012	1	$-	34,875	$35	$44,896	$(46,359)	$(1,428)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54)	$(42)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3
Bad debt expense	-	1
Changes in operating assets and liabilities:
Accounts receivable	(23)	2
Prepaid expenses and other current assets	10	24
Current liabilities and deferred revenue	9	(16)

Net cash used in operating activities	(58)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	50	30

Net cash provided by financing activities	50	30

NET INCREASE (DECREASE) IN CASH	(8)	2
CASH, BEGINNING OF PERIOD	40	23

CASH, END OF PERIOD	$32	$25

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the "Company") as of March 31, 2012 and the results of their operations and cash flows for the three months ended March 31, 2012 and 2011, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 23, 2012.

2.             NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell business assets or discontinue some or all of its business operations, take other actions, including deregistering of our securities as described in the following paragraph, which could be detrimental to business prospects and result in changes which could be material to its operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

The Company is considering voluntarily deregistering its class of common stock under the Securities Exchange Act of 1934, which may be accomplished by filing a Form 15 with the Securities and Exchange Commission (“SEC”). This action may occur prior to June 30, 2012, and is not predicated on notice to or approval from shareholders. Upon the filing of a Form 15, the Company's obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, would be suspended, and other filing requirements would terminate upon the effectiveness of deregistration. The Company's Board of Directors and its management will make this decision after careful consideration and review of the cumulative costs and the pros and cons of being an SEC reporting issuer. The Company is concerned that the incremental cost of compliance with general SEC regulations and other reporting requirements may not provide a discernible benefit to the Company’s shareholders. The savings derived from deregistration are expected to be significant. Deregistration may also allow management to devote more time and resources to build up and maintain the business.  If the Company deregisters its common stock, it may discontinue providing performance data and audited financial statements. If the Company deregisters its common stock and ceases filing periodic reports with the SEC (including Forms 10-K, 10-Q and 8-K), it expects its common stock to be delisted from trading on the OTCQB. Further, in the event of any deregistration, no assurance can be given that the Company’s common stock will be quoted on the Pink Sheets or otherwise traded at all.

3.             EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at March 31, 2012 (in thousands):

Computer hardware and software	$524
Software development costs	1,999
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35
2,617
Less accumulated depreciation and amortization	(2,616)
$1

4.             LOANS FROM RELATED PARTIES

On January 17, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

On February 8, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

5.             FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic 825 requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable, and other liabilities are carried at amounts that reasonably approximate their fair values. Notes payable to related parties may not be stated at fair value; however, the Company has no basis for determining a fair value interest rate for these notes.

6.             SUBSEQUENT EVENTS

On April 26, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

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

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and the following:

·	our ability to raise additional capital and secure additional financing;

·	our ability to market our services;

·	our ability to develop and maintain strategic partnerships or alliances;

·	our ability to maintain and increase our customer base;

·	our ability to protect our intellectual property rights;

·	our ability to further develop our technology and transaction processing system;

·	our ability to respond to competitive developments;

·	our ability to attract and retain key employees;

·	our ability to comply with government regulations;

·	the effects of natural disasters, computer viruses and similar disruptions to our computer systems;

·	the ability of our clients to pay their debts when they become due;

·	threats to Internet security; and

·	acceptance of the Internet and other online services in the healthcare industry and in general.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

IN GENERAL

As of March 31, 2012, we had a working capital deficit of $1,373,000 and a stockholders' deficit of $1,428,000.  We generated revenues of $637,000 for the three months ended March 31, 2012 and $573,000 for the three months ended March 31, 2011. We have incurred net losses since inception and had an accumulated deficit of $46,359,000 at March 31, 2012.  We expect to continue to operate at a loss approaching breakeven in the future.

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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2012. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions, including deregistering of our securities as described in the following paragraph, which could be detrimental to business prospects and result in changes which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

We are considering voluntarily deregistering our class of common stock under the Securities Exchange Act of 1934, which may be accomplished by filing a Form 15 with the Securities and Exchange Commission (“SEC”). This action may occur prior to June 30, 2012, and is not predicated on notice to or approval from shareholders. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, would be suspended, and other filing requirements would terminate upon the effectiveness of deregistration. The company’s Board of Directors and its management will make this decision after careful consideration and review of the cumulative costs and the pros and cons of being an SEC reporting issuer. The Company is concerned that the incremental cost of compliance with general SEC regulations and other reporting requirements may not provide a discernible benefit to the Company’s shareholders. The savings derived from deregistration are expected to be significant. Deregistration may also allow management to devote more time and resources to build up and maintain the business.  If the Company deregisters its common stock, it may discontinue providing performance data and audited financial statements. If the Company deregisters its common stock and ceases filing periodic reports with the SEC (including Forms 10-K, 10-Q and 8-K), it expects its common stock to be delisted from trading on the OTCQB. Further, in the event of any deregistration, no assurance can be given that the Company’s common stock will be quoted on the Pink Sheets or otherwise traded at all.

Our business strategy is as follows:

·	to utilize our state of the art technology to help large healthcare organizations achieve more efficient and less costly administrative operations;
·	to market our services directly to the payer community and its trading partners;
·
to aggressively pursue and support strategic relationships with companies that will in turn aggressively market our services to large volume healthcare organizations, including insurers, HMOs, third party administrators, provider networks, re-pricing organizations, clinics, hospitals, laboratories, physicians and dentists;

·	to provide total claim management services to payer organizations, including internet claim submission, paper claim conversion to electronic transactions, and receipt of EDI transmissions;
·
to continue to expand our product offerings to include additional transaction processing solutions, such as HMO encounter forms, eligibility and referral verifications, claim status inquiries, electronic remittance advices, claim attachments, and other healthcare administrative services, in order to diversify sources of revenue;

·	to license our technology for other applications, including stand-alone purposes, internet systems and private label use, and for original equipment manufacturers; and
·	to seek merger and acquisition opportunities that enhance our growth and profitability objectives.

Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services.  We expect most of our revenues to be recurring in nature. One client accounted for 35.1% of our revenue for the quarter ended March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions.  We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements.  The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems.  Customers pay implementation fees, transaction fees and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance.  For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers.  To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue.  We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred.  Subsequent to the release of the multiple deliverable revenue recognition guidance, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. If the multiple deliverables within the agreement cannot be treated as separate units of accounting, which applies to all agreements entered into during 2011 and 2012, then the fees are combined and the revenue is recognized ratably over the estimated expected business arrangement term of three years.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

REVENUES

Revenues for the three months ended March 31, 2012 (the “2012 first quarter”) were $637,000 compared to $573,000 for the three months ended March 31, 2011 (the “2011 first quarter”), representing an increase of 11%. The increase in revenues for the three month comparable periods was the result of an increase in the volume of transactions processed for pre-existing clients.

COST OF REVENUES

Cost of revenues for the 2012 first quarter was $500,000, compared with $434,000 for the 2011 first quarter.  The four components of cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation.  Data center expenses were $11,000 for the 2012 first quarter compared with $11,000 for the 2011 first quarter. Transaction processing expenses were $272,000 for the 2012 first quarter compared with $239,000 for the 2011 first quarter. The increase in third party transaction processing expense was primarily attributable to increased claim volumes from current customers as well as new agreements to outsource some processing to third parties.  Customer support operation expenses were $217,000 for the 2012 first quarter compared with $182,000 for the 2011 first quarter.  The increase in customer support operation expense was primarily attributable to an increase in customer service personnel required to implement the conversion of our systems to the new 5010 standard as mandated by Centers for Medicare and Medicaid Services (“CMS”).  Amortization and depreciation expenses for the 2012 first quarter included $0 of software amortization and development project amortization expenses compared with $2,000 for the 2011 first quarter.

OPERATING EXPENSES

There were no research and development expenses for the 2012 first quarter or the 2011 first quarter.  Research and development expenses are ordinarily comprised of personnel costs and related expenses.  There were no capitalized development costs during the 2012 or 2011 first quarter.

Selling, general and administrative expenses for the 2012 first quarter were $185,000 compared with $176,000 for the 2011 first quarter.  The increase in general and administrative expenses was primarily attributable to an increase in development personnel required to implement the conversion of our systems to the new 5010 standard as mandated by CMS.

OTHER INCOME (EXPENSE)

Interest expense of $6,000 was incurred for the 2012 first quarter on financing fees and related party debt compared with $5,000 for the 2011 first quarter.

NET LOSS

The net loss for the first quarter of 2012 was $54,000, or $0.00 per share, compared to $42,000, or $0.00 per share, in the first quarter of 2011. The increase was primarily attributable to increases in personnel required to implement the conversion of our systems to the new 5010 standard as mandated by CMS

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $58,000 for the 2012 first quarter was primarily related to net loss of $54,000 and changes in working capital of $4,000. Net cash used in operating activities of $28,000 for the 2011 first quarter was primarily related to net loss of $42,000 offset by changes in working capital of $10,000, bad debt of $1,000, and depreciation and amortization of $3,000.

Net cash provided by financing activities in the 2012 first quarter was $50,000 related to proceeds from related party debt.
Net cash provided by financing activities in the 2011 first quarter was $30,000 related to proceeds from related party debt.

On January 17, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

On February 8, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 23, 2012.  The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, except for the restatement of our quarterly report on Form 10-Q for the quarter ended March 31, 2011, as a result of the new accounting guidance related to the write off of goodwill, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2011 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   Exhibits

The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

10.1 (6)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated January 17, 2012.

10.2(7)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated February 8, 2012.

10.3(8)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 26, 2012.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 17, 2012 filed on January 19, 2012.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2012 filed on February 9, 2012.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2012 filed on April 27, 2012.

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

CLAIMSNET.COM INC.
(Registrant)

May 8, 2012
By:      /s/ Don Crosbie
Don Crosbie
Chief Executive Officer

May 8, 2012
By:      /s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer