Form 10-Q
period 2012-06-30
CLAIMSNET COM INC
filed 2012-07-19
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 34,874,696 shares outstanding as of July 16, 2012.

CLAIMSNET.COM INC. AND SUBSIDIARIES

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I - FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash and equivalents	$47	$40
Accounts receivable, net of allowance for doubtful accounts of $5 and $5	337	318
Prepaid expenses and other current assets	29	32
Total current assets	413	390

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	1	1

TOTAL ASSETS	$414	$391
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$305	$277
Accrued payroll and other current liabilities	110	114
Accrued interest – related parties	129	117
Deferred revenues – current portion	9	8
Notes payable to related parties	1,260	1,185
Convertible notes payable to related parties	10	10
Total current liabilities	1,823	1,711

LONG-TERM LIABILITIES

Deferred revenues – long-term portion	6	4
Note payable to related party	50	50
Total long-term liabilities	56	54
Total liabilities	1,879	1,765

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of June 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 34,874,696 shares issued and outstanding as of June 30, 2012 and December 31, 2011	35	35
Additional capital	44,896	44,896
Accumulated deficit	(46,396)	(46,305)
Total stockholders' deficit	(1,465)	(1,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$414	$391

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$657	$586	$1,293	1,158

COST OF REVENUES	494	415	993	849

GROSS PROFIT	163	171	300	309

OPERATING EXPENSES
Selling, general and administrative	195	166	380	342

Total operating expenses	195	166	380	342

INCOME (LOSS) FROM OPERATIONS	(32)	5	(80)	(33)

OTHER INCOME (EXPENSE)
Interest expense – related parties	(6)	(5)	(11)	(9)

Total other income (expense)	(6)	(5)	(11)	(9)

NET LOSS	$(38)	$-	$(91)	$(42)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	34,875	34,875	34,875	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2011 and the Six Months Ended June 30, 2012 (unaudited)
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2010	1	$-	34,875	$35	$44,896	$(46,042)	$(1,111)
Cumulative effect of adoption of an accounting standard						(138)	(138)
Net loss	-	-	-	-	-	(125)	(125)
Balances at December 31, 2011	1	-	34,875	35	44,896	(46,305)	(1,374)
Net loss	-	-	-	-	-	(91)	(91)
Balances at June 30, 2012	1	$-	34,875	$35	$44,896	$(46,396)	$(1,465)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91)	$(42)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	3

Changes in operating assets and liabilities:
Accounts receivable	(19)	18
Prepaid expenses and other current assets	3	13
Current liabilities and deferred revenue	39	(56)

Net cash used in operating activities	(68)	(64)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	75	70

Net cash provided by financing activities	75	70

NET INCREASE IN CASH AND EQUIVALENTS	7	6
CASH AND EQUIVALENTS, BEGINNING OF PERIOD	40	23

CASH AND EQUIVALENTS, END OF PERIOD	$47	$29

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the "Company") as of June 30, 2012 and the results of their operations and cash flows for the three and six months ended June 30, 2012 and 2011, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

The Company is considering voluntarily deregistering its class of common stock under the Securities Exchange Act of 1934, which may be accomplished by filing a Form 15 with the Securities and Exchange Commission (“SEC”). This action may occur prior to September 30, 2012, and is not predicated on notice to or approval from shareholders. Upon the filing of a Form 15, the Company's obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, would be suspended, and other filing requirements would terminate upon the effectiveness of deregistration. The Company's Board of Directors and its management will make this decision after careful consideration and review of the cumulative costs and the pros and cons of being an SEC reporting issuer. The Company is concerned that the incremental cost of compliance with general SEC regulations and other reporting requirements may not provide a discernible benefit to the Company’s shareholders. The savings derived from deregistration are expected to be significant. Deregistration may also allow management to devote more time and resources to build up and maintain the business.  If the Company deregisters its common stock, it may discontinue providing performance data and audited financial statements. If the Company deregisters its common stock and ceases filing periodic reports with the SEC (including Forms 10-K, 10-Q and 8-K), it expects its common stock to be delisted from trading on the OTCQB. Further, in the event of any deregistration, no assurance can be given that the Company’s common stock will be quoted on the Pink Sheets or otherwise traded at all.

3.             EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at June 30, 2012 (in thousands):

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

On April 26, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice. For more information on Schellenberg, please see our Form 10-K for the year ended December 31, 2011, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

5.             FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, Fair Value Measurements and Disclosures, requires disclosure about the fair value of all financial assets and liabilities for which it is practicable to estimate. Cash, accounts receivable, accounts payable and other liabilities are carried at amounts that reasonably approximate their fair values. The Company has not determined the fair value of notes payable to related parties as it does not have an objective means of making such a determination.

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

IN GENERAL

As of June 30, 2012, we had a working capital deficit of $1,410,000 and a stockholders' deficit of $1,465,000.  We generated revenues of $1,293,000 for the six months ended June 30, 2012 and $1,158,000 for the six months ended June 30, 2011. We have incurred net losses since inception and had an accumulated deficit of $46,396,000 at June 30, 2012.  We expect to continue to operate at a loss approaching breakeven in the near future.

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

We are considering voluntarily deregistering our class of common stock under the Securities Exchange Act of 1934, which may be accomplished by filing a Form 15 with the Securities and Exchange Commission (“SEC”). This action may occur prior to September 30, 2012, and is not predicated on notice to or approval from shareholders. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, would be suspended, and other filing requirements would terminate upon the effectiveness of deregistration. The Company’s Board of Directors and its management will make this decision after careful consideration and review of the cumulative costs and the pros and cons of being an SEC reporting issuer. The Company is concerned that the incremental cost of compliance with general SEC regulations and reporting requirements may not provide a discernible benefit to the Company’s shareholders. The savings derived from deregistration are expected to be significant. Deregistration may also allow management to devote more time and resources to build up and maintain the business.  If the Company deregisters its common stock, it may discontinue providing performance data and audited financial statements. If the Company deregisters its common stock and ceases filing periodic reports with the SEC (including Forms 10-K, 10-Q and 8-K), it expects its common stock to be delisted from trading on the OTCQB. Further, in the event of any deregistration, no assurance can be given that the Company’s common stock will be quoted on the Pink Sheets or otherwise traded at all.

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

Our primary source of revenues is fees paid by healthcare payers and vendors for private-label or co-branded licenses and services.  We expect most of our revenues to be recurring in nature. One client accounted for 33% of our revenue for the second quarter and 34% for the six months ended June 30, 2012.

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

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2011

REVENUES

Revenues for the three months ended June 30, 2012 (the “2012 second quarter”) were $657,000 compared to $586,000 for the three months ended June 30, 2011 (the “2011 second quarter”), representing an increase of 12%.

Revenues for the six months ended June 30, 2012 (the “2012 first half”) were $1,293,000 compared to $1,158,000 for the six months ended June 30, 2011 (the “2011 first half”), representing an increase of 12%.

COST OF REVENUES

Cost of revenues for the 2012 second quarter was $494,000, compared with $415,000 for the 2011 second quarter, representing an increase of 19%.  Cost of revenues for the 2012 first half was $993,000, compared with $849,000 for the 2011 first half, representing an increase of 17%.

The four ordinary components of our cost of revenues are data center expenses, transaction processing expenses, customer support operation expenses and amortization and depreciation. Data center expenses were $11,000 for the 2012 second quarter compared to $10,000 for the 2011 second quarter. Transaction processing expenses were $277,000 for the 2012 second quarter compared to $241,000 in the 2011 second quarter. Customer support operation expenses were $206,000 for the 2012 second quarter compared to $164,000 for the 2011 second quarter. These changes are primarily due to increased personnel and associated benefits needed to comply with the HIPAA 5010 health claim format mandated by regulations promulgated by the Centers for Medicare & Medicaid Services (CMS). There were no software amortization and development project amortization expenses for the 2012 or 2011 second quarter.

Data center expenses were $21,000 for the 2012 first half compared to $21,000 for the 2011 first half. Transaction processing expenses increased to $549,000 for the 2012 first half compared to $480,000 for the 2011 first half. The increase in third party transaction processing expenses was primarily attributable to the signing of new contracts with clearinghouses as well as new agreements to outsource some processing to third parties. Customer support operation expenses were $423,000 for the 2012 first half compared to $346,000 for the 2011 first half.  These changes are primarily due to increased personnel and associated benefits needed to comply with the HIPAA 5010 health claim format mandated by regulations promulgated by CMS. Amortization and depreciation expenses for the 2012 first half included $0 of software amortization and development project amortization expenses compared with $2,000 for the 2011 first half.

OPERATING EXPENSES

There were no research and development expenses for the 2012 first half or the 2011 first half.  Research and development expenses are ordinarily comprised of personnel costs and related expenses.  There were no capitalized development costs during the 2012 or 2011 first half.

Selling, general and administrative expenses for the 2012 second quarter were $195,000 compared with $166,000 for the 2011 second quarter, an increase of 17%. Selling, general and administrative expenses were $380,000 for the 2012 first half, compared with $342,000 for the 2011 first half, an increase of 11%. These changes are primarily due to the reinstatement of voluntary salary reductions and increased personnel and associated benefits.

OTHER INCOME (EXPENSE)

Interest expense of $6,000 and $11,000 was incurred for the 2012 second quarter and 2012 first half, respectively, on financing fees and related party debt compared with $5,000 and $9,000 for the 2011 second quarter and 2011 first half, respectively.

NET LOSS

The net loss for the second quarter of 2012 was $38,000, or $0.00 per share, compared to $0, or $0.00 per share, in the second quarter of 2011. The net loss for the first half of 2012 was $91,000, or $0.00 per share, compared to $42,000, or $0.00 per share, in the first half of 2011.  The increase in our net loss is primarily attributable to an increase in expenses related to increased personnel and associated benefits needed to comply with the HIPAA 5010 health claim format mandated by regulations promulgated by CMS.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $68,000 for the 2012 first half was primarily related to net loss of $91,000 offset by changes in working capital of $23,000. Net cash used in operating activities of $64,000 for the 2011 first half was primarily related to net loss of $42,000 and changes in working capital of $25,000, offset by depreciation and amortization of $3,000.

Net cash used in investing activities for the 2012 and 2011 first half was $0.

Net cash provided by financing activities in the 2012 first half was $75,000 related to proceeds from related party debt. Net cash provided by financing activities in the 2011 first half was $70,000 related to proceeds from related party debt.

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

On April 26, 2012, the Company issued an unsecured promissory note upon receipt of $25,000 from Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice. For more information on Schellenberg, please see our Form 10-K for the year ended December 31, 2011, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on February 23, 2012.  The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, except for the restatement of our quarterly report on Form 10-Q for the quarter ended March 31, 2011, as a result of the new accounting guidance related to the write off of goodwill, nor does management believe that it had any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLAIMSNET.COM INC.
(Registrant)

July 19, 2012
By: /s/ Don Crosbie
Don Crosbie
Chief Executive Officer

July 19, 2012
By: /s/ Laura M. Bray
Laura M. Bray
Chief Financial Officer