Form 10-K
period 2012-12-31
CLAIMSNET COM INC
filed 2013-02-26
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes [_]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average of bid and ask price of such common equity as of June 30, 2012, was $291,095.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.001 par value, 35,644,696 shares outstanding as of February 26, 2013.

DOCUMENTS INCORPORATED BY REFERENCE        None.

PART I

ITEM 1. BUSINESS.

Claimsnet.com inc. (“Company”, “we”, “our”, or “us”) is a Delaware corporation originally formed in April 1996. We are an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the Internet. Our proprietary software, which was developed over the last fourteen years, enables the efficient communication of data between healthcare payers and their provider networks and trading partners (claims clearinghouses, third party administrators, preferred provider organizations, health maintenance organizations, claim re-pricing organizations, independent physician associations, and managed service organizations), for the purpose of conducting administrative transactions required to effect financial reimbursement for healthcare services.  Our systems, in addition to providing electronic communication between various parties, improve editing and checking of data accuracy in medical claims without the need for changes to customers IT systems. Both the ease of data exchange as well as the quality of the data being exchanged, allows users to realize increases in electronic transaction volumes compared to paper transactions. These processes improve the speed and accuracy of the transactions and enhance the auto adjudication percentage rates, thereby improving the productivity of claims adjusters and the speed of medical reimbursements to healthcare providers. Included in this process is real-time editing of the claims data for compliance with format and content requirements of payers to satisfy payers specific processing requirements, again adding to people productivity and speed of reimbursement turn around times. In addition, our software provides for secure encryption of all claims data transmitted in compliance with the regulations of the United States Centers for Medicare and Medicaid Services (formerly HCFA).

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the HITECH Act of 2009 include sections on administrative simplification requiring improved efficiency in health care delivery by standardizing electronic data interchange, and protection of confidentiality and security of health data through setting and enforcing standards.  More specifically, HIPAA calls for (a) standardization of electronic patient health, administrative and financial data, (b) unique health identifiers for individuals, employers, health plans and health care providers, and (c) security standards protecting the confidentiality and integrity of "individually identifiable health information."  All healthcare organizations are affected, including health care providers, health plans, employers, public health authorities, life insurers, clearinghouses, billing agencies, information systems vendors, service organizations, and universities.  HIPAA calls for severe civil and criminal penalties for noncompliance.  The provisions relating to standards for electronic transactions, including health claims and equivalent managed care encounter information, became effective in October 2003 for clearinghouse and large payer organizations with implementation by all entities no later than October 2004.  The provisions relating to standards for privacy were implemented in April 2003 for large organizations and April 2004 for small organizations.  The provisions relating to security were implemented in April 2005.  The provisions relating to national provider identifiers were implemented in May 2007. The ARRA, HITECH Act became effective in 2010, and the technical standards were updated with a full implementation compliance date of January 1, 2012. The HIPAA Omnibus Rule of January 2013 brings about changes to HIPAA Privacy and Security Regulations as well as updates to the HITECH Act. These changes become effective during March 2013 with compliance dates in September 2013. In October 2014, the standards for the new ICD 10 codes will be mandated.

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

CUSTOMERS

We view our customers as (1) the payers accepting claims, (2) the strategic partners and affiliates with which we jointly operate, and (3) the healthcare providers submitting claims. Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 34% of our revenues for 2012 and 41% for 2011.

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

VENDORS

We view our vendors as (1) the payers to whom we transmit claims, and (2) the strategic partners and affiliates with which we jointly operate, Costs associated with two vendors represented a significant portion of our total cost of revenues during the last two years.  Cost of revenues paid to these two vendors represented 23% of our cost of revenues for 2012 and 25% for 2011.

We enter into agreements with our vendors.  Generally, such agreements protect our intellectual property rights and define the financial terms of our relationship. Generally, such agreements provide for transaction fees that we pay for certain transactions.

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

EMPLOYEES

As of December 31, 2012, we had a total of thirteen employees. Twelve of these employees were full-time employees and one was a part-time employee. Two of these employees were executive officers, two were key employees, and nine were technical and service personnel. None of our employees were represented by a labor organization. Some of our employees have been granted incentive stock options or warrants, and we believe that we have a satisfactory relationship with our employees.

SIGNIFICANT SUBSEQUENT EVENTS

None.

ITEM 1A. RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING OUR BUSINESS AND PROSPECTS.

CONDITIONS EXIST WHICH CAUSE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The report of our independent registered public accounting firm with respect to our financial statements as of December 31, 2012 and for the year then ended contains an explanatory paragraph with respect to our ability to continue as a going concern.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy our capital requirements through June 30, 2013. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. If we are unable to maintain or obtain sufficient capital, we may be unable to repay debt obligations as they become due, may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.

WE HAVE A HISTORY OF NET LOSSES AND LIMITED REVENUES, WE ANTICIPATE FURTHER LOSSES AND WE HAVE A WORKING CAPITAL DEFICIT.

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. For the years ended December 31, 2008, 2009, 2010, 2011 and 2012, we incurred net losses of $650,000, $364,000, $287,000, $125,000 and $199,000, respectively.  As of December 31, 2008, 2009, 2010, 2011 and 2012, we had working capital deficits of $789,000, $1,067,000, $1,243,000, $1,321,000 and $1,570,000, respectively.  We generated revenues of $2,080,000, $2,207,000, $2,326,000, $2,346,000 and $2,511,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively, which have not allowed us to become a viable, stable participant in our industry.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

If we continue to operate at a loss and are unable to increase our working capital, we may be unable to continue to operate our business.

ONE CUSTOMER GENERATED A SIGNIFICANT PORTION OF OUR REVENUES AND THE LOSS OF THIS CUSTOMER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 34% of our revenues for 2012 and 41% for 2011. The loss of this customer could have a material adverse effect on our business, prospects, financial condition, and results of operations

BECAUSE WE HAVE NOT BEEN ABLE TO ACHIEVE PROFITABLE OPERATIONS OR OBTAIN A MEANINGFUL POSITION WITHIN OUR INDUSTRY, OUR BUSINESS REMAINS LIMITED AND WE ARE THEREFORE PRONE TO ALL OF THE RISKS INHERENT IN THE ESTABLISHMENT OF A NEW BUSINESS VENTURE AND OUR SUCCESS IS HIGHLY SPECULATIVE.

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

•	our ability to comply with existing and future government regulations such as HIPAA, and

•	general economic conditions and economic conditions specific to the Internet, electronic commerce, and the medical claims processing industry.

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

WE RELY ON INTERNALLY DEVELOPED ADMINISTRATIVE SYSTEMS THAT ARE INEFFICIENT, WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.

Some of the systems and processes used by our business office to prepare information for financial, accounting, billing, and reporting may be less efficient than our competitors. These inefficiencies may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to continue our ongoing efforts to upgrade and expand our administrative systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our reporting methods, although we are unable to predict if or when these upgrades will improve our competitive position or whether we will have sufficient resources to implement these upgrades.

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

WE HAVE A LIMITED NUMBER OF SHARES OF OUR COMMON STOCK REMAINING AVAILABLE FOR ISSUANCE.

Although our articles of incorporation authorize the issuance of 40,000,000 shares of common stock, we have issued or reserved for issuance a total of 39,056,196 shares.  To the extent we need to sell common stock to raise capital or desire to issue common stock for any other reason, such as a merger, acquisition, or settlement of debt, we may not have a sufficient quantity of common stock to do so.  In this event, we may be forced to abandon such plans or consider utilizing preferred stock or debt securities, among other things, or seek approval of our stockholders to amend our certificate of incorporation to increase the number of shares of common stock authorized for issuance.

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

ISSUANCE OF NEW SERIES OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES.

We may be required to issue a new series of preferred stock for continued funding of operations.  If so, our board of directors has the right to create and issue, without stockholder approval, a new series of preferred stock with expansive rights regarding voting and liquidation preferences superior to owners of our common stock stockholders.  Therefore, any issuance of preferred stock could materially adversely affect the rights of holders of shares of our common stock and reduce the value of our common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, thereby preserving our control by the current stockholders.

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

WE HAVE NOT SUCCESSFULLY COMPETED AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY.

Based on total assets and annual revenues for the fiscal year ended in 2012, we are significantly smaller than the majority of our national competitors.  We have not successfully competed and may not in the future successfully compete in any market in which we conduct or may conduct operations.

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

As of February 26, 2013, we had outstanding 35,644,696 shares of common stock, of which approximately 22,854,856 shares were "restricted securities" as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended. These restricted shares are eligible for sale under Rule 144 at various times. We have entered into registration rights agreements currently requiring us to register the resale of approximately 3,411,500 shares of our common stock, including shares of common stock issuable upon the exercise of warrants and options. No prediction can be made as to the effect, if any, that sales of shares of common stock or the availability of such shares for sale will have on the market prices of our common stock prevailing from time to time. Nevertheless, the possibility that substantial amounts of our common stock may be sold in the public market may adversely affect prevailing market prices for the common stock and could impair our ability to raise capital through the sale of our equity securities.

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

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in this report, the risk factors discussed in the documents incorporated by reference herein, and the following:

•	our ability to raise additional capital and secure additional financing;

•	our ability to successfully implement our revised business strategy;

•	our ability to market our services;

•	our ability to develop and maintain strategic partnerships or alliances;

•	our ability to maintain and increase our customer base;

•	our ability to protect our intellectual property rights;

•	our ability to further develop our technology and transaction processing system;

•	our ability to respond to competitive developments;

•	our ability to attract and retain our executive officers and key employees;

•	our ability to comply with government regulations;

•	the effects of natural disasters, computer viruses and similar disruptions to our computer systems;

•	threats to Internet security; and

•	acceptance of the Internet and other online services in the healthcare industry and in general.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently lease 4,703 square feet of office space at a rent of approximately $6,927 per month, at 14860 Montfort Dr, Suite 250, Dallas, Texas 75254. The lease expires May 31, 2013.  We believe that, in the event alternative or larger offices are required, such space is available at competitive rates.  For our servers, we currently utilize at a cost of approximately $3,510 per month E-Link Systems, including a nationwide DS-3 backbone, a substantial dedicated web server management facility, and a 24-hour per day, 7 day per week Network Operations pursuant to an agreement expiring on November 30, 2013.  We may obtain an extension of this arrangement, which may result in a material increase in cost.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.001 (“Common Stock”), is traded on the OTC Bulletin Board (“OTCBB”) under the symbol "CLAI.OB". The following table sets forth the quarterly high and low close prices, as reported by the OTCBB for the period from January 1, 2011 through December 31, 2012:

	HIGH	LOW
2011
Three months ended March 31, 2011	0.06	0.03
Three months ended June 30, 2011	0.04	0.03
Three months ended September 30, 2011	0.03	0.02
Three months ended December 31, 2011	0.04	0.02
2012
Three months ended March 31, 2012	0.03	0.01
Three months ended June 30, 2012	0.02	0.01
Three months ended September 30, 2012	0.02	0.01
Three months ended December 31, 2012	0.01	0.01

All price quotations represent inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of February 26, 2013, there were approximately 92 holders of record of the Common Stock, based upon the stockholder listing provided by our transfer agent. Our transfer agent is Continental Stock Transfer & Trust Co, its phone number is 212-509-4000 and its fax number is 212-509-5150.

DIVIDEND POLICY

We have not paid any cash dividends on our Common Stock and, in view of net losses and our operating requirements, do not intend to pay cash dividends in the foreseeable future. If we achieve profitability, we intend to retain future earnings for reinvestment in the development and expansion of our business. Delaware law, where we are incorporated, contains certain restrictions on the payment of dividends. Any credit agreements, which we may enter into with institutional lenders but as of February 26, 2013 have not, may restrict our ability to pay dividends.   Any preferred stock stockholders may receive preferential rights in the distribution of dividends, if any.  Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that our board of directors determines to be relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 below.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 31, 2012, we had a working capital deficit, defined by the excess of current liabilities over current assets, of $1,570,000 and stockholders' deficit of $1,573,000.  We generated revenues of $2,511,000 for the year ended December 31, 2012. We have incurred net losses since inception and had an accumulated deficit of $46,504,000 at December 31, 2012.  We expect to continue to operate at a loss for the foreseeable future. We may never achieve profitability.  In addition, during the year ended December 31, 2012, net cash used in operating activities was $99,000.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions.  We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements.  The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems.  Customers pay implementation fees, transaction fees and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance.  For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers.  To the extent that implementation fees are received in advance of recognizing the revenue, we deferred these fees and recorded deferred revenue.  We recognize service fees for transactions and some additional services as the services are performed. As a result of the new revenue recognition guidance relating to arrangements with multiple deliverables, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. The new guidance had no significant impact on our revenue recognition policy for any new contract agreements entered into during 2011 and 2012.  We expense the costs associated with our customer service agreements as those costs are incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement in 2011 has resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius, Inc. (“Acceptius”) in fiscal year 2008. The cumulative effect of this new guidance was recognized as an adjustment to accumulated deficit as of the adoption date. In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in ASC topic 350. The amended guidance in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 31, 2011, with early adoption permitted. The Company adopted this new guidance as of December 31, 2011. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REVENUES

Revenues increased 7% to $2,511,000 in 2012 from $2,346,000 in 2011.  The increase in revenues was primarily due to the increased revenues from our existing customers. Revenues received from one customer represented a significant portion of our total revenues during the last two years.  Revenues received from this customer represented 34% of our revenues for 2012 and 41% for 2011.

COST OF REVENUES

Cost of revenues was $1,928,000 in 2012 compared to $1,748,000 for the prior year, an increase of 10%. The four recurring components of cost of revenues are data center expenses, third party transaction processing expenses, customer support operation expenses and amortization of software.  Data center expenses were $42,000 for the year ended December 31, 2012 compared with $42,000 for 2011. Third party transaction processing expenses were $1,056,000 in 2012 compared to $963,000 in 2011, an increase of 10%. The increase in third party transaction processing expenses was primarily attributable to new contracts with clearing houses. Customer support operations expense increased by 12% to $830,000 in 2012 from $741,000 in 2011.  The increase in customer support operations expenses was primarily attributable to an increase in support personnel. Software amortization and development project amortization expenses decreased to $0 in 2012 compared to $2,000 in 2011. The decrease was primarily attributable to software and equipment fully amortized in 2012.

RESEARCH AND DEVELOPMENT

Research and development expenses were $14,000 in 2012 and $13,000 in 2011.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $745,000 in 2012, compared with $689,000 in 2011, an increase of 8%. The increase is primarily related to reinstatement in 2012 of voluntary pay reductions taken by management for the first half of 2011.

INTEREST EXPENSE

Interest expense was $23,000 for 2012 compared with $21,000 for 2011. Included in the 2012 expense was $23,000 related to interest on notes payable to related parties compared with $20,000 for 2011. Interest of $1,000 was paid to vendors in 2011 for financing fees.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2012, net cash used in operating activities of $99,000 was primarily attributable to a net loss of $199,000, adjusted for depreciation and amortization of $1,000 and a decrease in other working capital accounts of $98,000 and an increase in deferred revenue of $1,000.

For the year ended December 31, 2011, net cash used in operating activities of $178,000 was primarily attributable to a net loss of $125,000, adjusted for depreciation and amortization of $3,000 offset by a change in other working capital accounts of $48,000 and a decrease in deferred revenue of $8,000.

We engaged in no investing activities during the years ended December 31, 2012 and 2011.

Net cash provided by financing activities in 2012 was $100,000 as a result of proceeds from debt financing from related parties. Net cash provided by financing activities in 2011 was $195,000 as a result of proceeds from debt financing from related parties.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements through June 30, 2013. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point that would be detrimental to business operations, curtail research and development activities, sell certain business assets or discontinue some or all of our business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing is effected, to the extent it includes equity securities, the holders of our common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment. Therefore, we are exploring alternatives in both the short and long term that may relieve our cash flow difficulties.

We are considering voluntarily deregistering our class of common stock under the Securities Exchange Act of 1934, which may be accomplished by filing a Form 15 with the Securities and Exchange Commission (“SEC”). This action may occur prior to March 31, 2013, and is not predicated on notice to or approval from stockholders. Upon the filing of a Form 15, our obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, would be suspended, and other filing requirements would terminate upon the effectiveness of deregistration. The Company’s Board of Directors and its management will make this decision after careful consideration and review of the cumulative costs and the pros and cons of being an SEC reporting issuer. The Company is concerned that the incremental cost of compliance with general SEC regulations and reporting requirements may not provide a discernible benefit to the Company’s stockholders. The savings derived from deregistration are expected to be significant. Deregistration may also allow management to devote more time and resources to build up and maintain the business.  If the Company deregisters its common stock, it may discontinue providing performance data and audited financial statements. If the Company deregisters its common stock and ceases filing periodic reports with the SEC (including Forms 10-K, 10-Q and 8-K), it expects its common stock to be delisted from trading on the OTCQB. Further, in the event of any deregistration, no assurance can be given that the Company’s common stock will be quoted on the Pink Sheets or otherwise traded at all.

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

We have audited the accompanying consolidated balance sheets of Claimsnet.com, Inc. and Subsidiaries, (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Claimsnet.com, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the consolidated financial statements, the Company has generated losses since inception, incurred negative cash flows from operations, and has a working capital and stockholders’ deficit at December 31, 2012.  Additionally, management does not believe that available cash resources, anticipated revenues from operations, or proceeds from financing activities and funding commitments will be sufficient to satisfy the Company’s near term capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Dallas, Texas
February 26, 2013

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash and equivalents	$41	$40
Accounts receivable, net of allowance for doubtful accounts of $4 and $5	314	318
Prepaid expenses and other current assets	31	32
Total current assets	386	390

EQUIPMENT, FIXTURES AND SOFTWARE
Total equipment, fixtures and software, net	-	1

TOTAL ASSETS	$386	$391
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$332	$277
Accrued payroll and other current liabilities	129	114
Accrued interest – related parties	140	117
Deferred revenues – current portion	10	8
Notes payable to related parties – current portion	1,285	1,185
Convertible notes payable to related parties	60	10
Total current liabilities	1,956	1,711

LONG-TERM LIABILITIES
Deferred revenues – long-term portion	3	4
Note payable to related party	-	50
Total long-term liabilities	3	54
Total liabilities	1,959	1,765

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 0 shares outstanding as of December 31, 2012 and 720 Shares of Series D (liquidation preference of $180) and 50 shares of Series E (liquidation preference of $15) issued and outstanding, convertible into common shares at 1,000 common shares per 1 convertible preferred share as of December 31, 2011	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 35,644,696 shares issued and outstanding as of December 31, 2012 and 34,874,696 shares issued and outstanding as of December 31, 2011	36	35
Additional capital	44,895	44,896
Accumulated deficit	(46,504)	(46,305)
Total stockholders' deficit	(1,573)	(1,374)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$386	$391

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011
REVENUES	$2,511	$2,346

COST OF REVENUES	1,928	1,748
GROSS PROFIT	583	598
OPERATING EXPENSES
Research and development	14	13
Selling, general and administrative	745	689
Total operating expenses	759	702

LOSS FROM OPERATIONS	(176)	(104)

OTHER INCOME (EXPENSE)
Interest expense – related parties	(23)	(20)
Interest expense - other	-	(1)
Total other income (expense)	(23)	(21)
NET LOSS	$(199)	$(125)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	35,123	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2010	1	-	34,875	35	44,896	(46,042)	(1,111)

Cumulative effect of adoption of an accounting standard	-	-	-	-	-	(138)	(138)

Net loss	-	-	-	-	-	(125)	(125)
Balances at December 31, 2011	1	$-	34,875	$35	$44,896	$(46,305)	$(1,374)

Preferred stock converted into common stock	(1)	-	770	1	(1)	-	-

Net loss	-	-	-	-	-	(199)	(199)
Balances at December 31, 2012	-	$-	35,645	$36	$44,895	$(46,504)	$(1,573)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199)	$(125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	3
Changes in operating assets and liabilities:
Accounts receivable	4	21
Prepaid expenses and other current assets	1	(1)
Accounts payable, accrued payroll, accrued interest and other liabilities	93	(68)
Deferred revenues	1	(8)
Net cash used in operating activities	(99)	(178)
CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net cash from investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable - related parties	100	195
Net cash provided by financing activities	100	195
NET INCREASE IN CASH AND EQUIVALENTS	1	17
CASH AND EQUIVALENTS, BEGINNING OF YEAR	40	23
CASH AND EQUIVALENTS, END OF YEAR	$41	$40
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$2
Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012 AND 2011

NOTE A--ORGANIZATION, BACKGROUND AND LIQUIDITY

Claimsnet.com inc. ("Claimsnet.com" or the "Company") is a Delaware corporation originally formed in April 1996. The Company owns, operates and licenses software used for processing medical insurance claims on the Internet. The Company completed an initial public offering in April 1999.

During 2011 and 2012, the Company entered into unsecured related party notes as detailed in NOTE E to these consolidated financial statements. In addition, the Company incurred interest on unsecured related party notes as detailed in NOTE E to these consolidated financial statements.

The Company has generated losses since inception and has incurred negative cash flow from operations. Through 2012, the Company generated minimal revenues and relied on an initial public offering, private equity placements, secured and unsecured debt, the sale of certain assets, and funding from a related entity to fund its operations and development activities.  The Company’s business strategy and organization has been modified on several occasions in an effort to improve near-term financial performance.

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities may not be sufficient to satisfy the Company’s capital requirements through June 30, 2013. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. Accordingly, the Company may be unable to repay debt obligations as they become due, forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities, sell business assets or discontinue some or all of its business operations, take other actions which could be detrimental to business prospects and result in charges which could be material to the Company’s operations and financial position, or cease operations altogether.  In the event that any future financing is effected, to the extent it includes equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities may be unable to recoup any of their investment.

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

The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation. At December 31, 2012 and 2011, the Company had no cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions.  We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements.  The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems.  Customers pay implementation fees, transaction fees and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2011, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance.  For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers.  To the extent that implementation fees are received in advance of recognizing the revenue, we deferred these fees and recorded deferred revenue.  We recognize service fees for transactions and some additional services as the services are performed. As a result of the new revenue recognition guidance, relating to arrangements with multiple deliverables, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. The new guidance had no significant impact on our revenue recognition policy for any new contract agreements entered into during 2011 and 2012.  We expense the costs associated with our customer service agreements as those costs are incurred.

SOFTWARE FOR SALE OR LICENSE

The Company begins capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. No software development costs were capitalized in 2012 or 2011. Software development costs of $0 and $2,000 were amortized in 2012 and 2011, respectively. Capitalized computer software costs include direct labor and labor-related costs both internally and externally.  The software is amortized after it is put into use over its expected useful life of 3 years.

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

EQUIPMENT, FIXTURES AND INTERNAL USE SOFTWARE

Equipment and fixtures are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the depreciable assets, which range from three to seven years. Internal use software is amortized using the straight-line method over the estimated useful life of three years. Maintenance and repairs are expensed as incurred.  Significant replacements and betterments are capitalized.  Depreciation expense related to equipment and fixtures totaled $1,000 and $1,000 in 2012 and 2011, respectively.

GOODWILL

In December 2010, FASB issued ASU No. 2010-28 When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. The amended guidance in ASU 2010-28 was effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The Company’s adoption of this new pronouncement in 2011 resulted in the impairment of $138,000 of goodwill. The goodwill was carried on the Company’s books as a result of the acquisition of Acceptius, Inc. (“Acceptius”) in fiscal year 2008. The cumulative effect of this new guidance has been recognized as an adjustment to accumulated deficit as of the adoption date. In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test described in ASC topic 350. The amended guidance in ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 31, 2011, with early adoption permitted. The Company adopted this new guidance as of December 31, 2011. The adoption did not have a material impact on our consolidated financial statements or footnote disclosures.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended December 31, 2012 and 2011, the Company did not recognize any interest or penalty expense related to income taxes or any uncertain tax positions. The Company determined the amounts of unrecognized tax benefits are not reasonably likely to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

LOSS PER SHARE

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common shares and dilutive common stock equivalents outstanding for each respective year.  Common stock equivalents, representing convertible preferred stock, convertible debt, options and warrants totaling approximately 3,411,500 and 5,076,500 shares at December 31, 2012 and 2011, respectively, are not included in the diluted loss per share as they would be antidilutive. Accordingly, diluted and basic loss per share are the same.

SEGMENT REPORTING

The Company operated during the two years presented in a single segment in accordance with current accounting guidance.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Revenues received from one customer represented 34% of our revenues for 2012 and 41% for 2011.

Trade accounts receivable are stated at the amount the Company expects to collect.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectibility of specific customer accounts:  customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms.  If the financial condition of the Company’s customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company generally does not require collateral. At December 31, 2012, the Company had one customer that made up 43% of the outstanding accounts receivable balance. At December 31, 2011, the Company had one customer that made up 50% of the outstanding accounts receivable balance.

Cost of revenues paid to two vendors represented 23% of our cost of revenues for 2012 and 25% for 2011.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs of $2,000 and $3,000 were incurred for each of the years ended December 31, 2012 and 2011, respectively.

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

NOTE C—PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, (in thousands):

	2012	2011
Computer hardware and software	$524	$524
Software development costs	1,999	1,999
Furniture and fixtures	31	31
Office equipment	28	28
Leasehold improvements	35	35
	2,617	2,617
Less accumulated depreciation and amortization	(2,617)	(2,616)
	$-	$1

NOTE D--INCOME TAXES

There was no provision or benefit for federal or state income taxes during the two years ended December 31, 2012 and 2011.

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before incomes taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011
Benefit computed at federal statutory rate	$(68)	$(43)
Permanent differences	13	13
Increase (decrease) in valuation reserve	(8)	25
State income tax	9	5
Change in prior year estimate	63	5
	$9	$5

The components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$15,255	$15,269
Fixed assets	13	13
Allowance for doubtful accounts	1	2
Deferred revenue	4	4
Other	109	102
Total deferred tax assets	15,382	15,390
Other deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(15,382)	(15,390)

Deferred income tax assets, net of deferred tax liabilities	$-	$-

At December 31, 2012, the Company has approximately $44,410,000 of federal net operating loss carryforwards, which began to expire in 2013 subject to certain limitations as described below.  The Company has approximately $156,000 of state tax credits for unused net operating losses as of December 31, 2012.

As a result of stock issued during 2008 and 2009, the Company may have experienced an ownership change as defined in Internal Revenue Code section 382.  As a result, the Company’s ability to use net operating loss carryforwards and certain other deductions to offset future taxable income may be limited.  The annual limit is an amount equal to the value of the Company at the date of an ownership change multiplied by approximately 5%. In addition, as the ability to generate future taxable income is highly uncertain, the Company has recorded a valuation allowance against all of its net deferred tax assets.

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

On September 27, 2011, the Company entered into Amendment Number 2 to that certain Unsecured Promissory Note by and between Claimsnet and Novinvest Associated S.A , a related party, dated September 9, 2010. Pursuant to the amendment, effective September 9, 2011, the Due Date on Unpaid Principal and Interest was changed to September 9, 2013. All other terms of the original agreement remain in effect.

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

NOTE F --STOCK BASED COMPENSATION ARRANGEMENTS

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

The Company did not grant any options for the years ended December 31, 2012 and 2011.

There was no share-based compensation expense related to share-based awards for the years ended December 31, 2012 and 2011.

The following table summarizes the stock option activity under the two Plans related to the Company:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE			WEIGHTED AVERAGE EXERCISE PRICE
Outstanding options-December 31, 2010	700,676	$0.30	-	1.25	$0.40
Granted	-		-		-
Expired and/or Cancelled	30,000	0.50	-	1.25	1.13
Outstanding options-December 31, 2011	670,676	$0.30	-	0.60	$0.36
Granted	-		-		-
Expired and/or Cancelled	270,676	0.30	-	0.60	0.38
Outstanding options-December 31, 2012	400,000		$0.35		$0.35
Options exercisable-December 31, 2012	400,000		$0.35		$0.35

Outstanding options as of December 31, 2012, had a weighted average remaining contractual life of approximately 1.2 years. Vested options had a weighted average remaining contractual life of 1.2 years as of December 31, 2012. At December 31, 2012, options available for grant under the Company’s 1997 Plan were 907,692. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2012.

The following table summarizes the warrant activity related to employee grants:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE			WEIGHTED AVERAGE EXERCISE PRICE

Outstanding warrants- December 31, 2010	2,399,324	$0.15	-	0.35	$0.18
Granted	-		-		-
Expired and/or Cancelled	-		-		-
Outstanding warrants-December 31, 2011	2,399,324	$0.15	-	0.35	$0.18
Granted	-		-		-
Expired and/or Cancelled	24,324		0.35		0.35
Outstanding warrants-December 31, 2012	2,375,000	$0.15	-	0.29	$0.17
Warrants exercisable-December 31, 2012	2,375,000	$0.15	-	0.29	$0.17

Outstanding employee warrants as of December 31, 2012, had a weighted average remaining contractual life of approximately 6 years. Vested employee warrants had a weighted average remaining contractual life of 6 years at December 31, 2012. There was no intrinsic value for unvested and vested employee warrants at December 31, 2012.

In addition to employee warrants, the Company had 600,000 warrants to non-employees outstanding at December 31, 2012, with an exercise price of $0.15 that expire June 3, 2013.

NOTE G--NOTES PAYABLE TO RELATED PARTIES

The following is a summary of notes payable to related parties at December 31:

	2012	2011
Note payable to a Director. Principal due on demand with30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	$30,000	$30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	20,000	20,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	30,000	30,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10)	35,000	35,000
Note payable to a Director. Principal due on demand with 30 days notice; unsecured. Interest payable at 1.75%.	15,000	15,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09; amended from 7% 3/20/08).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	50,000	50,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 5% 1/1/09).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	75,000	75,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	100,000	100,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10).	80,000	80,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	40,000	40,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 9.5% 1/1/09).	35,000	35,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09).	10,000	10,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	15,000	15,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	25,000
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Note payable to a 5% shareholder. Principal due on demand; unsecured. Interest payable at 1.75%.	25,000	-
Current notes payable – related parties	$1,285,000	$1,185,000

Note payable to a 5% shareholder. Principal due 9/9/2013 (amended from 9/9/11 on 9/27/11); unsecured. Interest payable at 1.75% (amended from 3% 12/1/10). (2)	-	50,000
Note payable – related party	$-	$50,000

The following is a summary of convertible note payable at December 31:

	2012	2011
Convertible note payable to a Director. Principal due on demand (amended from November 30, 2010 on 12/1/10), unsecured. Interest payable at 1.75% (amended from 3% 12/1/10; amended from 8% 1/1/09). (1)	10,000	10,000
Convertible note payable to a 5% shareholder. Principal due 9/9/13 (amended from 9/9/11 on 9/27/11); unsecured. Interest payable at 1.75% (amended from 3% 12/1/10). (2)	50,000	-
Convertible note payable – related party	$60,000	$10,000

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

(2) Payments equal to the principal and accrued and unpaid interest on the note are due on demand. At the option of both parties upon the maturity date, all or any portion of the outstanding principal and interest may be converted into a number of shares of the Company’s common stock at a conversion price of $.125 per share. As of December 31, 2011, this note payable was not considered convertible as the Company did not have sufficient shares of authorized but unissued common stock. As of December 31, 2012, this note is classified as a convertible note payable – related party as the Company has sufficient shares of authorized and unissued common stock.

NOTE H--COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space under a lease agreement that expires on May 31, 2013. Rent expense totaled $81,000 and $78,000 for each of the years ended December 31, 2012 and 2011, respectively.  The Company leases servers and web server management facilities under an agreement that expires in 2013. The Company has also entered into a software license commitment related to HIPAA validation software that expires in 2013.

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation.  Currently there are no such asserted claims.

NOTE I--RETIREMENT PLAN

The Company utilizes a third party for the processing and administration of its payroll and benefits. Under the agreement, the third party is legally a co-employer of all of the Company's employees, which are covered by the third party's 401(k) retirement plan. Under the plan, employer contributions are discretionary. During 2012, the Company made $4,000 in matching contributions and paid $3,000 in fees. During 2011, the Company made $3,000 in matching contributions and paid $3,000 in fees.

NOTE J-- --SUBSEQUENT EVENTS

None.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s consolidated financial statements for the current reporting period.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

MANAGEMENT

Our directors, executive officers, and key employees, their ages, and their positions held with us are as follows:

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

THOMAS MICHEL was elected as a director of our Company in February 2002.  Since 1996, Mr. Michel has been a Principal of Switzerland based CIMA Consulting, AG, of which he was a founder, and which provides financial and fund raising services in the form of venture capital, private equity, and bridge loan facilities.   From 1980 to 1996, he served in various capacities at Swiss Bank Corporation in Zurich, Switzerland, such as VP Financial Planning and Head of SBC Portfolio Management, Inc., a subsidiary of the Bank.  Mr. Michel currently serves on the Board of Directors for Best 243 AG, an automobile servicing company. He was during the last several years a Board Member of different companies in the sectors of medical treatment and skincare products.  The breadth of Mr. Michel’s experience led the board to believe this individual is qualified to serve on the board of directors.

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

Mr. Crosbie and Ms. Bray are our executive officers. The Company’s officers are appointed by our board of directors and do not have employment, severance or change of control agreements. They are employed on an “at will” basis and may be removed by our board of directors in accordance with the Company’s Bylaws and the provisions of the Delaware General Corporation Law (“DGCL”). To the best of our knowledge, no director or executive officer has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

STRUCTURE OF THE BOARD OF DIRECTORS

Our board of directors is divided into two classes with each class consisting of, as nearly as possible, one-half of the total number of directors constituting the entire board of directors. The Class I director currently is Mr. Crosbie, whose term expires at the next annual meeting of stockholders, which may be held in 2013. The Class II directors currently are Messrs. Willems and Michel, whose terms expire at the following annual meeting of stockholders. Each director is elected for a term of two years, except when the election is by the board to fill a vacancy, in which case, the director’s term expires at the next annual meeting of stockholders and is subject to removal from office in accordance with the Company’s Bylaws and the provisions of the DGCL. A director may hold office after the expiration of his term until his successor is elected and qualified subject to removal as set forth above.

There are no family relationships between or among our directors and executive officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), requires officers, directors and persons who beneficially own more than 10% of a class of our equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2012 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2012, or written representations that Form 5 was not required for fiscal 2012, we believe that all Section 16(a) filing requirements applicable to each of our officers, directors and greater-than-ten-percent stockholders were fulfilled in a timely manner.  We have notified all known beneficial owners of more than 10% of our common stock of their requirement to file ownership reports with the Securities and Exchange Commission.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid or accrued by us for services rendered in all capacities during the years ended December 31, 2012 and 2011 by the chief executive officer and each of our most highly compensated executive officers and key employees whose compensation exceeded $100,000 during the year ended December 31, 2012.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY $	ALL OTHER COMPENSATION $ (1)	TOTAL $
Don Crosbie	2012	$146,000	$1,460	$147,460
CEO	2011	$138,138	$1,381	$139,519

Gary Austin	2012	$135,000	-	$135,000
VP - Operations	2011	$129,731	-	$129,731

K. Scott Spurlock	2012	$140,175	-	$140,175
VP - Development	2011	$138,581	-	$138,581

(1)	Company match on employee contributions to the Company’s 401(k) plan.

In 2011 and 2012, none of our executive officers or key employees received, nor do we have any arrangement to pay, any bonus stock awards, option awards, non-equity incentive compensation, or other compensation other than as noted in the table above.

The following table provides information on the value of each of the named executive officers' and key employees’ options at December 31, 2012:

	2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised	Option
Name	Exercisable		Unexercisable	Unearned Options (#)	Exercise Price ($)	Option Expiration Date
Don Crosbie	1,500,000	(1)	-	-	0.15	6/3/13
Don Crosbie	200,000	(1)	-	-	0.29	9/21/14

Gary Austin	400,000	(1)	-	-	0.35	3/24/14
Gary Austin	100,000	(1)	-	-	0.29	9/21/14

K. Scott Spurlock	400,000	(1)	-	-	0.15	6/3/13

(1)	These are shares underlying warrants and options that originally vested over 3 years. All the shares vested prior to 2012.

All options were granted at an exercise price not less than the fair value of the common stock on the date of the grant.

DIRECTOR COMPENSATION

During the year ended December 31, 2012, directors neither received nor accrued compensation for their services as directors other than reimbursement of expenses relating to attending meetings of the board of directors.

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

Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by us become available again for issuance under the 1997 Plan. As of December 31, 2012, there were outstanding options to purchase an aggregate of 400,000 shares at an exercise price of $.35 per share and 907,692 shares remain available for option grants.

The following table summarizes and combines the stock option activity under the 1997 Plan and the Directors’ Plan through December 31, 2012 (none of the options granted have been exercised):

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE			WEIGHTED AVERAGE EXERCISE PRICE
Outstanding options-December 31, 2010	700,676	$0.30	-	1.25	$0.40
Granted	-		-		-
Expired and/or Cancelled	30,000	0.50	-	1.25	1.13
Outstanding options-December 31, 2011	670,676	$0.30	-	0.60	$0.36
Granted	-		-		-
Expired and/or Cancelled	270,676	0.30	-	0.60	0.38
Outstanding options-December 31, 2012	400,000		$0.35		$0.35
Options exercisable-December 31, 2012	400,000		$0.35		$0.35

Outstanding options as of December 31, 2012, had a weighted average remaining contractual life of approximately 1.2 years. Vested options had a weighted average remaining contractual life of 1.2 years as of December 31, 2012. At December 31, 2012, 907,692 shares remain available for option grant under the Company’s 1997 Plan. There were no options available for grant under the Company’s Directors’ Plan. There was no intrinsic value for unvested and vested options at December 31, 2012.

WARRANTS

We have from time to time issued warrants to our employees and directors.

The following table summarizes the warrant activity related to employee grants:

	NUMBER OF SHARES	PER SHARE EXERCISE PRICE			WEIGHTED AVERAGE EXERCISE PRICE
Outstanding warrants- December 31, 2010	2,399,324	$0.15	-	0.35	$0.18
Granted	-		-		-
Expired and/or Cancelled	-		-		-
Outstanding warrants-December 31, 2011	2,399,324	$0.15	-	0.35	$0.18
Granted	-		-		-
Expired and/or Cancelled	24,324		0.35		0.35
Outstanding warrants-December 31, 2012	2,375,000	$0.15	-	0.29	$0.17
Warrants exercisable-December 31, 2012	2,375,000	$0.15	-	0.29	$0.17

Outstanding employee warrants as of December 31, 2012, had a weighted average remaining contractual life of approximately 6 years. Vested employee warrants had a weighted average remaining contractual life of 6 years at December 31, 2012. There was no intrinsic value for unvested and vested employee warrants at December 31, 2012.

In addition to employee warrants, the Company had 600,000 warrants to non-employees outstanding at December 31, 2012, with an exercise price of $0.15 that expire June 3, 2013.

No employee options or warrants were exercised during 2012.  No options or warrants were granted during 2012 to the individuals set forth in the Summary Compensation Table above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 26 2013,

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding common stock,
•	each director and each of our named executive officers,
•	each of our key employees,
•	all of our directors, executive officers and key employees as a group, and
•	the number of shares of common stock beneficially owned by each such person and such group and the percentage of the outstanding shares owned by each such person and such group.

As used in the table below and elsewhere in this report, the term “beneficial ownership” with respect to a security is interpreted in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 as amended.  Under this rule and related rules, a person is deemed to beneficially own a security if the person has sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s).  Under these rules more than one person may be deemed to be a beneficial owner of the same securities.  However, for purposes of computing the aggregate number of shares owned by officers and directors as a group in the following table, the same shares are not counted more than once.  Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Beneficial ownership includes shares issuable upon exercise of options and warrants exercisable within sixty days, and issuable upon conversion of the preferred stock within sixty days.

Except as otherwise noted below, the address of each of the persons in the table is c/o Claimsnet.com inc., 14860 Montfort Dr., Suite 250, Dallas, Texas 75254.

Unless otherwise noted, beneficial ownership consists of sole ownership, voting, and investment power with respect to all common stock shown as beneficially owned by them.

		SHARES BENEFICIALLY OWNED
Name and Address of Beneficial Owner	Class of Security	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power
Don Crosbie (1)	Common Stock	1,700,000	4.8	4.4
Gary Austin (2)	Common Stock	500,000	1.4	1.3
Scott Spurlock (3)	Common Stock	400,000	1.1	1.0
Laura Bray (4)	Common Stock	150,000	*	*
John C. Willems, III	Common Stock	9,277	*	*
Thomas Michel (5)	Common Stock	1,887,625	5.3	4.8
Bo W. Lycke (6) 4730 Melissa Ln. Dallas, Texas 75229	Common Stock	1,279,723	3.6	3.3
Robert H. Brown, Jr. (7) 2626 Cole Ave, #400 Dallas, Texas 75204	Common Stock	1,362,354	3.8	3.5
McKesson Corporation One Post Street San Francisco, CA 94104	Common Stock	1,514,285	4.3	3.9
J. R. Schellenberg (8) Kohlrainstrasse 1 Kusnacht Switzerland CH-8700	Common Stock	2,845,206	8.0	7.3
Elmira United Corporation Swiss Tower – 16th Floor Panama Republic of Panama	Common Stock	17,999,466	50.5	46.1
Acceptius Inc 15400 Knoll Trail, Ste 330 Dallas, TX 75248	Common Stock	1,700,000	4.8	4.4
All our directors and executive officers as a group (4 persons) (9)	Common Stock	3,746,902	10.5	9.6

*        Less than one percent.

(1)	Includes 1,700,000 shares which Mr. Crosbie has the right to acquire upon exercise of options or warrants.
(2)	Includes 500,000 shares which Mr. Austin has the right to acquire upon exercise of options or warrants.
(3)	Includes 400,000 shares which Mr. Spurlock has the right to acquire upon exercise of options or warrants.
(4)	Includes 150,000 shares which Ms. Bray has the right to acquire upon exercise of options or warrants.
(5)	Includes 600,000 shares which Mr. Michel has the right to acquire upon exercise of options or warrants.
(6)
Includes 1,051,603 shares of common stock owned of record by National Financial Corporation, of which Mr. Lycke is a 71.1% owner and 250,000 shares which Mr. Lycke has the right to acquire upon exercise of options or warrants.

(7)	Includes 1,051,603 shares owned of record by National Financial Corporation, of which Mr. Brown is a 17.7% owner.
(8)
Includes 2,103,206 shares owned of record by National Financial Corporation by virtue of Mr. Schellenberg serving as President and Director of MNS Enterprises, Inc, which in turn manages the activities of National Financial Corporation pursuant to a management agreement.

(9)	Includes an aggregate of 1,680,000 shares which they have a right to acquire upon exercise of options or warrants.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth, as of December 31, 2012, information regarding compensation plans under which equity securities are authorized for issuance.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS*
	(a)	(b)	(c)
Equity Compensation Plans Approved By Stockholders	400,000	$0.35	907,692

Equity Compensation Plans Not Approved By Stockholders	2,375,000	0.17	-
Total	2,775,000	$0. 20	907,692

*Excludes securities reflected in column (a).

Equity compensation plans approved by stockholders include the 1997 Stock Option Plan and the Directors’ Plan, as more fully described in Item 10.

Equity compensation plans not approved by stockholders include the following:

*           In June 2003, we issued warrants to acquire an aggregate of 3,450,000 shares of common stock to certain employees, of which 1,975,000 warrants remain outstanding.  The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013;

*           In June 2003, we issued ten-year warrants to acquire an aggregate of 1,200,000 shares of common stock to two directors as compensation for services outside of their director duties, of which 600,000 warrants remain outstanding.  The exercise price of these warrants is $0.15 per share, all are fully exercisable and expire in June 2013; and

*           In September 2004, we issued ten-year warrants to acquire an aggregate of 550,000 shares of common stock to certain employees at an exercise price of $0.29 per share, of which 400,000 warrants remain outstanding. These warrants are fully exercisable and expire in September 2014.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Whitley Penn LLP, our independent registered public accounting firm, for professional services rendered during the fiscal years ended December 31, 2012 and 2011.

Fiscal year ended December 31, 2012

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$39,993
Audit-Related Fees (2)	-
Tax Fees (2)	-
All Other Fees (2)	-
Total	$39,993

Fiscal year ended December 31, 2011

FEE CATEGORY	WHITLEY PENN LLP

Audit Fees (1)	$42,244
Audit-Related Fees (2)	-
Tax Fees (2)	-
All Other Fees (2)	-
Total	$42,244

(1)
Audit Fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2012 and December 31, 2011.

(2)	No such services were provided in 2012 or 2011.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, our entire board of directors acts as our audit committee and approves each engagement for audit or non-audit services before we engage a firm to provide those services.

ITEM 15. EXHIBITS.

The following exhibits are filed herewith or are incorporated herein by reference:

3.1(2)	Certificate of Incorporation

3.1(a) (2)	Certificate of Amendment to Certificate of Incorporation

3.1(b) (4)	Certificate of Designation of Series A Preferred Stock

3.1(c) (4)	Certificate of Designation of Series B Preferred Stock

3.1(d) (4)	Certificate of Designation of Series C Preferred Stock

3.1(e) (4)	Certificate of Designation of Series D Preferred Stock

3.1(f) (1)	Certificate of Designation of Series E Preferred Stock

3.2(2)	Bylaws, as amended

4.1(2)	Form of Common Stock Certificate

4.2 (4)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002

*4.3(5)	Form of Warrant issued to Don Crosbie dated June 3, 2003

*4.4 (5)	Form of Warrant issued to certain employees dated June 3, 2003

*4.5 (5)	Form of Warrant issued to Thomas Michel dated June 3, 2003

*4.7 (6)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

*4.8 (6)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

*4.9 (6)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

*10.1(2)	1997 Stock Option Plan, as amended through October 19, 2000

*10.2 (3)	Amendment dated October 20, 2000 to 1997 Stock Option Plan

*10.3(2)	Form of Indemnification Agreement

*10.4(2)	Form of Non-Employee Director’s Plan

10.5 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.6 (1)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.7(6)	Form of Registration Rights Agreement

10.8(7)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 16, 2006.

*10.9(8)	Unsecured Convertible Promissory Note between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.10(9)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.11(10)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.12(11)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.13(12)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.14(13)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.15(14)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.16(15)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.17(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.18(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.19(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.20(18)	Amendment No. 2, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.21(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.22(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.23(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.24(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.25(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.26(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.27(18)	Amendment No. 1, dated January 31, 2009, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.28(16)	Unsecured Convertible Promissory Note between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.29(17)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.30(19)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.31(20)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.32(21)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.33(22)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.34(23)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.35(24)	Unsecured Promissory Note between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.36(25)	Amendment No. 2, dated December 8, 2010, to the Unsecured Convertible Promissory Note by and between Claimsnet.com and Thomas Michel dated January 23, 2007.

10.37(25)	Amendment No. 2, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 16, 2008.

10.38(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated September 29, 2008.

10.39(25)	Amendment No. 1, dated December 8, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated October 13, 2009.

10.40(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Thomas Michel dated February 16, 2010.

10.41(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 16, 2006.

10.42(25)	Amendment No. 3, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated December 13, 2007.

10.43(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated August 20, 2008.

10.44(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated October 28, 2008.

10.45(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated November 26, 2008.

10.46(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated January 6, 2009.

10.47(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated February 4, 2009.

10.48(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated April 15, 2009.

10.49(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated May 11, 2009.

10.50(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated July 28, 2009.

10.51(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and National Financial Corporation dated March 18, 2010.

10.52(25)	Amendment No. 1, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.53(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated June 6, 2002.

10.54(25)	Amendment No. 2, dated December 31, 2010, to the Unsecured Promissory Note by and between Claimsnet.com and J. R. Schellenberg dated August 1, 2002.

10.55(26)	Unsecured Promissory Note between Claimsnet.com and Thomas Michel dated March 2, 2011.

10.56 (26)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 2, 2011.

10.57(27)	Unsecured Promissory Note between Claimsnet.com and National Financial Corporation dated May 3, 2011.

10.58 (28)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated July 27, 2011.

10.59 (29)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated August 29, 2011.

10.60(30)	Amendment No. 2, dated September 27, 2011, to the Unsecured Promissory Note by and between Claimsnet.com and Novinvest Associated S.A. dated September 9, 2010.

10.61 (30)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated September 29, 2011.

10.62 (31)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated October 31, 2011.

10.63 (32)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated November 30, 2011.

10.64 (33)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated January 17, 2012.

10.65 (34)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated February 8, 2012.

10.66 (35)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 26, 2012.

10.67 (36)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated September 7, 2012.

14	Code of Ethics

21.1	Subsidiaries of Claimsnet.com inc.

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Laura M. Bray

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*	Contract with management or compensatory arrangement.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(2)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 filed on April 16, 2001 and amended on October 3, 2001

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003, filed on March 29, 2004.

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed on March 16, 2005.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 16, 2006.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, filed on April 26, 2007.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 13, 2007.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2008.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 16, 2008.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 29, 2008.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 28, 2008.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 27, 2008.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 6, 2009 filed on January 9, 2009.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 4, 2009 filed on February 6, 2009.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 15, 2009 filed on April 20, 2009.

(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on April 28, 2009.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 11, 2009 filed on May 12, 2009.

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on July 30, 2009.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 13, 2009 filed on October 15, 2009.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 16, 2010 filed on February 18, 2010.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2010 filed on March 22, 2010.

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 9, 2010 filed on September 14, 2010.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated December 8, 2010 filed on December 13, 2010.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 2, 2011 filed on March 8, 2011.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 3, 2011 filed on May 6, 2011.

(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 27, 2011 filed on July 29, 2011.

(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 29, 2011 filed on August 31, 2011.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 27, 2011 filed on September 30, 2011.

(31)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 3, 2011.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 30, 2011 filed on December 2, 2011.

(33)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 17, 2012 filed on January 19, 2012.

(34)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 8, 2012 filed on February 9, 2012.

(35)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 26, 2012 filed on April 27, 2012.

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 7, 2012 filed on September 10, 2012.

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

CLAIMSNET.COM INC.
(Registrant)

By:           /s/ Don Crosbie
______________________
Don Crosbie
President and Chief Executive Officer

Date: February 26, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2013.

/s/ Don Crosbie
_____________________
Don Crosbie
Chief Executive Officer,
Class I Director and
Chairman of the Board

/s/ Laura M. Bray
_____________________
Laura M. Bray
Chief Financial Officer and Principal Accounting Officer

/s/ John C. Willems, III
_____________________
John C. Willems, III
Class II Director

/s/ Thomas Michel
_____________________
Thomas Michel
Class II Director