Form 10-Q
period 2013-03-31
CLAIMSNET COM INC
filed 2013-05-07
CIK 1046057

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 35,644,696 shares outstanding as of May 6, 2013.

CLAIMSNET.COM INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	3

		Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2013 and 2012	4

		Consolidated Statements of Changes in Stockholders’ Deficit for the Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)	5

		Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2013 and 2012	6

		Notes to Consolidated Financial Statements	7

	ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	ITEM 4 Controls and Procedures		15

PART II. OTHER INFORMATION			16

	ITEM 6. Exhibits		16

SIGNATURES			18

CERTIFICATIONS

31.1	Certification of Don Crosbie

31.2	Certification of Laura M. Bray

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray

PART I - FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS
CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	(Unaudited) March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$28	$41
Accounts receivable, net of allowance for doubtful accounts of $3 and $4	313	314
Prepaid expenses and other current assets	21	31

Total current assets	362	386

TOTAL ASSETS	$362	$386

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$364	$332
Accrued payroll and other current liabilities	78	129
Accrued interest – related parties	146	140
Deferred revenues – current portion	7	10
Notes payable to related parties	1,305	1,285
Convertible notes payable to related parties	60	60

Total current liabilities	1,960	1,956

LONG-TERM LIABILITIES
Deferred revenues – long-term portion	4	3

Total long-term liabilities	4	3

Total liabilities	1,964	1,959

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Convertible preferred stock, $.001 par value; 4,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 40,000,000 shares authorized; 35,644,696 shares issued and outstanding as of March 31, 2013 and December 31, 2012	36	36
Additional capital	44,895	44,895
Accumulated deficit	(46,533)	(46,504)

Total stockholders' deficit	(1,602)	(1,573)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$362	$386

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES	$592	$637

COST OF REVENUES	454	500

GROSS PROFIT	138	137

OPERATING EXPENSES
Selling, general and administrative	161	185

Total operating expenses	161	185

LOSS FROM OPERATIONS	(23)	(48)

OTHER EXPENSE
Interest expense – related parties	(6)	(6)

NET LOSS	$(29)	$(54)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (BASIC AND DILUTED)	35,645	34,875

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Year Ended December 31, 2012 and the Three Months Ended March 31, 2013 (unaudited)
(In thousands)

	Number of Preferred Shares Outstanding	Preferred Stock	Number of Common Shares Outstanding	Common Stock	Additional Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balances at December 31, 2011	1	$-	34,875	$35	$44,896	$(46,305)	$(1,374)

Preferred stock converted into common stock	(1)	-	770	1	(1)	-	-

Net loss	-	-	-	-	-	(199)	(199)

Balances at December 31, 2012	-	-	35,645	36	44,895	(46,504)	(1,573)

Net loss	-	-	-	-	-	(29)	(29)

Balances at March 31, 2013	-	$-	35,645	$36	$44,895	$(46,533)	$(1,602)

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29)	$(54)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Changes in operating assets and liabilities:
Accounts receivable	1	(23)
Prepaid expenses and other current assets	10	10
Current liabilities and deferred revenue	(15)	9

Net cash used in operating activities	(33)	(58)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	20	50

Net cash provided by financing activities	20	50

NET DECREASE IN CASH	(13)	(8)
CASH, BEGINNING OF PERIOD	41	40

CASH, END OF PERIOD	$28	$32

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-

Cash paid for taxes	$-	$-

See notes to consolidated financial statements.

CLAIMSNET.COM INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.             BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of Claimsnet.com inc. and subsidiaries (the "Company" or “Claimsnet”) as of March 31, 2013 and the results of their operations and cash flows for the three months ended March 31, 2013 and 2012, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 26, 2013.

2.             NEED FOR ADDITIONAL CAPITAL AND LIQUIDITY

Management believes that available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy the Company’s capital requirements past September 30, 2013. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, the Company may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, the Company may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell business assets or discontinue some or all of its business operations, take other actions, including deregistering of our securities, which could be detrimental to business prospects and result in changes which could be material to its operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of the sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

Therefore, we have been exploring alternatives in both the short term and long term to relieve our cash flow difficulties. On a short term basis, we have continued to borrow money from affiliates. See Loans from Related Parties note (number-4) and Subsequent Event note (number-6) to the Consolidated Financial Statements contained herein.

On a long term basis, we have entered into an Acquisition Agreement, dated March 18, 2013, (as amended by the Amended Acquisition Agreement, dated April 24, 2013), with TransCoastal Corporation (“TransCoastal”), a Texas corporation, to acquire TransCoastal, by the issuance of shares of our convertible preferred stock. TransCoastal is an oil and gas exportation and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Pursuant to the Amended Acquisition Agreement, it is contemplated that the Company will place, at the time of the Closing, all of the assets and liabilities constituting the current business operations of the Company into a separate wholly-owned subsidiary of the Company (the “Claimsnet Subsidiary”) and to seek to sell the Claimsnet Subsidiary by the end of the second quarter to certain debt holders of Claimsnet, who are affiliates of the Company, in exchange for cancellation by such debt holders of the Company indebtedness owed to them. See Subsequent Event note (number-6) to the Consolidated Financial Statements contained herein.

The management of the Company, based on its review of financial and other information relating to TransCoastal and discussions with the management of TransCoastal, believes that upon consummation of the transaction with TransCoastal pursuant to the Amended Acquisition Agreement and the sale of the Claimsnet Subsidiary, available cash resources may be sufficient to satisfy the Company’s capital requirements past September 30, 2013.

3.             EQUIPMENT, FIXTURES AND SOFTWARE

Equipment, fixtures and software consists of the following at March 31, 2013 (in thousands):

Computer hardware and software	$524
Software development costs	1,999
Furniture and fixtures	31
Office equipment	28
Leasehold improvements	35

2,617
Less accumulated depreciation and amortization	(2,617)
$-

4.             LOANS FROM RELATED PARTIES

On March 27, 2013, the Company issued an unsecured promissory note upon receipt of $20,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

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

6.            SUBSEQUENT EVENTS

On March 18, 2013, the Company, entered into an Acquisition Agreement (the “Agreement”) with TransCoastal Corporation, a Texas corporation (“TransCoastal”).

TransCoastal is an oil and gas exploration and production company focused primarily on the development of oil and gas reserves in Texas and the Southwest region of the United States.

Pursuant to the Agreement, Claimsnet agreed to purchase all of the TransCoastal's issued and outstanding shares of common stock.  The purchase consideration was to be in the form of certificates evidencing newly issued shares of (“Claimsnet Shares”) of Claimsnet's common stock (“Claimsnet Common Stock”) to be issued to TransCoastal’s selling shareholders in the aggregate number of up to 23,401,590 post-reverse split shares of Claimsnet Common Stock . In addition, Claimsnet agreed to conduct a reverse-stock split of 200 to 1, the outcome of which would cause the pre-Closing stockholders of Claimsnet to own, in the aggregate, a total of approximately 178,000 shares of Claimsnet Common Stock.

The Agreement also provided that at and subject to the Closing, the name of Claimsnet would be changed to TransCoastal Corporation, and TransCoastal, which will then be a subsidiary of TransCoastal Corporation, would change its name to TransCoastal Corporation of Texas.

The Board of Directors (the “Board”) and the holders of a majority of the issued and outstanding shares of Claimsnet Common Stock as of the record date, March 18, 2013, approved the reverse stock split and name change upon the closing of the transaction.  Claimsnet filed a Preliminary Information Statement on Schedule 14C with the Securities and Exchange Commission on March 27, 2013.  Subsequently, Claimsnet and TransCoastal decided to amend the Acquisition Agreement (the “Amended Agreement”) on April 24, 2013 to provide that the purchase price for the TransCoastal shares would be up to 4,000,000 shares of Claimsnet Preferred Stock.  The Amended Agreement does not provide for a name change at the closing of the transaction.  The Board approved the Amended Agreement and the terms of the Series F Preferred Stock would be a new Series F with the attributes as set forth in Schedule 2.1 to the Amended Agreement on April 23, 2013.  Stockholders approval was not required with respect to the Amended Agreement and, therefore, Claimsnet decided not to proceed with the Information Statement.

The Claimsnet Preferred Stock would be a new Series F, and each share of the Claimsnet Preferred Stock would be convertible into 1,170.076 shares of Claimsnet Common Stock, subject to adjustments for stock dividends, stock splits and similar events; provided that such conversion right is conditioned on the existence of a sufficient number of authorized but unissued shares of Claimsnet Common Stock being available to effectuate such conversion.  The Claimsnet Preferred Stock shall vote together with the Claimsnet Common Stock on an as-converted basis and not as a separate class except (i) that so long as at least 1,000,000 shares of the Claimsnet Preferred Stock Series F are outstanding, the Claimsnet Preferred Stock as a class are entitled to elect three (3) members of the Board, who shall constitute a majority of the Board, and (ii) as required by law.  The term “as-converted basis” applies even if the condition for the conversion of the Claimsnet Preferred Stock into shares of Claimsnet Common Stock has not been met at such time.  The Claimsnet Preferred Stock would also have the other attributes as set forth in Schedule 2.1 to the Amended Agreement.

At the Closing, the current Class II directors, Thomas Michel and John Willems, will resign and David May and Stuart Hagler, affiliates of TransCoastal, will fill such vacancies.  Also an additional Class I director position will be created, and Andy Westmoreland, an affiliate of TransCoastal, will fill such vacancy.  The directorships of May, Hagler, and Westmoreland shall be effective in accordance with Rule 14f-1 under the Securities Exchange Act of 1934.

Claimsnet’s obligation to close the transaction is subject, among other things, to TransCoastal’s selling shareholders having completed and delivered to Claimsnet the Investment Letter and having delivered their stock certificates for TransCoastal Shares and stock powers, such that Claimsnet will acquire at Closing not less than 90% of TransCoastal Shares.

TransCoastal’s obligation to close the transaction is subject, among other things, to Claimsnet’s Board having approved the Certificate of Designation with respect to the Series F Preferred Stock and Claimsnet having duly filed the Certificate of Designation with the Secretary of State of the State of Delaware.  Also, Claimsnet must obtain the cancellation of all outstanding warrants, options, conversion or similar rights relating to shares of Claimsnet Common Stock.

Pursuant to the Amended Agreement, it is contemplated that Claimsnet will place, at the time of the Closing, all the assets and liabilities constituting the current business operations of Claimsnet into a separate wholly owned subsidiary of ("Claimsnet Subsidiary") and to seek to sell the Claimsnet Subsidiary by the end of the second quarter to certain debt holders (the “Debt Holders”) of Claimsnet in exchange for the cancellation by the Debt Holders indebtedness owed to the Debt Holders by Claimsnet.  The Debt Holders are expected to be Thomas Michel, a director of Claimsnet, and National Financial Corporation and J.R. Schellenberg, who are principal stockholders of Claimsnet.

The Amended Agreement contains customary representations, warranties and covenants.  Each party has agreed to indemnify the other, subject to certain limitations, for losses incurred by such indemnified party to the extent arising from the indemnifying party’s breaches of the Agreement.

The Amended Agreement provides that it will terminate and be null and void if the transaction does not close by May 31, 2013.

On April 29, 2013, the Company issued an unsecured promissory note upon receipt of $25,000 from J.R. Schellenberg. The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

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

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe that the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and, as a result, the forward-looking statements based on those assumptions could be incorrect. In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements. We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the risk factors discussed under the heading “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and the following:

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

IN GENERAL

As of March 31, 2013, we had a working capital deficit of $1,598,000 and a stockholders' deficit of $1,602,000.  We generated revenues of $592,000 for the three months ended March 31, 2013 and $637,000 for the three months ended March 31, 2012. We have incurred net losses since inception and had an accumulated deficit of $46,533,000 at March 31, 2013.  We expect to continue to operate at a loss approaching breakeven in the future.

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

We believe that our available cash resources, together with anticipated revenues from operations and the proceeds of recently completed financing activities and funding commitments may not be sufficient to satisfy our capital requirements past September 30, 2013. Necessary additional capital may not be available on a timely basis or on acceptable terms, if at all. In any of these events, we may be unable to implement current plans for expansion or to repay debt obligations as they become due.  If sufficient capital cannot be obtained, we may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, sell certain business assets or discontinue some or all of our business operations, take other actions, including deregistering of our securities as described in the following paragraph, which could be detrimental to business prospects and result in changes which could be material to our operations and financial position, or cease operations altogether.  In the event that any future financing should take the form of a sale of equity securities, the holders of the common stock and preferred stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of equity securities will be unable to recoup any of their investment.

Therefore, we have been exploring alternatives in both the short term and long term to relieve our cash flow difficulties. On a short term basis, we have continued to borrow money from affiliates. See Loans from Related Parties note (number-4) and Subsequent Event note (number-6) to the Consolidated Financial Statements contained herein.

On a long term basis, we have entered into an Acquisition Agreement, dated March 18, 2013, (as amended by the Amended Acquisition Agreement, dated April 24, 2013), with TransCoastal Corporation (“TransCoastal”), a Texas corporation, to acquire TransCoastal, by the issuance of shares of our convertible preferred stock. TransCoastal is an oil and gas exportation and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Pursuant to the Amended Acquisition Agreement, it is contemplated that the Company will place, at the time of the Closing, all of the assets and liabilities constituting the current business operations of the Company into a separate wholly-owned subsidiary of the Company (the “Claimsnet Subsidiary”) and to seek to sell the Claimsnet Subsidiary by the end of the second quarter to certain debt holders of Claimsnet, who are affiliates of the Company, in exchange for cancellation by such debt holders of the Company indebtedness owed to them. See Subsequent Event note (number-6) to the Consolidated Financial Statements contained herein.

The management of the Company, based on its review of financial and other information relating to TransCoastal and discussions with the management of TransCoastal, believes that upon consummation of the transaction with TransCoastal pursuant to the Amended Acquisition Agreement and the sale of the Claimsnet Subsidiary, available cash resources may be sufficient to satisfy the Company’s capital requirements past September 30, 2013.

Our current business strategy is as follows:

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

Our primary source of revenues are fees paid by healthcare payers and vendors for private-label or co-branded licenses and services.  We expect most of our revenues to be recurring in nature. Two clients accounted for 44% of our revenue for the quarter ended March 31, 2013.

Our principal costs to operate are technical and customer support, transaction-based vendor services, sales and marketing, research and development, acquisition of capital equipment, and general and administrative expenses. Currently, as funds become available, we intend to continue to develop and upgrade our technology and transaction-processing systems and continually update and improve our website to incorporate new technologies, protocols, and industry standards.  Selling, general and administrative expenses include all corporate and administrative functions that serve to support our current and future operations and provide an infrastructure to support future growth. Major items in this category include management and staff salaries and benefits, travel, professional fees, network administration, business insurance, and rent.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We generally enter into services agreements with our customers to provide access to our hosted software platform for processing of customer transactions.  We operate the software application for all customers and the customers are not entitled to ownership of our software at any time during or at the end of the agreements.  The end users of our software application access our hosted software platform or privately hosted versions of our software application via the internet with no additional software required to be located on the customer’s systems.  Customers pay implementation fees, transaction fees and time and materials charges for additional services.  Revenues primarily include fees for implementation and transaction fees, which may be subject to monthly minimum provisions.  Customer agreements may also provide for development fees related to private labeling of our software platform (i.e. access to our servers through a web site which is in the name of and/or has the look and feel of the customer’s other web sites) and some customization of the offering and business rules. We account for our service agreements, entered into prior to January 1, 2012, by combining the contractual revenues from development, implementation, license, support and certain additional service fees and recognizing the revenue ratably over the expected period of performance.  For these agreements, we used an estimated expected business arrangement term of three years which is currently the term of the typical contracts signed by our customers.  To the extent that implementation fees are received in advance of recognizing the revenue, we defer these fees and record deferred revenue.  We recognize service fees for transactions and some additional services as the services are performed. We expense the costs associated with our customer service agreements as those costs are incurred. Subsequent to the release of the multiple deliverable revenue recognition guidance, we evaluate all new contract agreements individually to determine the fair value of the different deliverables and if they can be treated as separate units of accounting. If the multiple deliverables within the agreement cannot be treated as separate units of accounting, which applies to all agreements entered into during 2012 and 2013, then the fees are combined and the revenue is recognized ratably over the estimated expected business arrangement term of three years.

SOFTWARE FOR SALE OR LICENSE

We begin capitalizing costs incurred in developing a software product once technological feasibility of the product has been determined. Capitalized computer software costs include direct labor, labor-related costs and interest.  The software is amortized over its expected useful life of three years or the contract term, as appropriate.

Management periodically evaluates the recoverability, valuation, and amortization of capitalized software costs to be sold, leased, or otherwise marketed whenever events or changes in circumstances indicate that the carrying amount on the software may not be recoverable. As part of this review, management considers the expected undiscounted future net cash flows. If they are less than the stated value, capitalized software costs will be written down to fair value. There was no unamortized capitalized software cost as of March 31, 2013 or December 31, 2012.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012

REVENUES

Revenues for the three months ended March 31, 2013 (the “2013 first quarter”) were $592,000 compared to $637,000 for the three months ended March 31, 2012 (the “2012 first quarter”), representing a decrease of 7%.  The decrease in revenues for the three month comparable periods was the result of a decrease in the volume of transactions processed for pre-existing clients through other clearing houses.

COST OF REVENUES

Cost of revenues for the 2013 first quarter was $454,000, compared with $500,000 for the 2012 first quarter.  The three components of cost of revenues are data center expenses, transaction processing expenses and customer support operation expenses.  Data center expenses were $11,000 for the 2013 first quarter compared with $11,000 for the 2012 first quarter. Transaction processing expenses were $247,000 for the 2013 first quarter compared with $272,000 for the 2012 first quarter. The decrease in third party transaction processing expense was primarily attributable to decreased claim volumes from current customers.  Customer support operation expenses were $196,000 for the 2013 first quarter compared with $217,000 for the 2012 first quarter.  The decrease in customer support operation expense was primarily attributable to a decrease in customer service personnel.

OPERATING EXPENSES

There were no research and development expenses for the 2013 first quarter or the 2012 first quarter.  Research and development expenses are ordinarily comprised of personnel costs and related expenses.  There were no capitalized development costs during the 2013 or 2012 first quarter.

Selling, general and administrative expenses for the 2013 first quarter were $161,000 compared with $185,000 for the 2012 first quarter.  The decrease in general and administrative expenses was primarily attributable to a decrease in personnel.

OTHER INCOME (EXPENSE)

Interest expense of $6,000 was incurred for the 2013 first quarter on financing fees and related party debt compared with $6,000 for the 2012 first quarter.

NET LOSS

The net loss for the first quarter of 2013 was $29,000, or $0.00 per share, compared to $54,000, or $0.00 per share, in the first quarter of 2012. The decrease was primarily attributable to decreases in personnel.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities of $33,000 for the 2013 first quarter was primarily related to net loss of $29,000 and changes in working capital of $4,000. Net cash used in operating activities of $58,000 for the 2012 first quarter was primarily related to net loss of $54,000 and changes in working capital of $4,000.

Net cash provided by financing activities in the 2013 first quarter was $20,000 related to proceeds from related party debt.
Net cash provided by financing activities in the 2012 first quarter was $50,000 related to proceeds from related party debt.

On March 27, 2013, the Company issued an unsecured promissory note upon receipt of $20,000 from Mr. J. R. Schellenberg, a related party (“Schellenberg”). The note bears interest at the rate of 1.75% per annum.  Payment equal to the principal and accrued and unpaid interest on the note are due on demand with seven days written notice.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on February 26, 2013.  The material weakness identified did not result in the restatement of any previously reported consolidated financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The material weakness in our internal control over financial reporting that we identified in our Annual Report on Form 10-K for the year ended December 31, 2012 relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer, and we do not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.   Exhibits

The following exhibits are filed herewith:

3.1(1)	Certificate of Incorporation.

3.1(a) (1)	Certificate of Amendment to Certificate of Incorporation.

3.1(b) (3)	Certificate of Designation of Series A Preferred Stock.

3.1(c) (3)	Certificate of Designation of Series B Preferred Stock.

3.1(d) (3)	Certificate of Designation of Series C Preferred Stock.

3.1(e) (3)	Certificate of Designation of Series D Preferred Stock.

3.1(f) (2)	Certificate of Designation of Series E Preferred Stock.

3.2(1)	Bylaws, as amended.

4.1(1)	Form of Common Stock Certificate.

4.2 (3)	Form of Warrant issued to Bo W. Lycke dated February 21, 2002.

4.3(4)	Form of Warrant issued to Don Crosbie dated June 3, 2003.

4.4 (4)	Form of Warrant issued to certain employees dated June 3, 2003.

4.5 (4)	Form of Warrant issued to Thomas Michel dated June 3, 2003.

4.6 (4)	Form of Warrant issued to Alfred Dubach dated June 3, 2003.

4.7 (5)	Form of Warrant issued to Gary J. Austin dated September 21, 2004.

4.8 (5)	Form of Warrant issued to Laura M. Bray dated September 21, 2004.

4.9 (5)	Form of Warrant issued to Don Crosbie dated September 21, 2004.

2.1 (6)	Acquisition Agreement, dated as of March 18, 2013, by and between Claimsnet.com inc. and TransCoastal Corporation.

2.2 (7)	Amended Acquisition Agreement, dated as of April 24, 2013, by and between Claimsnet.com inc. and TransCoastal Corporation.

10.1 (8)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 27, 2013.

10.2 (9)	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 29, 2013.

31.1	Certification of Don Crosbie.

31.2	Certification of Laura M. Bray.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Don Crosbie.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Laura M. Bray.

101.INS** XBRL Instance.

101.SCH** XBRL Taxonomy Extension Schema.

101.CAL** XBRL Taxonomy Extension Calculation.

101.DEF** XBRL Taxonomy Extension Definition.

101.LAB** XBRL Taxonomy Extension Labels.

101.PRE** XBRL Taxonomy Extension Presentation.

(1)	Incorporated by reference to the Registrant’s registration statement on Form S-1 (Registration No. 333-36209).

(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the Year Ended December 31, 2002 filed on April 1, 2003.

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on April 15, 2002.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 29, 2004.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB dated March 16, 2005.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 18, 2013 filed on March 22, 2013.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 24, 2013 filed on April 30, 2013.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 27, 2013 filed on April 2, 2013.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 29, 2013 filed on April 30, 2013.

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

CLAIMSNET.COM INC.
(Registrant)

May 7, 2013
By:       /s/ Don Crosbie

Don Crosbie
Chief Executive Officer

May 7, 2013
By:         /s/ Laura M. Bray

Laura M. Bray
Chief Financial Officer