Form 10-Q
period 2013-06-30
TransCoastal Corp
filed 2013-08-14
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 001-14665

TransCoastal Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-2649230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17304 Preston Rd, Suite 700
Dallas, Texas	75252
(Address of principal executive offices)	(Zip Code)

972-818-0720

(Registrant's telephone number, including area code)

Claimsnet.com Inc.
14860 Montfort Dr, Suite 250
Dallas, Texas 75254

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.0001 par value,       21,947,675 shares outstanding as of August 3, 2013.

TRANSCOASTAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,081	$133
Accounts receivable, net	572	584
Other current assets	17	48
Total current assets	1,670	765
Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	24,535	22,745
Other property and equipment, net of accumulated depreciation	485	567
Total oil and natural gas properties and other equipment, net	25,020	23,312
Other assets
Goodwill	485	485
Other non-current assets	112	105
Total other assets	597	590

Total assets	$27,287	$24,667
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$542	$536
Notes payable, related party	-	125
Current asset retirement obligations	16	12
Current maturities of long term debt	-	150
Total current liabilities	558	823
Long term liabilities
Notes payable	17,500	15,250
Asset retirement obligations	882	865
Derivative liabilities	-	6
Total long-term liabilities	18,382	16,121

Commitments and contingencies

Stockholders' equity

Preferred stock, $.001 par value; 25,000,000 shares authorized; 243,750 and 37,500 of preferred, 3,721,036 of Series F, stock issued and outstanding and 260,261 of preferred Series F stock to be issued	4	4
Common stock, $.0001 par value; 250,000,000 shares authorized; 178,250 and 0 respectively; shares issued and outstanding	-	-
Additional paid in capital	46,496	45,999
Accumulated deficit	(38,153)	(38,280)
Total stockholders' equity	8,347	7,723
Total liabilities and stockholders' equity	$27,287	$24,667

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Oil, natural gas, and related product sales	$1,358	$663	$2,312	$1,143
Derivative (losses) gains	(20)	74	(9)	(73)
Drilling revenue, net	(4)	473	-	1,696
Other revenue	409	298	594	298
Total revenues	1,743	1,508	2,897	3,064
Expenses
Lease operating	334	261	616	544
Depreciation, depletion and amortization	163	268	284	439
Accretion of discount on	11	10	21	13
asset retirement obligations
Professional fees	160	138	160	235
Payroll	394	85	650	642
General and administrative	294	191	717	450
Total expenses	1,356	953	2,448	2,323
Operating income (loss)	387	555	449	741
Other income (expense)
Interest income	-	-	-	2
Interest expense	(178)	(181)	(322)	(358)
Other expense	-	(1)	-	(1)
Total other expense	(178)	(182)	(322)	(357)

Net income	209	373	127	384

Less: dividend on preferred shares	(40)	-	(40)	-

Net income attributable to common stockholders	$169	$373	$87	$384

Net Income per share—basic	$0.01	$0.02	$0.00	$0.02
Net Income per share—diluted	$0.01	$0.02	$0.00	$0.02

basic ave shares outstanding	22,735,948	22,634,091	22,685,020	22,634,091
diluted ave shares outstanding	23,223,448	22,634,091	23,172,520	22,634,091

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share and per share data)

	Shares Issued				PAR Value
	Common Stock	Preferred Stock	Series F Preferred Stock	Series F Preferred Stock to be Issued	Common Stock	Preferred Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
					0.0001	0.001	0.001
Balances, December 31, 2012	-	37,500	3,721,036	260,261	$-	$-	$4	$45,999	$(38,280)	$7,723

Recapitalization with Claimsnet	178,250							(2)		(2)

Spin-off of ANC Holdings, Inc.								2		2

Issuance of preferred stock		206,250						412		412

Forgiveness of notes payable, related party								125		125

Preferred dividend payment								(40)		(40)

Net Income									127	127

Balances, June 30, 2013 (Unaudited)	178,250	243,750	3,721,036	$260,261	$-	$-	$4	$46,496	$(38,153)	$8,347

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2013	2012
	Unaudited	Unaudited
OPERATING ACTIVITIES:
Net income	$127	$384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	284	439
Accretion	21	13
Unrealized derivative loss	10	72
Changes in operating assets and liabilities:
Accounts receivable	12	47
Prepaid expenses and other	15	-
Other non-current assets	(7)	-
Accounts payable	6	289
Net cash provided by operating activities	468	1,244
INVESTING ACTIVITIES:
Acquisition of other property and equipment	-	(48)
Disposition of oil and natural gas properties	-	207
Development of oil and natural gas properties	(1,992)	(300)
Net cash used in investing activities	(1,992)	(141)
FINANCING ACTIVITIES:
Borrowings under credit facility	2,100	792
Disbursements for notes receivables, related parties	-	(1,478)
Dividends paid on preferred stock	(40)	-
Proceeds from issuance of Series B Redeemable Preferred Units	412	-
Net cash provided by (used in) financing activities	2,472	(686)

INCREASE IN CASH AND CASH EQUIVALENTS	948	417
CASH AND CASH EQUIVALENTS—Beginning of period	133	800

CASH AND CASH EQUIVALENTS—End of period	$1,081	$1,217

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING & FINANCING ACTIVITIES
Forgiveness of notes payable, related party	$125
Net assets acquired and liabilities assumed through TransCoastal acquisition	$2
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$2

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$322	$358

See accompanying notes to the condensed consolidated financial statements.

 TransCoastal Corporation and subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of TransCoastal Corporation and subsidiaries (the "Company" or “TransCoastal”) as of June 30, 2013 and December 31, 2012 and the results of their operations and cash flows for the six months ended June 30, 2013 and 2012, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Exhibit 99.1 of Form 8-K for the year ended December 31, 2012, which excludes the consolidation of TransCoastal Parters LLC, an entity under common control of TransCoastal, as filed with the Securities and Exchange Commission on May 15, 2013, as well as all subsequent reports on forms 8-K and 14C. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Prior to May 9, 2013 our business plan was to develop an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the internet. On May 9, 2013 we acquired a majority interest in TransCoastal Corporation, a Texas corporation through an Acquisition Agreement. We issued a total of 3,721,036 shares of our Series F Preferred Stock ("Preferred Stock"), with an additional 260,261 Preferred Stock to be issued as of June 30, 2013, in consideration for the common stock of TransCoastal. Each share of Preferred Stock issued has the attribute of having the voting right equal to 1,170.076 shares of common stock thereby giving the selling TransCoastal stockholders control of the corporation with the ability to vote 99.2% of all the votes eligible to vote for any matter brought before our equity holders.

Claimsnet.com, Inc. (“Claimsnet”) acquired TransCoastal Corporation, a Texas corporation under the Acquisition Agreement, dated March 18, 2013, (as amended by the Amended Acquisition Agreement, dated April 24, 2013), through the issuance of shares of our convertible preferred stock. This resulted in the owners of TransCoastal (the “accounting acquirer”) having actual or effective operating control of Claimsnet after the transaction, with the shareholders of Claimsnet (the “legal acquirer”) Continuing only as passive investors. TransCoastal is an oil and gas exploration and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Pursuant to the Amended Acquisition Agreement, on June 27, 2013 the Company placed, at the time of the Closing, all of the assets and liabilities constituting the current non-oil and gas assets of our business operations into a separate wholly-owned subsidiary of the Company (the “ANC Holdings”) and sold that subsidiary to certain debt holders of the Company, who were affiliates of the Company prior to the exchange, in consideration for cancellation by such debt holders of the Company indebtedness owed to them. See 8-K filed with the SEC on July 3, 2013.

Additionally, during the six months ended June 30, 2013, TransCoastal Partners LLC, an entity under common control of TransCoastal, contributed all of its assets and liabilities to TransCoastal. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, which requires that entities under common control be reflected at their historical cost. Accordingly, the accompanying consolidated financial statements reflect the historical combined result of the common controlled entity prior to the reverse recapitalization date.

The Company formally changed their name and declared a reverse 200 to 1 stock split effective July 1, 2013.

Recently adopted accounting pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) issued ASC Update No. 2013-01 (“ASC No. 2013-01”). The objective of ASC No. 2013-01 is to clarify that the scope of Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASC No. 2011-11”), would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or are subject to a master netting arrangement or similar agreement. ASC No. 2011-11, issued in December 2011, requires that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. The Company adopted ASC No. 2013-01 effective January 1, 2013, and it did not have an effect on the Company’s consolidated financial statements.

2. Summary of significant accounting policies

Fair Value Measurements

The Company has adopted and follows ASC 820, Fair Value Measurements and Disclosures, for measurement and disclosures about fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820 are:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, oil and natural gas sales receivable, and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The interest bearing cash accounts maintain FDIC coverage of up to $250,000 per institution. Non-interest bearing accounts are fully covered subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The provision of the Act expired on December 31, 2012 reducing coverage for interest and non-interest bearing accounts to a combined $250,000 per institution. As of June 30, 2013 and December 31, 2012, the Company did not have any amounts in excess of its FDIC coverage.

Accounts Receivable, Net

Accounts receivable, net is comprised of billings for services as the operator on certain wells, that TransCoastal has no working interest in, and accrued natural gas and crude oil sales. The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable, net balance at the date of non-performance. The amounts billed to third parties for services as the operator have rights of offset against revenues generated from the sale of oil and gas commodities. For the three and six months ended June 30, 2013 and 2012, the Company had no bad debt expense.

Derivative Activities

The Company utilized oil and natural gas derivative contracts to mitigate it’s exposure to commodity price risk associated with its future oil and natural gas production. These derivative contracts have historically consisted of options, in the form of price floors or collars. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company does not apply hedge accounting to its oil and natural gas derivative contracts and accordingly the changes in the fair value of these instruments are recognized in the consolidated statements of operations in the period of change.

The Company’s derivative instruments are issued to manage the price risk attributable to our expected natural gas and oil production. While there is risk that the financial benefit of rising natural gas and oil prices may not be captured, Company management believes the benefits of stable and predictable cash flow are more important. Among these benefits are more efficient utilization of existing personnel and planning for future staff additions, the flexibility to enter into long-term projects requiring substantial committed capital, smoother and more efficient execution of our ongoing development drilling and production enhancement programs, more consistent returns on invested capital and better access to bank and other capital markets. Every unsettled derivative instrument is recorded on the accompanying consolidated balance sheets as either an asset or a liability measured at its fair value. Changes in a derivative’s fair value are recognized in earnings unless specific hedge accounting criteria are met. Cash flows from natural gas and oil derivative contract settlements are reflected in operating activities in the accompanying consolidated statements of cash flows.

Realized and unrealized gains and losses on derivatives are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative gains or (losses) in the accompanying consolidated statements of operations.

Oil and Gas Natural Gas Properties

The Company uses the full-cost method of accounting for its oil and natural gas producing activities as further defined under ASC 932, Extractive Activities -Oil and natural gas. Under these provisions, all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and natural gas property acquisitions are capitalized. All costs related to production, general corporate overhead or similar activities are expensed as incurred.

Proved properties are amortized using the units of production method (“UOP”). The UOP calculation, in its simplest terms, multiplies the percentage of estimated proved reserves produced at year end by the cost of those reserves.

The amortization base in the UOP calculation includes the sum of proved property, net of accumulated depreciation, depletion and amortization (“DD&A”), estimated future development costs (future costs to access and develop reserves) and asset retirement costs that are not already included in oil and natural gas property, less related salvage value.

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of June 30, 2013 and December 31, 2012, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three and six months ended June 30, 2013 and 2012 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2013 and 2012 no impairment charge occurred.

During the three and six months ended June 30, 2012 the Company determined approximately $14,000 and $27,000 of interest costs were incurred during the development period of our wells. During the three and six months ended June 30, 2012 the Company determined approximately $28,000 and $56,000 of interest costs were incurred during the development period of our wells.

Other Property and Equipment

Other property and equipment, which includes buildings, field equipment, vehicles, and office equipment, is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Vehicles and office equipment are generally depreciated over a useful life of five or six years, field equipment is generally depreciated over a useful life of ten years and buildings are generally depreciated over a useful life of twenty years.

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three and six months ended June 30, 2013, and 2012 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and six months ended June 30, 2013, and 2012 no impairment charge occurred.

Asset Retirement Obligations

The Company follows the provisions of ASC 410-20, Asset Retirement Obligations. ASC 410-20 requires entities to record the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted as part of the oil and natural gas property. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company’s asset retirement obligations relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.

Asset retirement obligations are estimated at the present value of expected future net cash flows and are discounted using the Company’s credit adjusted risk free rate. The Company uses unobservable inputs in the estimation of asset retirement obligations that include, but are not limited to, costs of labor, costs of materials, profits on costs of labor and materials, the effect of inflation on estimated costs, and the discount rate. Accordingly, asset retirement obligations are considered a Level 3 measurement under ASC 820. Additionally, because of the subjectivity of assumptions and the relatively long lives of the Company’s wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Revenue Recognition and Natural Gas Imbalances

The Company utilizes the accrual method of accounting for natural gas and crude oil revenues, whereby revenues are recognized based on the Company’s net revenue interest in the wells. The Company will also enter into physical contract sale agreements through its normal operations. These contracts are not considered derivative contracts by the Company in accordance with the normal purchases and normal sales provision of ASC 815-10-15.

Gas imbalances are accounted for using the sales method. Under this method, revenues are recognized based on actual volumes of oil and gas sold to purchasers. However, the Company has no history of significant gas imbalances.

Drilling Revenue

The Company follows the provisions of ASC 605-45, Revenue Recognition – Principal Agent Considerations, which requires the Company to record drilling revenues at net given such services are on behalf of third party oil and natural gas property operators. The Company does not own a participating interest in the wells for which drilling revenues, net are recorded. During the six months ended June 30, 2013 and 2012, the Company recognized net drilling revenues of approximately $0 and $1,696,000, respectively, which is included in the accompanying consolidated statements of operations. During the three months ended June 30, 2012 the Company recognized $473,000 in drilling revenues, and $4,000 of drilling costs during the three months ended June 30, 2013.

Earnings Per Share

The Company complies with ASC Topic 260, Earnings Per Share. ASC 260 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of convertible preferred shares. During the six month periods ended June 30, 2013 the dilutive shares from preferred units were approximately 487,500 for both periods respectively. Basic weighted average shares outstanding consisted of equivalent common shares of the Series F Preferred stock, and the common stock received in the recapitalization with Claimsnet..

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Basic shares of common stockholders from predecssor	22,735,948	22,634,091	22,685,020	22,634,091

Convertible preferred shares from predecessor	487,500	-	487,500	-

Fully diluted shares	23,223,448	22,634,091	23,172,520	22,634,091

3. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balance at December 31, 2012	24,318	(1,573)	22,745
Activity from January 1, 2013 through June 30, 2013	1,992	(202)	1,790
	26,310	(1,775)	24,535

4. Stockholder’s equity

Claimsnet.com, Inc. acquired TransCoastal Corporation, as Texas corporation under the Acquisition Agreement, dated March 18, 2013, (as amended by the Amended Acquisition Agreement, dated April 24, 2013), through the issuance of shares of our convertible preferred stock. TransCoastal is an oil and gas exploration and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Pursuant to the Amended Acquisition Agreement, on June 27, 2013 the Company placed, at the time of the Closing, all of the assets and liabilities constituting the current non-oil and gas assets of our business operations into a separate wholly-owned subsidiary of the Company (the “ANC Holdings”) and sold that subsidiary to certain debt holders of the Company, who were affiliates of the Company prior to the exchange, in consideration for cancellation by such debt holders of the Company indebtedness owed to them. See 8-K filed with the SEC on July 3, 2013.

On July 30, 2013 the Board of Directors, after receiving approval of the corporate action by FINRA, authorized the completion of the two hundred to one (200 to 1) reverse stock split of the issued and outstanding Common Stock, as may be adjusted (the “Reverse Stock Split”), that reduced the outstanding shares of Common Stock from 35,644,696 to approximately 178,224 shares (recognizing that any resulting fractional shares will be rounded up (to result in a maximum aggregate 178,250 post-split shares) and the name change of the Company to TransCoastal Corporation previously authorized by the Board on May 9, 2013.

On July 30, 2013 the Board of Directors of the Company also authorized the issuance of Common Stock share certificates of the Company to all the Series F Preferred Stockholders converting the Company's Series F Preferred Stock into Common Stock of the Company.

5. Notes payable

On May 19, 2011, as amended from time to time through May 31, 2013, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $17,500,000 on May 31, 2013. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on July 1, 2014. The interest rate was 4.99% at December 31, 2012 and 2011. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125,000 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150,000 through January 15, 2013. The monthly borrowing base reductions were amended to $0 on February 11, 2013.

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. The Company was in compliance with all financial covenants as of June 30, 2013 and December 31, 2012.

As of June 30, 2013 and December 31, 2012, the Company had an outstanding principal balance due to Green Bank of approximately $17,500,000 and $15,400,000, respectively, and $0 of accrued interest. As of June 30, 2013 and December 31, 2012, the current maturities of the outstanding principal balance were $0 and $150,000, respectively.

6. Related party transactions

During the six month period ended June 30, 2013, an officer of TransCoastal forgave a note payable from TransCoastal in the amount of $125,000. This forgiveness of debt is reflected in the accompanying condensed consolidated statement of changes in stockholders' equity.

7. Subsequent events

On July 30, 2013 the Board of Directors, after receiving approval of the corporate action by FINRA, authorized the completion of the two hundred to one (200 to 1) reverse stock split of the issued and outstanding Common Stock, as may be adjusted (the “Reverse Stock Split”), that reduced the outstanding shares of Common Stock from 35,644,696 to approximately 178,224 shares (recognizing that any resulting fractional shares will be rounded up (to result in a maximum aggregate 178,250 post-split shares) and the name change of the Company to TransCoastal Corporation previously authorized by the Board on May 9, 2013.

On July 30, 2013 the Board of Directors of the Company also authorized the issuance of Common Stock share certificates of the Company to all the Series F Preferred Stockholders converting the Company's Series F Preferred Stock into Common Stock of the Company.

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

The following discussion needs to be viewed in relationship to the substantial change in Registrant's business which occurred as a result of its acquisition of TransCoastal Corporation prior to the end of the second quarter. Prior to the acquisition Claimsnet.com, Inc.'s business was the electronic filing of health insurance claims for medical providers. Upon completion of the acquisition in May, 2013 our primary business became TransCoastal Corporation's business an Registrant became an oil and gas exploration and development company.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with all of our reports to the SEC and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenue. During the three months ended June 30, 2013, the Company generated revenues of $1,743,000 an increase of $235,000 or 16% compared to the same quarter last year. The Company is increasing revenues through improved production and higher commodity prices, and to a lesser extent revenues generated by operating wells not owned by the Company. The increases in revenue due to production are partially offset by declines in drilling revenue. The Company has determined to pursue development of their own assets rather than to drill and complete other parties properties.

Total Expenses. During the three months ended June 30, 2013, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,356,000 compared to $953,000 during the three months ended June 30, 2012. This change represents an increase of $403,000 or 42%. The increase is primarily due to increased production costs, and costs of professionals in the recent transition from Claimsnet.inc to TransCoastal Corporation.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenue. During the six months ended June 30, 2013, the Company generated revenues of $2,897,000 a decrease of $167,000 or 5% compared to the same period last year. The decrease in is a result of a significant reduction in drilling revenues. The Company has determined to pursue development of their own assets rather than to drill and complete other parties’ properties.

Total Expenses. During the six months ended June 30, 2013, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $2,448,000 compared to $2,323,000 during the six months ended June 30, 2012. This change represents an increase of $125,000 or 5%. The increase is primarily due to increased production costs, and costs of professionals in the recent transition from Claimsnet.inc to TransCoastal Corporation.

LIQUIDITY AND CAPITAL RESOURCES

We have increased our net working capital at June 30, 2013 to $1,112,000 an increase of 1,170,000 from June 30, 2012. The increase is primarily due to growth in our cash holdings at June 30, 2013 of $1,081,000.

Net cash provided by operating activities of $468,000 for the first half of 2013 decreased from $1,244,000 as the Company paid their current liabilities faster in 2013 as compared to the same period in 2012.

Net cash used in investing activities of $1,992,000 was utilized to develop our oil and gas assets during the first half of 2013. This is an increase of $1,851,000 from the first half of 2012.

Net cash provided by financing activities in the first six months of 2013 of $2,472,000 related to proceeds from our line of credit for $2,100,000 and the proceeds from the issuance of some preferred stock for cash. This was an increase from our net cash used in financing activities of $686,000, during the first six months of 2012.

On June 27, 2013, we completed the sale of our subsidiary ANC Holdings, Inc. The subsidiary's primary business was as a electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the internet. Its proprietary software enabled communication of data between healthcare payers and their provider networks for the purpose of conducting administrative transactions required to effect financial reimbursement for the healthcare services delivered to patients by the providers. Management had determined that the operation was currently not profitable and continued to need additional cash through loans to fund its operations. The current debt holders agreed to purchase all the issued shares of ANC from us in return for all the ANC outstanding debt including all principal and accrued interest through the date of sale in the amount of $1,542,000. Our management and Board of Directors approved the sale on the terms offered and the transaction closed on the date the Stock Purchase Agreement was executed.

Registrant will need significant capital to implement its business plan of acquiring oil and gas properties and development of the properties by drilling new wells and applying new techniques to existing wells to increase production. TransCoastal anticipates that it will be attempting to obtain both equity and debt financing within the next quarter to fund its development program.There can be no assurance that TransCoastal will be successful in obtaining such funding or if it is available that the funding will be available at rates favorable to TransCoastal.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of July 31, 2013, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Greenbank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

ITEM 3. Quantitative and Qualitative disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), which we refer to as disclosure controls, are controls and procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of July 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

Item 1A.Risk Factors.

Oil and Gas Drilling Is A High-Risk Activity. Our future success will depend on the success of TransCoastal's drilling programs. In addition to the numerous operating risks described in more detail below, these activities involve the risk that no commercially productive oil or gas reservoirs will be discovered. In addition, we are often uncertain as to the future cost or timing of drilling, completing and producing wells. Furthermore, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including, but not limited to, the following:

- unexpected drilling conditions;

- pressure or irregularities in formations;

- equipment failures or accidents;

- adverse weather conditions;

- inability to comply with governmental requirements; and

- shortage or delays in the availability of drilling rigs and the delivery of equipment.

If TransCoastal experiences any of these problems, our ability to conduct operations could be adversely affected.

Factors Beyond Our Control Affect Our Ability To Market Oil And Gas. Our ability to market oil and gas from our TransCoastal subsidiary wells depends upon numerous factors beyond our control. These factors include, but are not limited to, the following:

- the level of domestic production and imports of oil and gas;

- the proximity of gas production to gas pipelines;

- the availability of pipeline capacity;

- the demand for oil and gas by utilities and other end users;

- the availability of alternate fuel sources;

- the effect of inclement weather;

- state and federal regulation of oil and gas marketing; and

- federal regulation of gas sold or transported in interstate commerce.

If these factors were to change dramatically, our ability to market oil and gas or obtain favorable prices for our oil and gas could be adversely affected.

The Marketability Of Our Production May Be Dependent Upon Transportation Facilities Over Which We Have No Control. The marketability of our production depends in part upon the availability, proximity, and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities could harm our business. TransCoastal delivers some of their oil and natural gas through gathering systems and pipelines that we do not own. These facilities may not be available to us in the future.

Oil and natural gas prices are volatile. A substantial decrease in oil and natural gas prices could adversely affect our financial results. Our future financial condition, results of operations and the carrying value of our oil and natural gas properties depend primarily upon the prices we receive for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given world geopolitical conditions. Our cash flow from operations is highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flow available for capital expenditures and our ability to borrow money or raise additional capital. The amount we can borrow or have outstanding under or bank credit facility is subject to semi-annual redeterminations. Oil prices are likely to affect us more than natural gas prices because approximately 70% of our proved reserves are oil. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

- the level of consumer demand for oil and natural gas;

- the domestic and foreign supply of oil and natural gas;

- the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

- the price of foreign oil and natural gas;

- domestic governmental regulations and taxes;

- the price and availability of alternative fuel sources;

- weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

- market uncertainty;

- political conditions in oil and natural gas producing regions, including the Middle East; and

- worldwide economic conditions.

These factors and the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenue, but could reduce the amount of oil and natural gas that we can produce economically and, as a result, could have a material adverse effect upon our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned expenditures.

Significant capital expenditures are required to conduct our business. The development of our subsidiary TransCoastal's business and operations, excluding acquisition activities, requires substantial capital expenditures. We will fund our future capital expenditures through a combination of cash flows from operations and borrowings under our bank credit facilities and, to the extent those sources are not sufficient, we may fund capital expenditures from the proceeds of debt and equity issuances. Future cash flows from operations are subject to a number of risks and variables, such as the level of production of our customers, prices of natural gas and oil, and the other risk factors discussed herein. Our ability to obtain capital from other sources, such as the capital markets, is dependent upon many of those same factors as well as the orderly functioning of credit and capital markets. To the extent we fail to have adequate funds, we could be required to reduce our capital spending, or pursue other funding alternatives, which in turn could adversely affect our business and results of operations.

We Face Strong Competition From Other Energy Companies That May Negatively Affect Our Ability To Carry On Operations. TransCoastal operates in the highly competitive areas of oil and gas exploration, development and production. Factors that affect our subsidiary's ability to successfully compete in the marketplace include, but are not limited to, the following:

- the availability of funds and information relating to a property;

- the standards established by us for the minimum projected return on investment;

- the availability of alternate fuel sources; and

- the intermediate transportation of gas.

Competitors include major integrated oil companies, substantial independent energy companies, affiliates of major interstate and intrastate pipelines and national and local gas gatherers. Many of these competitors possess greater financial and other resources than we do.

The inability to control other associated entities could adversely affect our business. To the extent that TransCoastal does not operate all of its properties, our success depends in part upon operations on certain properties in which TransCoastal may have an interest along with other business entities. Because we have no control over such entities, we are able to neither direct their operations, nor ensure that their operations on our behalf will be completed in a timely and efficient manner. Any delay in such business entities’ operations could adversely affect our operations.

There Are Risks In Acquiring Producing Properties. Through our subsidiary TransCoastal we constantly evaluate opportunities to acquire oil and natural gas properties and frequently engage in bidding and negotiating for these acquisitions. If successful in this process, we may alter or increase our capitalization through the issuance of additional debt or equity securities, the sale of production payments or other measures. Any change in capitalization affects our risk profile.

A change in capitalization, however, is not the only way acquisitions affect our risk profile. Acquisitions may alter the nature of our business. This could occur when the character of acquired properties is substantially different from our existing properties in terms of operating or geologic characteristics.

Operating Hazards May Adversely Affect Our Ability To Conduct Business. TransCoastal’s operations are subject to risks inherent in the oil and gas industry, including but not limited to the following:

- blowouts;

- cratering;

- explosions;

- uncontrollable flows of oil, gas or well fluids;

- fires;

- pollution; and

- other environmental risks.

These risks could result in substantial losses to us from injury and loss of life, damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. Governmental regulations may impose liability for pollution damage or result in the interruption or termination of operations.

Losses And Liabilities From Uninsured Or Underinsured Drilling And Operating Activities Could Have A Material Adverse Effect On Our Financial Condition And Operations. Although we intend to maintain several types of insurance to cover TransCoastal's operations, we may not be able to maintain adequate insurance in the future at rates we consider reasonable, or losses may exceed the maximum limits under our insurance policies. If a significant event that is not fully insured or indemnified occurs, it could materially affect our financial condition and results of operations.

Compliance with environmental and other government regulations could be costly and could negatively impact production. TransCoastal's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Without limiting the generality of the foregoing, these laws and regulations may:

- require the acquisition of a permit before drilling commences;

- restrict the types, quantities and concentration of various substances that can be released into the environment from drilling and production activities;

- limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, and other protected areas;

- require remedial measures to mitigate pollution from former operations, such as plugging abandoned wells; and

- impose substantial liabilities for pollution resulting from our operations.

The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. The enactment of stricter legislation or the adoption of stricter regulation could have a significant impact on our operating costs, as well as on the oil and gas industry in general.

TransCoastal's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. We could also be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred which could have a material adverse effect on our financial condition and results of operations. We intend to continue to maintain insurance coverage for TransCoastal's operations, but we do not believe that insurance coverage for environmental damages that occur over time or complete coverage for sudden and accidental environmental damages is available at a reasonable cost. Accordingly, we may be subject to liability or may lose the privilege to continue exploration or production activities upon substantial portions of our subsidiary's properties if certain environmental damages occur.

TransCoastal's operations are subject to United States federal, state and local laws and regulations relating to health, safety, transportation and protection of natural resources and the environment, including those relating to waste management and transportation and disposal of salt-water and other materials. For example, TransCoastal is subject to environmental regulation relating to the operation of their wells, which can pose some risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Liability under these laws and regulations could result in cancellation of well operations, fines and penalties, expenditures for remediation, and liability for property damage and personal injuries.

Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil or criminal penalties, imposition of cleanup and site restoration costs and liens, revocation of permits, and orders to limit or cease certain operations. In addition, certain environmental laws impose strict and/or joint and several liability, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time of those actions. Future events, such as the discovery of currently unknown matters, spills caused by future pipeline ruptures, changes in existing environmental laws and regulations or their interpretation, and more vigorous enforcement policies by regulatory agencies, may give rise to additional expenditures or liabilities, which could impair our operations and adversely affect our business and results of operations.

Improvements in or new discoveries of alternative energy technologies could have a material adverse effect on our financial condition and results of operations. Because a significant part our business now depends on the level of activity in the oil and natural gas industry, any improvement in or new discoveries of alternative energy technologies (such as wind, solar, geothermal, fuel cells and biofuels) that increase the use of alternative forms of energy and reduce the demand for oil and natural gas could have a material adverse impact on our business, financial condition and results of operations. In addition, technological changes could decrease the quantities of water required for hydro fracturing operations or otherwise affect demand for our services.

Increased regulation of hydraulic fracturing, including regulation of the quantities, sources and methods of water use and disposal, could result in reduction in drilling and completing new oil and natural gas wells or minimize water use or disposal, which could adversely impact the demand for our services.

TransCoastal's success and thus our success depend, in large part, on our level of exploration and production of oil and gas. TransCoastal's operations use hydraulic fracturing to drill new oil and gas wells. Hydraulic fracturing is a process that is used to release hydrocarbons, particularly natural gas, from certain geological formations. The process involves the injection of water (typically mixed with significant quantities of sand and small quantities of chemical additives) under pressure into the formation to fracture the surrounding rock and stimulate movement of hydrocarbons through the formation. The process is typically regulated by state oil and gas commissions and has been exempt (except when the fracturing fluids or propping agents contain diesel fuels) since 2005 from United States federal regulation pursuant to the Safe Drinking Water Act.

The EPA is conducting a comprehensive study of the potential environmental impacts of hydraulic fracturing activities, and a committee of the United States House of Representatives is also conducting an investigation of hydraulic fracturing practices. The results of the EPA study and House investigation could lead to restrictions on hydraulic fracturing. The EPA is currently working on new guidance for application of the Safe Drinking Water Act permits for drilling or completing processes that use fracturing fluids or propping agents containing diesel fuels. In addition, the EPA proposed regulations under the federal Clean Air Act in July 2011 regarding certain criteria and hazardous air pollutant emissions from hydraulic fracturing wells and, in October 2011, announced its intention to propose regulations by 2014 under the federal Clean Water Act to regulate wastewater discharges from hydraulic fracturing and other gas production. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing, including, for example, requiring disclosure of chemicals used in the fracturing process or seeking to repeal the exemption from the Safe Drinking Water Act. If adopted, such legislation would add an additional level of regulation and necessary permitting at the federal level and could make it more difficult to complete wells using hydraulic fracturing. Similar laws and regulations with respect to chemical disclosure also exist or are being considered by the United States Department of Interior and in several states, including certain states in which we operate, that could restrict hydraulic fracturing.

Future United States federal, state or local laws or regulations could significantly restrict, or increase costs associated with hydraulic fracturing and make it more difficult or costly for producers to conduct hydraulic fracturing operations, which could result in a decline of our exploration and production. New laws and regulations, and new enforcement policies by regulatory agencies, could also expressly restrict the quantities, sources and methods of water use and disposal in hydraulic fracturing and otherwise increase our costs and our customers’ cost of compliance, which could minimize water use and disposal needs even if other limits on drilling and completing new wells were not imposed. Any decline in exploration and production or any restrictions on water use and disposal could result in a decline in our drilling and rework activity and have a material adverse effect on our business, financial condition, results of operations and cash flows.

You Should Not Place Undue Reliance On Reserve Information Because Reserve Information Represents Estimates. While estimates of the gas reserves, and future net cash flows attributable to those reserves, were prepared for our subsidiary TransCoastal by independent petroleum engineers, there are numerous uncertainties inherent in estimating quantities of proved reserves and cash flows from such reserves, including factors beyond our control and the control of engineers. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. The accuracy of an estimate of quantities of reserves, or of cash flows attributable to these reserves, is a function of many factors, including but not limited to, the following:

- the available data;

- assumptions regarding future oil and gas prices;

- expenditures for future development and exploitation activities; and

- engineering and geological interpretation and judgment.

Reserves and future cash flows may also be subject to material downward or upward revisions based upon production history, development and exploitation activities and oil and gas prices. Actual future production, revenue, taxes, development expenditures, operating expenses, quantities of recoverable reserves and value of cash flows from those reserves may vary significantly from the estimates. In addition, reserve engineers may make different estimates of reserves and cash flows based on the same available data. For the reserve calculations, oil was converted to gas equivalent at six mcf of gas for one bbl. of oil. This ration approximates the energy equivalency of gas to oil on a Btu basis. However, it may not represent the relative prices received from the sale of our oil and gas production.

The estimated quantities of proved reserves and the discounted present value of future net cash flows attributable to those reserves included in this document were prepared by independent petroleum engineers in accordance with the rules of the SFA69 and the SEC. These estimates are not intended to represent the fair market value of our reserves.

There are risks inherent in reworking, completing and operating hydrocarbon wells. Reworking and completing hydrocarbon wells involves a degree of risk, and sometimes results in unsuccessful efforts, for a variety of reasons. TransCoastal cannot control the outcome of operations entirely, and there can be no assurance that any operation will be successful. The results of any well operations cannot be determined in advance. A well may also be ruined or rendered unusable during operations due to technical or mechanical difficulties. Should a well be successfully completed or perforated, there is still no assurance that the zone in which the well is completed or perforated will produce hydrocarbons at a rate that will support profitable operations. All wells can encounter problems that render the well unusable, even after a period of successful operation. There can be no assurance that TransCoastal will be able to successfully rework, complete or operate any specific well, or will be able to operate sufficient wells to achieve a consistent positive cash flow or to achieve profitability.

TransCoastal's exploration and development activities are subject to many risks which may affect its ability to profitably extract oil reserves or achieve targeted returns. In addition, continued growth requires that it acquire and successfully develop additional oil reserves. Oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may negatively affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-ins of connected wells resulting from extreme weather conditions, insufficient storage or transportation capacity or other geological and mechanical conditions. While diligent well supervision and effective maintenance operations can contribute to maximizing production rates over time, production delays and declines from normal field operating conditions cannot be eliminated and can be expected to negatively affect revenue and cash flow levels to varying degrees.

TransCoastal's Future Success Depends Upon Our Ability To Find, Develop And Acquire Additional Oil And Gas Reserves That Are Economically Recoverable. The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, TransCoastal must continually locate and develop or acquire new oil and gas reserves to replace those being depleted by production. TransCoastal must do this even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance activities. Without successful exploration or acquisition activities, our reserves and revenues will decline. A future increase in our reserves will depend not only on our ability to explore and develop any properties we may have from time to time, but also on our ability to select and acquire suitable producing properties or prospects. TransCoastal cannot guaranty that it will be able to continue to locate satisfactory properties for acquisition or participation. Moreover, if such acquisitions or participations are identified, TransCoastal may determine that current markets, terms of acquisition and participation or pricing conditions make such acquisitions or participations economically disadvantageous. TransCoastal cannot guaranty that commercial quantities of oil will be discovered or acquired by them.

Risks Related to TransCoastal's Debt

TransCoastal may not be able to generate sufficient cash flow to meet their debt service obligations. Our ability to make payments on our subsidiary's indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and natural gas industry, general economic and financial conditions, competition in the markets where we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. This risk could be exacerbated by any economic downturn or instability in United States and global credit markets.

We cannot assure you that our business will generate sufficient cash flow from operations to service our subsidiary's outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

● refinancing or restructuring our debt;

● selling assets;

● reducing or delaying acquisitions or capital investments; or

● seeking to raise additional capital.

We may not be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, and implementing any such alternative financing plans may not allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy TransCoastal's debt obligations, or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and future prospects for growth.

In addition, a downgrade in our credit rating would make it more difficult for us to raise additional debt financing in the future. However, such a credit downgrade would not have an effect on our currently outstanding senior secured credit facility.

The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.

Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

● making it more difficult for us to satisfy our obligations under our indebtedness and increasing the risk that we may default on our debt obligations;

  ● requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

● limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

● limiting management’s flexibility in operating our business;

● limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

● diminishing our ability to withstand successfully a downturn in our business or the economy generally;

● placing us at a competitive disadvantage against less leveraged competitors; and

● making us vulnerable to increases in interest rates, because certain debt will vary with prevailing interest rates.

We may be required to repay all or a portion of TransCoastal's debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. Our ability to comply with debt covenants and other restrictions may be affected by events beyond our control, including general economic and financial conditions.

In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests, several of which become more restrictive over time and could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we cannot assure you that we will continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.

If we default, our credit facility lenders will no longer be obligated to extend credit to us and they could elect to declare all amounts outstanding under the indenture or senior secured credit facility, as applicable, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under TransCoastal's senior secured credit facility bear interest at variable rates, exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2013 through August 1, 2013.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
May 9, 2013	Preferred Stock	3,721,036	Shares of Common Stock in TransCoastal Corporation, a Texas Corporation	Stockholder
February 1, 2013 through May 15, 2013	Preferred Stock	206,250	Cash	Stockholder
August 1, 2013	Common Stock	22,740,590	Conversion from preferred stock	Stockholder

Exemption from Registration Claimed

The initial issuance of the Preferred Shares described above were issued by us in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Sections 4(2) and 4(6) in that all participants were Accredited Investors as that term is defined in Rule 501 Regulation D. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to us and our management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition. The issuance of our common stock upon conversion of the Preferred Stock was in in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 3(a)(9) thereunder.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved).

Item 5.      Other Information

TransCoastal Corporation issued a press release on August 14, 2013.  Please see exhibit 99.1 filed with this quarterly report on form 10-Q.

Item 6.      Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	SEC File	Filing Date	Filed Herewith
No.
3.1	Certificate of Incorporation, as amended	8-K	001-14665	7/3/2013
3.1(a)	Certificate of Amendment to Certificate of Incorporation	S-1	001-14665	9/24/1997
3.1(b)	Certificate of Designation of Series A Preferred Stock	10-K	001-14665	4/1/2003
3.1 ( c)	Certificate of Designation of Series B Preferred Stock	10-K	001-14665	3/29/2004
3.1(d)	Certificate of Designation of Series C Preferred Stock	10-K	001-14665	3/29/2004
3.1 ( e)	Certificate of Designation of Series D Preferred Stock	10-K	001-14665	3/29/2004
3.1(f)	Certificate of Designation of Series E Preferred Stock	10-K	001-14665	3/29/2004
3.1(g)	Certificate of Designation of Series F Preferred Stock	8-K	001-14665	5/15/2013
3.2(1)	Bylaws, as amended	S-1	001-14665	9/24/1997
4.1(1)	Form of Common Stock Certificate.	10-Q	001-14665		*
10.1	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 27, 2013.	8-K	001-14665	3/22/2013
10.2	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 29, 2013.	8-K	001-14665	5/15/2013
10.3	Stock Purchase Agreement for the sale of ANC Holdings	8-K	001-14665	7/3/2013
10.4	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation	10-Q	001-14665	5/7/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		001-14665		*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		001-14665		*
32.1	Certification of CEO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		001-14665		*
32.2	Certification of CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		001-14665		*
99.1	Press Release dated August 14, 2013.				*
101.INS XBRL Instance.			001-14665		**
101.SCH XBRL Taxonomy Extension Schema.			001-14665		**
101.CAL XBRL Taxonomy Extension Calculation.			001-14665		**
101.DEF XBRL Taxonomy Extension Definition.			001-14665		**
101.LAB XBRL Taxonomy Extension Labels.			001-14665		**
101.PREXBRL Taxonomy Extension Presentation.			001-14665		**

** XBRL information is furnished and not filed or a part of a registation statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Excahnge Act of 1934, asamended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TransCoastal Corporation
(Registrant)

August 14, 2013

By: /s/	Stuart G. Hagler

Stuart G. Hagler
Chief Executive Officer, (duly authorized Officer)

By: /s/	Rick Hoover

Rick Hoover
Chief Financial Officer, and Principal Accounting Officer (duly authorized Officer)