Form 10-Q
period 2013-09-30
TransCoastal Corp
filed 2013-11-12
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 22,246,306 shares outstanding as of October 9, 2013.

TRANSCOASTAL CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	September 30, 2013	December 31, 2012
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$208	$133
Accounts receivable, net	1,336	584
Other current assets	12	48
Total current assets	1,556	765
Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	24,364	22,745
Other property and equipment, net of accumulated depreciation	447	567
Total oil and natural gas properties and other equipment, net	24,811	23,312
Other assets
Goodwill	485	485
Other non-current assets	100	105
Total other assets	585	590

Total assets	$26,952	$24,667
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$599	$536
Notes payable, related party	-	125
Current asset retirement obligations	16	12
Current maturities of long term debt	-	150
Current derivative liabilities	179	-
Total current liabilities	794	823
Long term liabilities
Notes payable	17,500	15,250
Asset retirement obligations	903	865
Derivative liabilities	45	6
Total long-term liabilities	18,448	16,121

Commitments and contingencies

Stockholders' equity

Preferred stock, $.001 par value; 25,000,000 shares authorized; 243,750 and 37,500, respectively, of preferred, 0 and 3,721,036, respectively, of Series F, stock issued and outstanding and 260,261 of preferred Series F stock to be issued	-	4	*
Common stock, $.001 par value; 250,000,000 shares authorized; 21,332,897 and 0, respectively; shares issued and outstanding	21	-
Additional paid in capital	46,479	45,999
Accumulated deficit	(38,790)	(38,280)
Total stockholders' equity	7,710	7,723
Total liabilities and stockholders' equity	$26,952	$24,667

*Balance is reflective of Claimsnet.com Inc.’s acquisition of TransCoastal Corporation on March 18, 2013, as amended April 24, 2013, as discussed in Note 1.

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues
Oil, natural gas, and related product sales	$962	$1,248	$3,274	$2,391
Derivative losses	(237)	(250)	(246)	(322)
Drilling revenue, net	-	1,020	-	2,716
Other revenue	488	-	1,082	298
Total revenues	1,213	2,018	4,110	5,083
Expenses
Lease operating	132	376	748	920
Depreciation, depletion and amortization	178	72	462	511
Accretion of discount on asset retirement obligations	21	10	42	29
Professional fees	357	271	517	506
Payroll	629	221	1,279	863
General and administrative	333	174	1,050	619
Total expenses	1,650	1,124	4,098	3,448
Operating income (loss)	(437)	894	12	1,635
Other income (expense)
Interest income	-	-	-	2
Interest expense	(200)	(179)	(522)	(537)
Other expense	-	(17)	-	(18)
Total other expense	(200)	(196)	(522)	(553)
Net (loss) income	(637)	698	(510)	1,082

Less: dividend on preferred shares	-	-	(40)	-

Net (loss) income attributable to common stockholders	$(637)	$698	$(550)	$1,082

Net (loss) income per share—basic	$(0.03)	$0.03	$(0.02)	$0.05
Basic average shares outstanding	22,735,948	22,634,091	22,685,020	22,634,091

Net (loss) income per share—diluted	$(0.03)	$0.03	$(0.02)	$0.05

Diluted average shares outstanding	22,735,948	22,634,091	22,685,020	22,634,091

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Stockholders' Equity

(in thousands, except share and per share data)

	Shares Issued				PAR Value
	Common Stock	Preferred Stock	Series F Preferred Stock	Series F Preferred Stock to be Issued	Common Stock	Preferred Stock	Series F Preferred Stock	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
					0.001	0.001	0.001
Balances, December 31, 2012	-	37,500	3,721,036	260,261	$-	$-	$4	$45,999	$(38,280)	$7,723

Recapitalization with Claimsnet	178,250	-	-	-	-	-	-	(2)	-	(2)

Spin-off of ANC Holdings, Inc.	-	-	-	-	-	-	-	2	-	2

Issuance of preferred stock	-	206,250	-	-	-	-	-	412	-	412

Forgiveness of notes payable, related party	-	-	-	-	-	-	-	125	-	125

Conversion of Series F preferred stock	21,154,647	-	(3,721,036)	-	21	-	(4)	(17)	-	-

Preferred dividend payment	-	-	-	-	-	-	-	(40)	-	(40)

Net Loss	-	-	-	-	-	-	-	-	(510)	(510)

Balances, September 30, 2013 (Unaudited)	21,332,897	243,750	-	$260,261	$21	$-	$-	$46,479	$(38,790)	$7,710

See accompanying notes to the condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2013	2012
	Unaudited	Unaudited
OPERATING ACTIVITIES:
Net (loss) income	$(510)	$1,082
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	462	511
Accretion	42	29
Unrealized derivative loss	246	320
Changes in operating assets and liabilities:
Accounts receivable	(752)	(18)
Other current assets	8	-
Other non-current assets	5	-
Accounts payable	63	587
Net cash provided by (used in) operating activities	(436)	2,511
INVESTING ACTIVITIES:
Acquisition of other property and equipment	-	(48)
Disposition of oil and natural gas properties	-	207
Development of oil and natural gas properties	(1,961)	(1,319)
Net cash used in investing activities	(1,961)	(1,160)
FINANCING ACTIVITIES:
Borrowings under credit facility	2,100	792
Repayments of notes payable	-	(500)
Borrowings under notes payable, related party	-	125
Disbursements for notes receivables, related parties	-	(1,478)
Dividends paid on preferred stock	(40)	-
Proceeds from issuance of Series B Redeemable Preferred Units	412	-
Net cash provided by (used in) financing activities	2,472	(1,061)

INCREASE IN CASH AND CASH EQUIVALENTS	75	290
CASH AND CASH EQUIVALENTS—Beginning of period	133	800

CASH AND CASH EQUIVALENTS—End of period	$208	$1,090

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING & FINANCING ACTIVITIES
Forgiveness of notes payable, related party	$125	-
Net assets acquired and liabilities assumed through TransCoastal acquisition	$2	-
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$2	-
Conversion of Series F preferred stock to common stock	$21	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$483	$537

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1. Basis of presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the consolidated financial position of TransCoastal Corporation and Subsidiaries (the "Company" or “TransCoastal”) as of September 30, 2013 and December 31, 2012 and the results of their operations for the three and nine months ended September 30, 2013 and 2012 and the results of their cash flows for the nine months ended September 30, 2013 and 2012, in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement filed on form S-1, as filed with the Securities and Exchange Commission on October 4, 2013, as well as all subsequent reports on forms 8-K and 14C. Certain reclassifications have been made to the consolidated financial statements for prior periods in order to conform to the current period presentation.

Prior to May 9, 2013 our business plan was to develop an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the internet. On May 9, 2013 we acquired a majority interest in TransCoastal Corporation, a Texas corporation through an Acquisition Agreement. We issued a total of 3,721,036 shares of our Series F Preferred Stock ("Preferred Stock"), with an additional 260,261 Preferred Stock to be issued as of September 30, 2013, in consideration for the common stock of TransCoastal. Each share of Preferred Stock issued has the attribute of having the voting right equal to 1,170.076 shares of common stock thereby giving the selling TransCoastal stockholders control of the corporation with the ability to vote 99.2% of all the votes eligible to vote for any matter brought before our equity holders.

Claimsnet.com, Inc. (“Claimsnet”) acquired TransCoastal Corporation, a Texas corporation under the Acquisition Agreement, dated March 18, 2013, as amended by the Amended Acquisition Agreement, dated April 24, 2013, through the issuance of shares of our convertible preferred stock. This resulted in the owners of TransCoastal (the “accounting acquirer”) having actual or effective operating control of Claimsnet after the transaction, with the shareholders of Claimsnet (the “legal acquirer”) Continuing only as passive investors. TransCoastal is an oil and gas exploration and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Pursuant to the Amended Acquisition Agreement, on June 27, 2013 the Company placed, at the time of the Closing, all of the assets and liabilities constituting the current non-oil and gas assets of our business operations into a separate wholly-owned subsidiary of the Company (the “ANC Holdings”) and sold that subsidiary to certain debt holders of the Company, who were affiliates of the Company prior to the exchange, in consideration for cancellation by such debt holders of the Company indebtedness owed to them. See 8-K filed with the SEC on July 3, 2013.

Additionally, during the nine months ended September 30, 2013, TransCoastal Partners LLC, an entity under common control of TransCoastal, contributed all of its assets and liabilities to TransCoastal. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and are presented in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, which requires that entities under common control be reflected at their historical cost. Accordingly, the accompanying consolidated financial statements reflect the historical combined result of the common controlled entity prior to the reverse recapitalization date.

The Company formally changed its name and declared a reverse 200 to 1 stock split effective July 1, 2013.

Recently adopted accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The interest bearing cash accounts maintain FDIC coverage of up to $250,000 per institution. Non-interest bearing accounts are fully covered subject to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The provision of the Act expired on December 31, 2012 reducing coverage for interest and non-interest bearing accounts to a combined $250,000 per institution. As of September 30, 2013 and December 31, 2012, the Company did not have any amounts in excess of its FDIC coverage.

Accounts Receivable, Net

Accounts receivable, net is comprised of billings for services as the operator on certain wells, that TransCoastal has no working interest in, and accrued natural gas and crude oil sales. The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable, net balance at the date of non-performance. The amounts billed to third parties for services as the operator have rights of offset against revenues generated from the sale of oil and gas commodities. For the three and nine months ended September 30, 2013 and 2012, the Company had no bad debt expense.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of September 30, 2013 and December 31, 2012, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three and nine months ended September 30, 2013 and 2012 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2013 and 2012 no impairment charge occurred.

During the three and nine months ended September 30, 2013 the Company determined approximately $14,000 and $41,000 of interest costs were incurred during the development period of our wells. During the three and nine months ended September 30, 2012 the Company determined approximately $28,000 and $84,000 of interest costs were incurred during the development period of our wells.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three and nine months ended September 30, 2013, and 2012 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and nine months ended September 30, 2013, and 2012 no impairment charge occurred.

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

Drilling Revenue

The Company follows the provisions of ASC 605-45, Revenue Recognition – Principal Agent Considerations, which requires the Company to record drilling revenues at net given such services are on behalf of third party oil and natural gas property operators. The Company does not own a participating interest in the wells for which drilling revenues, net are recorded. During the nine months ended September 30, 2013 and 2012, the Company recognized net drilling revenues of approximately $0 and $2,716,000, respectively, which is included in the accompanying consolidated statements of operations. During the three months ended September 30, 2012 the Company recognized $1,020,000 in drilling revenues.

Earnings Per Share

The Company complies with ASC Topic 260, Earnings Per Share. ASC 260 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company. The difference between the number of shares used to compute basic income per share and diluted income per share relates to additional shares to be issued upon the assumed exercise of convertible preferred shares. During the three and nine month periods ended September 30, 2013 the dilutive shares from preferred units were approximately 487,500 for both periods respectively. Basic weighted average shares outstanding consisted of equivalent common shares of the Series F Preferred stock, and the common stock received in the recapitalization with Claimsnet. During any period there is a loss in income any adjustment that results in an increase in the outstanding number of shares would be considered antidilutive and therefore basic and fully diluted loss per share will be equivalent.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited
Basic shares of common stockholders from predecessor	22,735,948	22,634,091	22,685,020	22,634,091

Convertible preferred shares from predecessor	487,500	-	487,500	-

Fully diluted shares	23,223,448	22,634,091	23,172,520	22,634,091

3. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balance at December 31, 2012	$24,318	$(1,573)	$22,745
Activity from January 1, 2013 through September 30, 2013	1,961	(342)	1,619
	$26,279	$(1,915)	$24,364

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

On July 30, 2013 the Board of Directors of the Company also authorized the issuance of Common Stock share certificates of the Company to all the Series F Preferred Stockholders converting the Company's Series F Preferred Stock into Common Stock of the Company. The issuance of the shares of common stock upon conversion will be restricted stock as that term is defined in Rule 144 and will contain a restrictive legend to that effect.

5. Notes payable

On May 19, 2011, as amended from time to time through September 27, 2013, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $17,500,000 on May 31, 2013. The Agreement bears interest at the prime rate minus 0.5%, but not less than 3.5%. Interest payments are due monthly with all principal and any unpaid interest being due on October 1, 2014. The interest rate was 4.5% and 4.99% at September 30, 2013 and December 31, 2012, respectively. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125,000 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150,000 through January 15, 2013. The monthly borrowing base reductions were amended to $0 on February 11, 2013.

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financial covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after September 30, 2012. The Company was in compliance with all financial covenants as of September 30, 2013 and December 31, 2012.

As of September 30, 2013 and December 31, 2012, the Company had an outstanding principal balance due to Green Bank of approximately $17,500,000 and $15,400,000, respectively, and $39,000 of accrued interest. As of September 30, 2013 and December 31, 2012, the current maturities of the outstanding principal balance were $0 and $150,000, respectively.

6. Related party transactions

During the nine month period ended September 30, 2013, an officer of TransCoastal forgave a note payable from TransCoastal in the amount of $125,000. This forgiveness of debt is reflected in the accompanying condensed consolidated statement of changes in stockholders' equity.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain forward looking statements or information (collectively referred to in this note as “forward looking statements”) within the meaning of applicable securities legislation. Forward looking statements are typically identified by words such as “projected”, “anticipate”, “believe”, “expect”, “plan”, “intend”, “agreed to”, “is to” or similar words suggesting future outcomes or statements regarding an outlook. Forward looking statements in this Annual Information Form include, but are not limited to, statements with respect to: achieving the Company’s focus on growing its strong portfolio of diverse resource plays producing natural gas, oil and NGLs; anticipated future proceeds from various joint venture, partnership and other agreements entered into by the Company, including the successful implementation of and other expected benefits to be generated from those agreements; ability to fund future development costs associated with joint venture, partnership and other agreements; ability to successfully continue employing Encana’s manufacturing-style development and attain capital and operating efficiencies on an ongoing basis and across Encana’s portfolio; achieving capital investment strategy of building long-term growth capacity and transitioning to a more diversified portfolio of production and cash flows; achieving the Company’s plan to continue focusing capital investment in liquids plays, minimizing investment in dry natural gas plays and attracting third party capital investments; anticipated expansion of plant processing and NGL extraction capacities and their anticipated on-stream dates; anticipated date of first production from the Deep Panuke project; future wells to be drilled and the timing and location thereof; future development plans for various resource plays; expectation for risk management contracts to mitigate market risk associated with future cash flows; reserves estimates, including reserves estimates under different price cases, and net present values of future net revenues for reserves using forecast prices and costs and SEC constant prices; 2013 production estimates before royalties; expectation to fund future development costs associated with reserves with future cash flows, available cash balances, divestitures, joint ventures, or a combination of the foregoing, including the available capacity on the Company’s credit facilities and debt shelf prospectuses; availability of large inventory of internal growth opportunities; the level of expenditures for compliance with environmental legislation and regulations, including estimates of potential costs of carbon, operating costs, site restoration costs including abandonment and reclamation costs; maintaining satisfactory credit ratings; pending and potential litigation and having adequate provision for the same; and expectation to expand the natural gas markets in North America.

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking statements will not occur, which may cause the Company’s actual performance and financial results in future periods to differ materially from any estimates or projections of future performance or results expressed or implied by such forward-looking statements. These assumptions, risks and uncertainties include, among other things: volatility of, and assumptions regarding natural gas and liquids prices, including substantial or extended decline of the same and their adverse effect on the Company’s operations and financial condition and the value and amount of its reserves; assumptions based upon the Company’s current guidance; fluctuations in currency and interest rates; risk that the Company may not conclude divestitures of certain assets or other transactions or receive amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which Encana may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which Encana may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; product supply and demand; market competition; risks inherent in the Company’s and its subsidiaries’ marketing operations, including credit risks; imprecision of reserves estimates and estimates of recoverable quantities of natural gas and liquids from resource plays and other sources not currently classified as proved, probable or possible reserves or economic contingent resources, including future net revenue estimates; marketing margins; potential disruption or unexpected technical difficulties in developing new facilities; unexpected cost increases or technical difficulties in constructing or modifying processing facilities; risks associated with technology; the Company’s ability to acquire or find additional reserves; hedging activities resulting in realized and unrealized losses; business interruption and casualty losses; risk of the Company not operating all of its properties and assets; counterparty risk; downgrade in credit rating and its adverse effects; liability for indemnification obligations to third parties; variability of dividends to be paid; its ability to generate sufficient cash flow from operations to meet its current and future obligations; its ability to access external sources of debt and equity capital; the timing and the costs of well and pipeline construction; the Company’s ability to secure adequate product transportation; changes in royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations or the interpretations of such laws or regulations; political and economic conditions in the countries in which the Company operates; terrorist threats; risks associated with existing and potential future lawsuits and regulatory actions made against the Company; risk arising from price basis differential; risk arising from inability to enter into attractive hedges to protect the Company’s capital program; and other risks and uncertainties described from time to time in the reports and filings made with securities regulatory authorities by Encana. Although Encana believes that the expectations represented by such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Readers are cautioned that the foregoing list of important factors is not exhaustive. In addition, assumptions relating to such forward-looking statements generally include Encana’s current expectations and projections made in light of, and generally consistent with, its historical experience and its perception of historical trends, including the conversion of resources into reserves and production as well as expectations regarding rates of advancement and innovation, generally consistent with and informed by its past experience, all of which are subject to the risk factors identified elsewhere in this report.

The following discussion needs to be viewed in relationship to the substantial change in Registrant's business which occurred as a result of its acquisition of TransCoastal Corporation prior to the end of the second quarter. Prior to the acquisition Claimsnet.com, Inc.'s business was the electronic filing of health insurance claims for medical providers. Upon completion of the acquisition in May, 2013 our primary business became TransCoastal Corporation's business and the Registrant became an oil and gas exploration and development company.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with all of our reports to the SEC and the related notes included elsewhere in this report.

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue. During the three months ended September 30, 2013, the Company generated revenues of $1,213,000 a decrease of $805,000 or 40% compared to the same quarter last year. The Company’s revenues declined primarily due to declines in drilling revenue. The Company has determined to pursue development of their own assets rather than to drill and complete other parties’ properties.

Total Expenses. During the three months ended September 30, 2013, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,650,000 compared to $1,124,000 during the three months ended September 30, 2012. This change represents an increase of $441,000 or 40%. The increase is primarily due to costs associated with the recent recapitalization of the company into a publicly traded entity, along with additional hiring of company personnel as we prepare for development of the oil and gas properties and leases that the company has.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenue. During the nine months ended September 30, 2013, the Company generated revenues of $4,110,000 a decrease of $973,000 or 19% compared to the same period last year. The decrease in is a result of a significant reduction in drilling revenues. The Company has determined to pursue development of their own assets rather than to drill and complete other parties’ properties.

Total Expenses. During the nine months ended September 30, 2013, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $4,098,000 compared to $3,448,000 during the nine months ended September 30, 2012. This change represents an increase of $650,000 or 19%. The increase is primarily due to the recent recapitalization of the company into a public entity, as well as additional hiring of company personnel as we prepare to retake advantage of future opportunities before us relating to our oil and gas properties.

LIQUIDITY AND CAPITAL RESOURCES

We have increased our net working capital at September 30, 2013 to $762,000 an increase of 673,000 from September 30, 2012. The increase is primarily due to growth in our accounts receivable at September 30, 2013 of $752,000. We have made modifications to our joint interest billing so that we can collect directly from revenue distribution, rather than payment from the working interest party.

Net cash used by operating activities of $436,000 for the first nine months of 2013 decreased from $2,511,000 provided by operating activities as the Company income declined from reduced third party drilling in 2013 as compared to the same period in 2012.

Net cash used in investing activities of $1,961,000 was utilized to develop our oil and gas assets during the first half of 2013. This is an increase of $801,000 from the first nine months of 2012.

Net cash provided by financing activities in the first nine months of 2013 of $2,472,000 related to proceeds from our line of credit for $2,100,000 and the proceeds from the issuance of some preferred stock for cash. This was an increase from our net cash used in financing activities of $1,061,000, during the first nine months of 2012.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2013, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Greenbank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

As of October 31, 2013, an internal evaluation was carried out under the supervision and with the participation of our management, including the CEO and the CFO, of the effectiveness of the design and operation of our disclosure controls. Based upon that evaluation, the CEO and the CFO concluded that, as of such date, the design and operation of these disclosure controls were effective to accomplish their objectives at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2013 through October 9, 2013.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
October 7, 2013	Common Stock	656,999	Shares of Common Stock in TransCoastal Corporation, a Texas Corporation	Stockholder
October 9, 2013	Common Stock	256,410	Restricted shares of common stock	Service Provider

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	SEC File	Filing Date	Filed Herewith
No.
3.1	Certificate of Incorporation, as amended	8-K	001-14665	7/3/2013
3.1(a)	Certificate of Amendment to Certificate of Incorporation	S-1	001-14665	9/24/1997
3.1(b)	Certificate of Designation of Series A Preferred Stock	10-K	001-14665	4/1/2003
3.1 ( c)	Certificate of Designation of Series B Preferred Stock	10-K	001-14665	3/29/2004
3.1(d)	Certificate of Designation of Series C Preferred Stock	10-K	001-14665	3/29/2004
3.1 ( e)	Certificate of Designation of Series D Preferred Stock	10-K	001-14665	3/29/2004
3.1(f)	Certificate of Designation of Series E Preferred Stock	10-K	001-14665	3/29/2004
3.1(g)	Certificate of Designation of Series F Preferred Stock	8-K	001-14665	5/15/2013
3.2(1)	Bylaws, as amended	S-1	001-14665	9/24/1997
4.1(1)	Form of Common Stock Certificate.	10-Q	001-14665	08/14/2013
10.1	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 27, 2013.	8-K	001-14665	3/22/2013
10.2	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 29, 2013.	8-K	001-14665	5/15/2013
10.3	Stock Purchase Agreement for the sale of ANC Holdings	8-K	001-14665	7/3/2013
10.4	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation	10-Q	001-14665	5/7/2013
10.5	Investment Agreement with Kodiak Capital Group, LLC	8-K	001-14665	11/5/2013
10.6	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation	8-K	001-14665	11/5/2013
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		001-14665		*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		001-14665		*
32.1	Certification of CEO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		001-14665		*
32.2	Certification of CFO pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		001-14665		*
101.INS XBRL Instance.			001-14665		**
101.SCH XBRL Taxonomy Extension Schema.			001-14665		**
101.CAL XBRL Taxonomy Extension Calculation.			001-14665		**
101.DEF XBRL Taxonomy Extension Definition.			001-14665		**
101.LAB XBRL Taxonomy Extension Labels.			001-14665		**
101.PREXBRL Taxonomy Extension Presentation.			001-14665		**

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

November 08, 2013

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)

By: /s/ Rick Hoover
Rick Hoover
Chief Financial Officer, and
Principal Accounting Officer
(duly authorized Officer)