Form 10-Q/A
period 2013-09-30
TransCoastal Corp
filed 2014-01-24
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1

FORM 10-Q/A

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

 Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 filed by  TransCoastal Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 11, 2013 (the “Original Form 10-Q”), is being filed to reflect revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Original Form 10-Q that was affected by the revisions has been amended in its entirety. No material changes have been made in this Form 10-Q/A to update other disclosures presented in the Original Form 10-Q, except as required to reflect the effects of the revisions. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures, including the exhibits to the Original Form 10-Q affected by subsequent events.

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, 31.2, and 32 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

During the nine months ended September 30, 2013, we sold an additional 649 barrels of oil as compared to 18,655 sold in the same period of 2012.  During the nine months ended September 30, 2013, we sold an additional 33,938 MCFs of gas as compared to 100,809 sold in the same period of 2012.  Our average price per barrel sold during 2013 decreased by $1.41 from the $90.04 in the same period of 2012. Our average price per MCF (adjusted for liquids content) sold during 2013 increased by $4.56 from the $7.05 in the same period of 2012.  These items increased our revenues from oil in 2013 by $36,000 and $857,000 from gas.

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

January 24, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)

By: /s/ Rick Hoover
Rick Hoover
Chief Financial Officer, and
Principal Accounting Officer
(duly authorized Officer)