Form 10-Q/A
period 2013-09-30
TransCoastal Corp
filed 2014-03-07
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 22,246,306 shares outstanding as of March 1, 2014.

 Explanatory Note

This Amendment No. 2 (this “Amendment”) on Form 10-Q/A, which amends and restates items identified below with respect to the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 filed by  TransCoastal Corporation (the “Company”) with the Securities and Exchange Commission (the “SEC”) on November 11, 2013 (the “Original Form 10-Q”), is being filed to reflect revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

This Form 10-Q/A is dated as of a current date and includes as exhibits 31.1, and 32.1 new certifications by the Company’s Chief Executive and Principal Financial Officer as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenue. During the three months ended September 30, 2013, the Company generated revenues of $1,213,000 a decrease of $805,000 or 40% compared to the same quarter last year. The Company’s revenues declined primarily due to declines in drilling revenue. The Company has determined to pursue development of their own assets rather than to drill and complete other parties’ properties. During the three months ended September 30, 2013, we sold an additional 742 barrels of oil as compared to 5,861 sold in the same period of 2012.  Also during the three months ended September 30, 2013, we sold 4,491 MCF fewer than the 32,619 MCFs of gas sold in the same period of 2012.  Our average price per barrel sold during the three months ended September 30, 2013 increased by $10.39 from the $88.96 in the same period of 2012. Our average price per MCF (adjusted for liquids content) sold during the three months ended September 30, 2013 increased by $3.93 from $6.32 in the same period of 2012.  These items increased our revenues from oil in the third fiscal quarter of 2013 by $134,680 and $82,397 from gas as compared to the third fiscal quarter 2012.

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

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of October 31, 2013, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

Item 6. Exhibits.

Incorporated by Reference
Exhibit	Exhibit Description	Form	SEC File	Filing Date	Filed Herewith
No.
3.1	Certificate of Incorporation, as amended	8-K	001-14665	7/3/2013
3.1(a)	Certificate of Amendment to Certificate of Incorporation	S-1	001-14665	9/24/1997
3.1(b)	Certificate of Designation of Series A Preferred Stock	10-K	001-14665	4/1/2003
3.1 ( c)	Certificate of Designation of Series B Preferred Stock	10-K	001-14665	3/29/2004
3.1(d)	Certificate of Designation of Series C Preferred Stock	10-K	001-14665	3/29/2004
3.1 ( e)	Certificate of Designation of Series D Preferred Stock	10-K	001-14665	3/29/2004
3.1(f)	Certificate of Designation of Series E Preferred Stock	10-K	001-14665	3/29/2004
3.1(g)	Certificate of Designation of Series F Preferred Stock	8-K	001-14665	5/15/2013
3.2(1)	Bylaws, as amended	S-1	001-14665	9/24/1997
4.1(1)	Form of Common Stock Certificate.	10-Q	001-14665	08/14/2013
10.1	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated March 27, 2013.	8-K	001-14665	3/22/2013
10.2	Unsecured Promissory Note between Claimsnet.com and J. R. Schellenberg dated April 29, 2013.	8-K	001-14665	5/15/2013
10.3	Stock Purchase Agreement for the sale of ANC Holdings	8-K	001-14665	7/3/2013
10.4	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation	10-Q	001-14665	5/7/2013
10.5	Investment Agreement with Kodiak Capital Group, LLC	8-K	001-14665	11/5/2013
10.6	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation	8-K	001-14665	11/5/2013
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		001-14665		*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		001-14665		*
101.INS XBRL Instance.			001-14665
101.SCH XBRL Taxonomy Extension Schema.			001-14665
101.CAL XBRL Taxonomy Extension Calculation.			001-14665
101.DEF XBRL Taxonomy Extension Definition.			001-14665
101.LAB XBRL Taxonomy Extension Labels.			001-14665
101.PREXBRL Taxonomy Extension Presentation.			001-14665

**

XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

TransCoastal Corporation (Registrant)

Match 7, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer, and Principal Financial Officer
(duly authorized Officer)