Form 10-K/A
period 2013-12-31
TransCoastal Corp
filed 2014-05-09
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

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

Item II. Properties

Operations

Oil and Gas Leases and Wells

The Company’s 22 Oil and Gas lease properties consist of approximately 7,310 gross/ 6,065 net acres, which are primarily held by production. The Properties comprise approximately 66 producing wells generating net production of approximately 73 bbls/day and 370 mcf/day during fiscal year 2013. Cash flow used in operations for TransCoastal for the twelve months ending 12/31/13 was approximately $1.7 million. The majority of the Company’s asset base is comprised of long life Panhandle hydrocarbon production in wells that all produce oil, natural gas liquids and natural gas. The following is a table showing our developed and undeveloped lease acreage followed by a list and legal description of our oil and gas leases located in the state of Texas.

Developed and Undeveloped Acreage

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Total:	7,310	6,065	1,252	939

Lease Name and Location of TransCoastal Oil and Gas Leases

Lease	County	Abstract	Survey	Block	Section
Bell	Gray	447	I. & G.N. RR	3	134
Brown	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Brown "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Crow	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Faith	Gray	447	I. & G.N. RR	3	135
Jackson	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Jackson "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Heitholt	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Cobb	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Heaston	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Leopold B,C,A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoag	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoag A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
MPS Ellenburger	Montague	247	ET RR, CO
Pugh	Stephens	630, 565, 1592, 330	T&P RR CO	5	4, 1338, 1337, 11
Savell	Shelby	385	R. Jarvis
Mayfield B&C	Hutchinson		D&P RR CO	R	2, 5
Meers	Gray		I. & G.N. RR	3	107
Stevenson A	Hutchinson		D&P RR CO	R	2, 5
Gene Borders	Shelby		Holt, M S
Bill Phillips	Hutchinson		TC RR CO	M-24	8
TJ Boney	Carson		I. & G.N. RR	4	110

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

From the above wells the Company receives certain hydrocarbon production in the form of oil, natural gas and condensates which it markets to third party purchasers. The following chart lists our net production, total sales and average price we experienced from our wells in the last two fiscal years:

Year Ended December 31,
	2013	2012
Net Production:
Oil (Bbl)	26,106	26,413
Natural Gas (Mcf)	152,470	134,736
Barrel of Oil Equivalent (Boe)	51,517	48,869
Productive Wells	66	58

Oil and Natural Gas Sales:
Oil (in thousands)	$2,449	$2,400
Natural Gas (in thousands)	$1,279	$1,282
Total (thousands)	$3,728	$3,682

Average Sales Price:
Oil ($ per Bbl)	$93.80	$90.86
Natural Gas ($ per Mcf)	$8.39	$9.51
Barrel of Oil Equivalent ($ per Boe)	$72.36	$75.34

Oil and Natural Gas Costs:
Lease Operating Expenses (in thousands)	$948	$1,114
Production taxes (in thousands)	$199	$177
Other operating expenses (in thousands)	-	-
Average production cost per Boe	$22.26	$26.42

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

Years Ended December 31, 2013

Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	6,609
Proved undeveloped	3,894
Total	10,503
Net oil reserves (MBbls):
Proved developed	3,313
Proved undeveloped	3,303
Total	6,616
Estimated Present Value of Net Proved Reserves:
PV-10 value (in thousands)
Proved developed	$106,316
Proved undeveloped	121,704
Total	$229,370

Prices Used in Calculating Reserves:
Natural gas (per Mcf)	$3.67
After adjustments for liquids and BTU content	$9.52
Oil (per Bbl)	$96.94
After adjustments for liquids and BTU content	$95.75

The following table is a tabular representation of the estimate for our proved developed and undeveloped reserves:

	Crude Oil (Bbl)	Natural Gas (Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES
December 31, 2011	6,720,020	10,674,620

Revisions of previous estimates	(325,517)	(454,154)
Extensions and discoveries
Acquisitions of reserves	20,730	150,320
Production	(26,413)	(134,736)

December 31, 2012	6,388,820	10,236,050

Revisions of previous estimates	245,536	(372,343)
Extensions and discoveries
Acquisitions of reserves	7,760	47,007
Production	(26,106)	(152,470)

December 31, 2013	6,616,010	10,502,930

PROVED DEVELOPED RESERVES
December 31, 2013	3,313,400	6,609,080
December 31, 2012	3,357,200	6,323,250

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

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable

ITEM 7 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2013 and 2012, included elsewhere in this prospectus. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this prospectus involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this prospectus. Although we believe that the assumptions underlying the forward-looking statements contained in this prospectus are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue. During the year ended December 31, 2013 the Company generated revenues of $3,622,000, a decrease of $2,886,000 or 44% as compared to the same period last year. The Company had decreased revenues through drilling services to third parties. The Company has determined to pursue development of their own assets rather than to drill and complete other parties properties resulting in the drastic decline in total revenues.

During the year ended December 31, 2013 the Company generated revenues from oil and gas sales of $3,728,000 an increase of $46,000 or 1% as compared to the same period last year. The Company had no revenues through drilling services to third parties generating a decrease of $2,746,000. The Company has determined to pursue development of their own assets rather than to drill and complete other parties properties.

Total Expenses. During the year ended December 31, 2013, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $7,025,000 compared to $4,717,000 during the same period in 2012. This change represents an increase of $2,308,000 or 49%. The increase is primarily due to increased professional and legal fees as a result of ongoing litigation and the costs of becoming a public entity. The company also incurred losses on turn key contracts in 2013 as a result of drilling done for a third party in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows. Net cash used in operating activities of ($1,654,000) for the twelve months ended December 31, 2013 decreased from cash provided by operations of $1,571,000 during the same period in 2012. This change represents a decrease of $3,225,000. The decrease is primarily due to the decrease in net income of 4,944,000 due to the lack of income from third party drilling and increased expenses as a result of ongoing litigation and the costs of becoming a public entity.

Net cash used in investing activities of $871,000 was utilized to develop our oil and gas assets during the year 2013 and acquire additional proved producing properties in our core areas. This is a decrease of $1,254,000 from the same period in 2012.

Net cash provided by (used in) financing activities increased by $2,937,000 as the Company generated a considerable amount of cash through equity sales of the Company’s preferred stock as well as additional borrowings through the line of credit with GreenBank.

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

STOCK BENEFICIALLY OWNED BY OR DIRECTORS AND EXECUTIVE OFFICERS

Name and address of beneficial owner	Class of Security	Amount and Beneficial Ownership	Percent of Class
Don Crosbie, Chairman of the Board of Directors	Common Stock	19,967	.1%
17304 Preston Rd., Suite 700
Dallas TX 75252

Stuart Hagler, Chief Executive Officer	Common Stock	6,000,000	26.7%
17304 Preston Rd., Suite 700
Dallas TX 75252

A.W. Westmoreland, President of Operations	Common Stock	5,847,686	26.0%
17304 Preston Rd., Suite 700
Dallas TX 75252

Dave May, President of Acquisitions	Common Stock	5,718,603	25.5%
17304 Preston Rd., Suite 700
Dallas TX 75252

All our directors and executive officers as a group		17,586,256	78.3%

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

Exhibit List:

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1**	Certificate of Incorporation as amended (incoporated by reference to an exhibit to our Form 8-K filed on July 3, 2013)
3.1(a)**	Certificate of Designation of Series F Preferred Stock (incorporated by reference to an exhibit to our Form 8-K filed on May 15, 2013)
3.1(b)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013)
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013)
(4)	Instruments defining rights of security holders, including indentures
4.1**	Specimen Stock Certificate (incorporated by reference to an exhibit on Form 10-Q filed on August 14, 2013)
(10)	Material Contracts
10.1**	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation (incorporated by reference to an exhibit on Form 10-Q filed on May 7, 2013.)
10.2**	Stock Purchase Agreement for sale of ANC Holdings, Inc. (incorporated by reference to an exhibit on Form 8-K filed on July 3, 2013.)
10.3**	2013 Stock Incentive Program (incorporated by reference to Annex A on Form DEF 14A filed on August 9, 2013)
10.4**	Employment Agreement with Stuart Hagler dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013)
10.5**	Employment Agreement with David May dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013)
10.6**	Employment Agreement with Wilbur A. Westmoreland dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013)
10.7**	Employment Agreement with Judson Hoover dated January 1, 2013 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013)
10.8**	Amended Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013)
10.9**	First Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013)
10.10**	Second Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013)
10.11**	Davis Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013)
10.12**	Eagle Rock Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013)
10.13**	Targa Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013)
10.14**	Valero Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on February 26, 2014)
10.15**	Phillips-Conoco Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on January 17, 2014)
(14)	Code of Ethics
14.1**	Code of Ethics (incorporated by reference to an exhibit to our Current Report on Form 10-K filed on February 26, 2013)
(21)	Subsidiaries
21.1*	CoreTerra Operating, LLC, a Texas limited liability company
31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Revised Appraisal Report (Reserve Report) dated January 1, 2013
99.2*	Revised Appraisal Report (Reserve Report) dated January 1, 2014

101	101.1NS XBRL Instance Document

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

TransCoastal Corporation

Date: May 9 , 2014	By:	/s/ Stuart G. Hagler
Chief Executive Officer and President (Principal Executive and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Crosbie	Chairman of the Board of Directors	May 9, 2014
Donald Crosbie

/s/ Stuart G. Hagler	Director, Chief Executive Officer (Principal Executive and Accounting Officer)	May 9, 2014
Stuart G. Hagler

/s/ W.A. Westmoreland	Director, President of Operations	May 9, 2014
W.A. Westmoreland

/s/ David J. May	Director, President of Acquisitions	May 9, 2014
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

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2013 and 2012 consolidated financial statements to correct an error.

Rothstein Kass

Dallas, Texas
April 14, 2014 (except for the effects of the error described in Note 1 to the consolidated financial statements as to which the date is May 7, 2014)

1

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

December 31,	2013	2012
	(RESTATED)	(RESTATED)
ASSETS

Current assets
Cash and cash equivalents	$432	$133
Accounts receivable	436	584
Current derivative assets		28
Other current assets	20	20
Total current assets	888	765
Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,600	22,506
Other property and equipment, net of accumulated depreciation	470	567
Total oil and natural gas properties and other equipment, net	24,070	23,073
Other assets
Goodwill	485	485
Other non-current assets	387	105
Total other assets	872	590
Total assets	$25,830	$24,428

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,620	$536
Notes payable, related party		125
Current asset retirement obligations	107	12
Current derivative liabilities	125
Current maturities of notes payable	387	150
Total current liabilities	2,239	823
Long-term liabilities
Notes payable	17,181	15,250
Stock to be issued	2,496	2,091
Asset retirement obligations	852	865
Derivative liabilities	18	6
Total long-term liabilities	20,547	18,212
Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series A, 0 and 37,500, respectively, preferred shares issued and outstanding
Series F, 0 and 3,721,036, respectively, preferred shares issued and outstanding		4	[1]
Series G, 687,500 and 0, respectively, preferred shares issued and outstanding	1
Common stock, $.001 par value; 250,000,000 shares authorized; 22,453,773 and 0, respectively, shares issued and outstanding	23
Additional paid-in-capital	45,592	43,908	[1]
Accumulated deficit	(42,572)	(38,519)
Total shareholders' equity	3,044	5,393
Total liabilities and shareholders' equity	$25,830	$24,428

[1] - Balance is reflective of Claimsnet.com Inc.'s acquisition of TransCoastal Corporation on March 18, 2013 (as amended April 24, 2013) as discussed in Note 1.

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Year ended December 31,	2013	2012
	(RESTATED)	(RESTATED)

Revenues
Oil, natural gas, and related product sales	$3,728	$3,682
Derivative losses	(269)	(218)
Drilling revenue, net		2,746
Other revenue	163	298
Total revenues	3,622	6,508

Expenses
Loss on turn-key contracts	1,468
Lease operating	1,147	1,291
Depreciation, depletion and amortization	704	660
Accretion of discount on asset retirement obligations	45	38
General and administrative	3,661	2,728
Total expenses	7,025	4,717
Operating income (loss)	(3,403)	1,791

Other income (expense)
Interest income		2
Interest expense	(709)	(713)
Other income (expense)	59	(44)
Total other expense, net	(650)	(755)
Net income (loss)	$(4,053)	$1,036

Basic earnings per share:
Net income (loss) per basic common share	$(0.18)	$0.05
Weighted average basic common shares outstanding	22,527,107	22,091,003	[1]

Diluted earnings per share:
Net income (loss) per diluted common share	$(0.18)	$0.05
Weighted average diluted common shares outstanding	22,527,107	22,166,003	[1]

[1] - Balance includes equivalent Series F preferred stock, which contains the equivalent rights of common stock and was converted to common stock during the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series A Preferred Stock		Series F Preferred Stock		Series G Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid-in Capital	Accumulated Deficit	Total
											(RESTATED)
Balances, December 31, 2011 [1]	-	$-	-	$-	3,640,123	$4	-	$		$42,308	$(39,555)	$2,757

Issuance of Series A preferred stock			37,500							75		75
Forfeiture of Series F preferred stock										1,350		1,350
Stock based compensation					80,913					175		175
Stock issued for services												-
Net income											1,036	1,036

Balances, December 31, 2012 [1]	-	$-	37,500	$-	3,721,036	$4	-		$-	$43,908	$(38,519)	$5,393

Recapitalization with Claimsnet.com, Inc.	178,250									(1,602)		(1,602)
Spin-off of ANC Holdings, Inc.										1,602		1,602
Issuance of Series A preferred stock			206,250							679		679
Constructive dividends on Series A preferred stock										(266)		(266)
Issuance of Series G preferred stock							687,250		1	2,440		2,441
Constructive dividends on Series G preferred stock										(1,756)		(1,756)
Conversion of Series F preferred stock and
Series F preferred stock to be issued	21,323,978	21			(3,721,036)	(4)				(17)		-
Conversion of Series A preferred stock	487,500	1	(243,750)							(1)		-
Issuance of common stock for deferred offering costs	256,578									250		250
Forgiveness of notes payable, related party										125		125
Stock based compensation	207,467	1								269		270
Series A preferred dividend payments										(39)		(39)
Net loss											(4,053)	(4,053)

Balances, December 31, 2013	22,453,773	$23	-	$-	-	$-	687,250		$1	$45,592	$(42,572)	$3,044

[1] - Balance is reflective of Claimsnet.com Inc.'s acquisition of TransCoastal Corporation on March 18, 2013 (as amended April 24, 2013) as discussed in Note 1.

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS)

Year ended December 31,	2013	2012
	(RESTATED)	(RESTATED)
Cash flows from operating activities
Net income (loss)	$(4,053)	$1,036
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation, depletion and amortization	704	660
Stock based compensation	270	213
Stock to be issued for services		2
Accretion of discount on asset retirement obligations	45	38
Loss on turn-key contracts	1,468
Realized loss on derivative assets and liabilities		336
Unrealized (gain) loss on derivative assets and liabilities	165	(103)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(740)	(311)
Other current assets		6
Other non-current assets	(17)	(5)
Accounts payable and accrued liabilities	504	(301)
Net cash and cash equivalents provided by (used in) operating activities	(1,654)	1,571

Cash flows from investing activities
Development of oil and natural gas properties	(716)	(1,011)
Acquisition of oil and natural gas properties	(140)
Disposition of oil and natural gas properties		391
Acquisition of other property and equipment	(15)	(28)
Issuance of notes receivable, related parties		(1,477)
Net cash and cash equivalents used in investing activities	(871)	(2,125)

Cash flows from financing activities
Borrowings under notes payable	1,778	927
Repayments of notes payable	(6)	(1,225)
Payment of debt issuance costs		(15)
Borrowings under notes payable, related party		125
Proceeds from issuance of Series A preferred stock, net of constructive dividend	413	75
Proceeds from issuance of Series G preferred stock, net of constructive dividend	685
Proceeds from stock to be issued	8
Payment of deferred offering costs	(15)
Dividends paid on Series A preferred stock	(39)
Net cash and cash equivalents provided by (used in) financing activities	2,824	(113)
Net increase (decrease) in cash and cash equivalents	299	(667)
Cash and cash equivalents, beginning of year	133	800
Cash and cash equivalents, end of year	$432	$133

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Year ended December 31,	2013	2012
	(RESTATED)	(RESTATED)
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$740		$821

Supplemental disclosure of non-cash investing transactions
Acquisition of oil and natural gas properties through notes payable	$322	$
Acquisition of oil and natural gas properties through settlement of notes receivable, related parties	$		$1,477
Acquisition of oil and natural gas properties through stock to be issued	$397	$
Acquisition of other property and equipment through notes payable	$74	$
Capitalized asset retirement costs	$37		$1
Common stock issued for deferred offering costs	$250	$
Net assets acquired and liabilities assumed through TransCoastal acquisition	$1,602	$
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$1,602	$
Forgiveness of notes payable, related party	$125	$
Conversion of Series F preferred stock	$21	$
Conversion of Series A preferred stock	$1	$

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

1.	Restatement of previously issued consolidated financial statements

The Company has restated certain amounts reported as of December 31, 2013 and 2012, and for each of the years in the two year period ended December 31, 2013. The restatement reflects adjustments of depletion expense and accumulated depletion based on the changes in reserve estimates for each of the years in the two year period ended December 31, 2013, which were included in the Company’s Annul Report on Form 10K.

The adjustments are noncash adjustments and have no impact on the Company’s cash flows. On May 6, 2014, the Company completed its assessment of the impact of the adjustments to the depletion expense and accumulated depletion for each of the years in the two year period ended December 31, 2013 and believes the effects of the restatements are as summarized in the following tables:

Consolidated Balance Sheet as of December 31, 2013

	Previously Reported	Adjustment	As Restated
Oil and natural gas properties, full cost method, net of accumulated depletion	$23,971	$(371)	$23,600
Total oil and natural gas properties and other equipment, net	$24,441	$(371)	$24,070
Total assets	$26,201	$(371)	$25,830
Accumulated deficit	$(42,201)	$(371)	$(42,572)
Total shareholders’ equity	$3,415	$(371)	$3,044
Total liabilities and shareholders’ equity	$26,201	$(371)	$25,830

Consolidated Balance Sheet as of December 31, 2012

	Previously Reported	Adjustment	As Restated
Oil and natural gas properties, full cost method, net of accumulated depletion	$22,745	$(239)	$22,506
Total oil and natural gas properties and other equipment, net	$23,312	$(239)	$23,073
Total assets	$24,667	$(239)	$24,428
Accumulated deficit	$(38,280)	$(239)	$(38,519)
Total shareholders’ equity	$5,632	$(239)	$5,393
Total liabilities and shareholders’ equity	$24,667	$(239)	$24,428

Consolidated Statement of Operations for the Year Ended December 31, 2013

	Previously Reported	Adjustment	As Restated
Depreciation, depletion and amortization	$572	$132	$704
Total expenses	$6,893	$132	$7,025
Operating income (loss)	$(3,271)	$(132)	$(3,403)
Net income (loss)	$(3,921)	$(132)	$(4,053)
Net income (loss) per basic common share	$(0.17)	$(0.01)	$(0.18)
Net income (loss) per diluted common share	$(0.17)	$(0.01)	$(0.18)

Consolidated Statement of Operations for the Year Ended December 31, 2012

	Previously Reported	Adjustment	As Restated
Depreciation, depletion and amortization	$542	$118	$660
Total expenses	$4,599	$118	$4,717
Operating income (loss)	$1,909	$(118)	$1,791
Net income (loss)	$1,154	$(118)	$1,036
Net income (loss) per basic common share	$0.05	$(0.00)	$0.05
Net income (loss) per diluted common share	$0.05	$(0.00)	$0.05

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

2.	Organization and nature of operations

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

Claimsnet formally changed its name to TransCoastal Corporation and declared a reverse 200 to 1 stock split effective July 1, 2013.

3.	Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013, the Company had a working capital deficit of approximately $1,351, and an accumulated deficit of approximately $42,572. For the year ended December 31, 2013, the Company had a net loss of approximately $4,053 and used cash in operations of approximately $1,654. The working capital deficit at December 31, 2013 is primarily the result of increased aged accounts payable and accrued liabilities due to a reduction in available cash to pay third party vendors, and the liability related to the arbitration settlement discussed in Note 13. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement with a third party which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

3.	Going concern consideration (continued)

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

4.	Summary of significant accounting policies

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

4.	Summary of significant accounting policies (continued)

Fair Value Measurements (continued)

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

4.	Summary of significant accounting policies (continued)

Derivative Activities (continued)

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

4.	Summary of significant accounting policies (continued)

Oil and Gas Natural Gas Properties (continued)

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

5.	Fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2013:

	Level 1		Level 2		Level 3		Balance as of December 31, 2013
Assets (at fair value):
Money market mutual fund		$63	$		$		$63

Liabilities (at fair value):
Derivative liabilities	$			$143	$		$143
Asset retirement obligations						959	959
Total liabilities (at fair value)	$			$143		$959	$1,102

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2012:

	Level 1		Level 2		Level 3		Balance as of December 31, 2012
Assets (at fair value):
Money market mutual fund		$16	$		$		$16
Derivative assets				28			28
Total assets (at fair value)		$16		$28	$		$44

Liabilities (at fair value):
Derivative liabilities	$			$6	$		$6
Asset retirement obligations						877	877
Total liabilities (at fair value)	$			$6		$877	$883

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

6.	Oil and natural gas properties

The following tables present a summary of the Company’s oil and natural gas properties at December 31, 2013 and 2012:

	2013	2012

Proved-developed producing properties	$6,424	$4,960
Proved-developed non producing properties	9,534	9,509
Proved-undeveloped properties	9,972	9,850
Less: Accumulated depletion	(2,330)	(1,813)

Total oil and natural gas properties, net of accumulated depletion	$23,600	$22,506

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

Fair value of assets acquired and liabilities assumed
Proved-developed producing properties	$876
Asset retirement obligation	(17)
Total fair value of assets acquired and liabilities assumed, net	$859

Consideration transferred
Cash consideration paid directly by the Company	$140
Cash consideration paid through debt financing	322
Stock to be issued at fair value	397
Total consideration paid	$859

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

7.	Other property and equipment

The following table presents a summary of the Company’s other property and equipment at December 31, 2013 and 2012:

	2013	2012

Field equipment	$322	$322
Vehicles	512	422
Office equipment	245	245
Buildings	130	130
Land	14	14
Less: Accumulated depreciation	(753)	(566)
Total other property and equipment, net of accumulated depreciation	$470	$567

8.	Asset retirement obligations

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

	2013	2012

Asset retirement obligations, start of year	$877	$838
Additions to asset retirement obligation	37	1
Accretion of discount	45	38
Asset retirement obligations, end of year	$959	$877

9.	Notes payable

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

10.	Deferred income taxes

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

11.	Shareholders’ equity

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

Stock Issued as of December 31, 2013 and 2012

At December 31, 2013 and 2012, the authorized capital stock of the Company consisted of 250,000,000 shares of voting common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2013 and 2012, there were 22,453,773 and 0, respectively, common shares issued and outstanding, 0 and 37,500, respectively, Series A preferred shares issued and outstanding, 0 and 3,721,036, respectively, Series F preferred shares issued and outstanding, and 687,500 and 0, respectively, Series G preferred shares issued and outstanding. Additionally, at December 31, 2013 and 2012, there were 265,625 and 0, respectively, common shares to be issued and 165,105 and 194,920, respectively, Series F preferred shares to be issued. As of December 31, 2013 and 2012, the total long-term liability for stock to be issued was approximately $2,496 and $2,091, respectively, which is included in the accompanying consolidated balance sheets.

12.	Derivative contracts, at fair value

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

12.	Derivative contracts, at fair value (continued)

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

At December 31, 2012, the volume of the Company’s derivative activities based on their notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure			Short Exposure
Primary underlying risk	Notional Amounts(c)		Number of Contracts(d)	Notional Amounts(c)	Number of Contracts(d)
Commodity price
Swap	$			$2,751	2
Options		354	1	266	1
		$354	1	$3,017	3

(c)	Notional amounts presented for contracts are based on the fair value of the underlying commodity as if the contracts were exercised at December 31, 2012.
(d)	Number of contracts is presented in whole numbers.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

12.	Derivative contracts, at fair value (continued)

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

Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.

	Derivative Assets	Derivative Liabilities		Amount of gain (loss)
Primary underlying risk
Commodity price
Swaps	$32	$		$42
Options	16		(26)	(260)
Gross total	48		(26)	(218)
Less: Master netting arrangements	26		(26)
Total	$22	$		$(218)

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

12.	Derivative contracts, at fair value (continued)

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

	Realized gain (loss) (e)	Unrealized gain (loss)	Total
Primary underlying risk
Commodity price
Swaps	$21	$21	$42
Options	(342)	82	(260)
Total	$(321)	$103	$(218)

(e)	Realized gain (loss) includes approximately $336 of realized losses on expired derivative options acquired prior to January 1, 2012.

13.	Related party transactions

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

14.	Commitments and contingencies

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

15.	Risk concentrations

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

SUPPLEMENTAL INFORMATION

Presented in accordance with

FASB ASC Topic 932, Extractive Activities - Oil and Gas

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Restatement of previously issued supplemental oil and natural gas disclosures (Unaudited)

The Company has restated certain amounts reported as of December 31, 2013 and 2012, and for each of the years in the two year period ended December 31, 2013. The restatement reflects changes in reserve estimates for each of the years in the two year period ended December 31, 2013, which were included in the Company’s Annul Report on Form 10K.

The adjustments are noncash adjustments and have no impact on the Company’s cash flows. On May 6, 2014, the Company completed its assessment of the impact of changes in reserve estimates for each of the years in the two year period ended December 31, 2013 and believes the effects of the restatements are as summarized in the following tables:

Reserve Quantity Information (amounts shown in whole numbers)

PROVED-DEVELOPED AND UNDEVELOPED RESERVES

	Previously Reported		Adjustment		As Restated
	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (Bbl)	Natural Gas (Mcf)	Crude Oil (Bbl)	Natural Gas (Mcf)
December 31, 2011	6,757,860	28,620,040	(37,840)	(17,945,420)	6,720,020	10,674,620
Revisions of previous estimates	(351,407)	(139,164)	25,890	(314,990)	(325,517)	(454,154)
Extensions and discoveries
Acquisitions of reserves	20,730	150,320	-	-	20,730	150,320
Production	(26,413)	(134,736)	-	-	(26,413)	(134,736)
December 31, 2012	6,400,770	28,496,460	(11,950)	(18,260,410)	6,388,820	10,236,050

Revisions of previous estimates	355,406	311,343	(109,870)	61,000	245,536	372,343
Extensions and discoveries
Acquisitions of reserves	7,760	47,007	-	-	7,760	47,007
Production	(26,106)	(152,470)	-	-	(26,106)	(152,470)
December 31, 2013	6,737,830	28,702,340	(121,820)	(18,199,410)	6,616,010	10,502,930

PROVED DEVELOPED RESERVES
December 31, 2013	3,397,310	6,623,830	(83,910)	(14,750)	3,313,400	6,609,080
December 31, 2012	3,331,140	6,517,370	26,060	(194,120)	3,357,200	6,323,250

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Restatement of previously issued supplemental oil and natural gas disclosures (Unaudited) (continued)

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2013

	Previously Reported	Adjustment	As Restated
Future cash inflows	$811,564	$(78,147)	$733,417
Less: Future production costs	(128,428)	8,930	(119,498)
Future development costs	(70,714)	10,731	(59,983)
Future income tax expense	(201,909)	19,885	(182,024)
Future net cash flows	410,513	(38,601)	371,912
10% discount factor	(262,896)	27,239	(235,657)

Standardized measure of discounted future net cash inflows	$147,617	$(11,362)	$136,255

Estimated future development cost anticipated for following two years on existing properties	$38,884	$(10,732)	$28,152

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2012

	Previously Reported	Adjustment	As Restated
Future cash inflows	$757,700	$(61,052)	$696,648
Less: Future production costs	(128,893)	6,223	(122,670)
Future development costs	(70,737)	10,855	(59,882)
Future income tax expense	(184,363)	14,951	(169,412)
Future net cash flows	373,707	(29,023)	344,684
10% discount factor	(248,633)	19,659	(228,974)

Standardized measure of discounted future net cash inflows	$125,074	$(9,364)	$115,710

Estimated future development cost anticipated for following two years on existing properties	$30,207	$(8,655)	$21,552

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Restatement of previously issued supplemental oil and natural gas disclosures (Unaudited) (continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2013

	Previously Reported	Adjustment	As Restated
Beginning of year	$125,074	$(9,364)	$115,710
Sales of crude oil and natural gas, net of production costs	(2,581)	-	(2,581)
Net changes in prices and production costs	9,657	(2,634)	7,023
Development costs incurred during the period	716	-	716
Changes in future development costs	(250)	(415)	(665)
Extensions, discoveries, and improved recoveries
Revisions of previous quantity estimates	10,553	(2,263)	8,290
Accretion of discount	17,911	(859)	17,052
Net change in income taxes	(11,356)	1,540	(9,816)
Purchases and sale of mineral interests	860	-	860
Timing and other	(2,966)	2,632	(334)

End of year	$147,618	$(11,363)	$136,255

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2012

	Previously Reported	Adjustment	As Restated
Beginning of year	$135,496	$(11,047)	$124,449
Sales of crude oil and natural gas, net of production costs	(2,391)	-	(2,391)
Net changes in prices and production costs	(27,078)	4,167	(22,911)
Development costs incurred during the period	1,011	-	1,011
Changes in future development costs	(264)	854	590
Extensions, discoveries, and improved recoveries
Revisions of previous quantity estimates	(7,721)	(1,918)	(9,639)
Accretion of discount	20,535	(1,727)	18,808
Net change in income taxes	4,819	(875)	3,944
Purchases and sale of mineral interests	1,173	-	1,173
Timing and other	(509)	1,185	676

End of year	$125,071	$(9,361)	$115.710

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited)

The following tables set forth supplementary disclosures for oil and natural gas producing activities in accordance with ASC 932 for the Company:

Capitalized Costs

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2013 and 2012:

	2013	2012
Oil and natural gas properties
Proved-developed producing properties	$6,424	$4,960
Proved-developed non producing properties	9,534	9,509
Proved-undeveloped properties	9,972	9,850
Less: Accumulated depletion	(2,330)	(1,813)

Total oil and natural gas properties, net of accumulated depletion	$23,600	$22,506

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

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Oil Operating Results

Results of operations from oil and natural gas producing activities for the years ended December 31, 2012 and 2011, excluding the overhead and interest costs, were as follows:

	2013	2012

Crude oil and natural gas sales	$3,728	$3,682
Lease operating costs	(948)	(1,114)
Production taxes	(199)	(177)
Exploration costs
Depletion	(517)	(498)
Results of operations from oil and natural gas producing activities	$2,064	$1,893

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

PROVED-DEVELOPED AND UNDEVELOPED RESERVES

	Crude Oil (Bbl)	Natural Gas (Mcf)
December 31, 2011	6,720,020	10,674,620
Revisions of previous estimates	(325,517)	(454,154)
Extensions and discoveries
Acquisitions of reserves	20,730	150,320
Production	(26,413)	(134,736)
December 31, 2012	6,388,820	10,236,050
Revisions of previous estimates	245,536	372,343
Extensions and discoveries
Acquisitions of reserves	7,760	47,007
Production	(26,106)	(152,470)
December 31, 2013	6,616,010	10,502,930
PROVED DEVELOPED RESERVES
December 31, 2013	3,313,400	6,609,080
December 31, 2012	3,357,200	6,323,250

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Reserve Quantity Information (amounts shown in whole numbers) (continued)

Future cash flows are computed by applying a first-day-of-the-month 12-month average price of natural gas (Henry Hub) and oil (West Texas Intermediate) to year end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.94/Bbl and $3.67/MMBtu, $9.52/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. For the year ended December 31, 2012, the oil and natural gas prices were applied at $94.71/Bbl and $2,85/ MMBtu, $9.69/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure.

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

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2013 and 2012

	2013	2012
Future cash inflows	$733,417	$696,647
Less: Future production costs	(119,498)	(122,670)
Future development costs	(59,983)	(59,882)
Future income tax expense	(182,024)	(169,412)
Future net cash flows	371,912	344,683
10% discount factor	(235,657)	(228,973)

Standardized measure of discounted future net cash inflows	$136,255	$115,710

Estimated future development cost anticipated for following two years on existing properties	$28,152	$21,552

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2013 and 2012

	2013	2012
Beginning of year	$115,710	$124,449
Sales of crude oil, net of production costs	(2,581)	(2,391)
Net changes in prices and production costs	7,023	(22,911)
Development costs incurred during the period	716	1,011
Changes in future development costs	(665)	590
Extensions, discoveries, and improved recoveries
Revisions of previous quantity estimates	8,290	(9,639)
Accretion of discount	17,052	18,808
Net change in income taxes	(9,816)	3,944
Purchases and sale of mineral interests	860	1,173
Timing and other	(334)	676

End of year	$136,255	$115,710

Significant Changes in Reserves for the Year Ended December 31, 2013 (amounts shown in whole numbers)

Net Changes in Prices and Production Costs: For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.94/Bbl and $3.67/MMBtu, $9.52/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. At December 31, 2012, the oil and natural gas prices were applied at $94.71/Bbl and $2.85/ MMBtu, $9.69/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. Additionally, estimated future production costs per barrel of oil equivalent (BOE) decreased from December 31, 2012 to 2013.

Revisions of Previous Quantity Estimates: During the year ended December 31, 2013, the Company adjusted its previous estimates by 245,536 Bbl of crude oil and 372,343 Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in.

Accretion of Discount: Accretion during the year ended December 31, 2013 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.

Significant Changes in Reserves for the Year Ended December 31, 2012 (amounts shown in whole numbers)

Net Changes in Prices and Production Costs: For the year ended December 31, 2012, the oil and natural gas prices were applied at $94.71/Bbl and $2.85/MMBtu, $9.69/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. At December 31, 2011, the oil and natural gas prices were applied at $95.84/Bbl and $4.15/ MMBtu, $8.21/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. Additionally, estimated future production costs per barrel of oil equivalent (BOE) increased from December 31, 2011 to 2012.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Significant Changes in Reserves for the Year Ended December 31, 2012 (amounts shown in whole numbers) (continued)

Revisions of Previous Quantity Estimates: During the year ended December 31, 2012, the Company adjusted its previous estimates by (325,517) Bbl of crude oil and (454,154) Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in.

Accretion of Discount: Accretion during the year ended December 31, 2012 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.