Form 10-Q
period 2014-03-31
TransCoastal Corp
filed 2014-05-20
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 22,723,148 shares outstanding as of May 12 2014.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TransCoastal Corporation and Subsidiary

 Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$194	$432
Accounts receivable	382	436
Other current assets	20	20
Total current assets	596	888

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,596	23,600
Other property and equipment, net of accumulated depreciation	436	470
Total oil and natural gas properties and other equipment, net	24,032	24,070

Other assets
Goodwill	485	485
Other non-current assets	385	387
Total other assets	870	872
Total assets	$25,498	$25,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,453	$1,620
Current asset retirement obligations	113	107
Current derivative liabilities	167	125
Current maturities of notes payable	13	387
Total current liabilities	1,746	2,239

Long-term liabilities
Notes payable	16,877	17,181
Stock to be issued	2,091	2,496
Asset retirement obligations	854	852
Derivative liabilities	14	18
Total long-term liabilities	19,836	20,547

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series A, 0 preferred shares issued and outstanding
Series F, 0 preferred shares issued and outstanding
Series G, 1,247,250 and 687,250, respectively, preferred shares issued and outstanding	1	1
Common stock, $.001 par value; 250,000,000 shares authorized; 22,723,148 and 22,453,773, respectively, shares issued and outstanding	23	23
Additional paid-in-capital	46,570	45,592
Accumulated deficit	(42,678)	(42,572)
Total shareholders' equity	3,916	3,044

Total liabilities and shareholders' equity	$25,498	$25,830

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

Quarter ended March 31,	2014	2013

Revenues
Oil, natural gas, and related product sales	$1,109	$786
Derivative income (loss)	(93)	11
Other revenue	15	55

Total revenues	1,031	852

Expenses
Lease operating	247	287
Depreciation, depletion and amortization	162	176
Accretion of discount on asset retirement obligations	8	11
General and administrative	523	619

Total expenses	940	1,093

Operating income (loss)	91	(241)

Other income (expense)
Interest expense	(197)	(141)
Other income		15

Total other expense	(197)	(126)

Net loss	$(106)	$(367)

Basic and diluted earnings per share:
Net loss per basic and diluted common share	$(0.00)	$(0.02)
Weighted average basic and diluted common shares outstanding	22,723,148	22,634,091

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders' Equity

(in thousands, except share and per share data)

	Common Stock		Series A Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Additional Paid-in Capital
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Accumulated Deficit	Total

Balances, December 31, 2013	22,453,773	$23	-	$-	-	$-	687,250	$1	$45,592	$(42,572)	$3,044

Issuance of common stock	5,000								8		8

Issuance of common stock with warrants	251,875								397		397

Issuance of Series G preferred stock including beneficial conversion feature							560,000		1,195		1,195

Constructive dividends on Series G preferred stock									(635)		(635)

Stock based compensation	12,500								13		13

Net loss										(106)	(106)

Balances, March 31, 2014	22,723,148	$23	-	$-	-	$-	1,247,250	$1	$46,570	$(42,678)	$3,916

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

Quarter ended March 31,	2014		2013

Cash flows from operating activities
Net loss		$(106)		$(367)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation, depletion and amortization		162		176
Stock based compensation		13
Accretion of discount on asset retirement obligations		8		11
Unrealized loss on derivative assets and liabilities		38		1
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable		54		(145)
Other current assets				(17)
Other non-current assets		2		5
Accounts payable and accrued liabilities		(167)		(148)

Net cash and cash equivalents provided by (used in) operating activities		4		(484)

Cash flows used in investing activity
Development of oil and natural gas properties		(124)		(711)

Cash flows from financing activities
Borrowings under notes payable				1,250
Repayments of notes payable		(678)		(150)
Issuance of preferred stock, net of constructive dividend		560		188

Net cash and cash equivalents provided by (used in) financing activities		(118)		1,288

Net increase (decrease) in cash and cash equivalents		(238)		93

Cash and cash equivalents, beginning of period		432		133

Cash and cash equivalents, end of period		$194		$226

Supplemental disclosure of cash flow information
Cash paid for interest		$197		$141

Supplemental disclosure of non-cash investing and financing transactions
Issuance of common stock with warrants in settlement of liability		$397	$

Issurance of common stock in settlement of liability		$8	$

Forgiveness of notes payable, related party	$			$125

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the condensed consolidated financial position of TransCoastal Corporation and Subsidiary (the "Company" or “TransCoastal”) as of March 31, 2014 and December 31, 2013 and the results of their operations for the three months ended March 31, 2014 and 2013 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 9, 2014. Certain reclassifications have been made to the condensed consolidated financial statements for prior periods in order to conform to the current period presentation.

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

2.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $1,150,000 and $1,351,000, respectively, and an accumulated deficit of approximately $42,678,000 and $42,572,000, respectively. For the quarter ended March 31, 2014, the Company had a net loss of approximately $106,000. The working capital deficit at March 31, 2014 and December 31, 2013 is primarily the result of increased aged accounts payable and accrued liabilities due to a reduction in available cash to pay third party vendors. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement with a third party which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000,000.

The ability to put the common shares is dependent on the effective registration of the Company’s S-1 filing. As of March 31, 2014, and through the date of this report, the registration of the Company’s S-1filing has not been deemed effective. If the Company is unable to obtain this additional equity financing, it may require the Company to liquidate a portion of its oil and natural gas properties to meet its liquidity needs, which could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and natural gas properties at an amount less than would normally be achieved if sold in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of significant accounting policies

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

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). All accounts maintain FDIC coverage of up to $250,000 per institution. As of March 31, 2014 and December 31, 2013, the Company had $0 and $44,000, respectively, of cash and cash equivalents in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable is comprised of billings for services as the operator on certain wells, that TransCoastal has no working interest in, and accrued natural gas and crude oil sales. The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations. In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable, net balance at the date of non-performance. The amounts billed to third parties for services as the operator have rights of offset against revenues generated from the sale of oil and gas commodities. For the three months ended March 31, 2014 and 2013, the Company had no bad debt expense.

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

Realized and unrealized gains and losses on derivatives are accounted for using the mark-to-market accounting method. We recognize all unrealized and realized gains and losses related to these contracts in each period in derivative gains or (losses) in the accompanying condensed consolidated statements of operations.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of March 31, 2014 and December 31, 2013, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three months ended March 31, 2014 and 2013 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2014 and 2013 no impairment charge occurred.

During the three months ended March 31, 2014 and 2013, the Company determined approximately $0 and $8,000 of interest costs were incurred during the development period of our wells.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three months ended March 31, 2014, and 2013 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and nine months ended March 31, 2014, and 2013 no impairment charge occurred.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from convertible preferred stock and warrants. For the quarter ended March 31, 2014, there were 2,494,500 potentially dilutive shares considered in the diluted weighted average common shares. For the year ended December 31, 2013, there were 1,374,500 potentially dilutive shares considered in the diluted weighted average common shares.

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

During the quarter ended March 31, 2014 and 2013, the Company incurred a stock based compensation expense of approximately $13,000 and $0, respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

4. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balance at December 31, 2013	$25,930	$(2,330)	$23,600
Activity from January 1, 2014 through March 31, 2014	124	(128)	(4)
	$26,054	$(2,458)	$23,596

5. Shareholder’s equity

During the quarter ended March 31, 2014 the Company issued 256,875 shares of their common stock as settlement of stock to be issued. 251,875 of the common shares were issued with 52,125 warrants that will allow the holder(s), for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share.

During the quarter ended March 31, 2014, the Company issued 12,500 shares of their common stock as stock based compensation.

During the quarter ended March 31, 2014, the Company issued 560,000 shares of Series G convertible preferred stock at 8%, payable annually, for $560,000. The preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of the Company and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share. The Series G preferred stock issued in 2014 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series G preferred stock of approximately $635,000 is reflected in the accompanying condensed consolidated statements of changes in shareholders’ equity.

6. Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $16,825,000 on February 12, 2014. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at March 31, 2014 and December 31, 2013. On February 12, 2014, the monthly borrowing base reductions were amended to $125,000 payable on the first of each month for the period of March 1, 2014 through May 1, 2014.

 The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of March 31, 2014 and December 31, 2013, the Company was not in compliance with its current ratio requirements but obtained a waiver for the quarter ended March 31, 2014 and the year ended December 31, 2013 under the Agreement.

As of March 31, 2014 and December 31, 2013, the Company had an outstanding principal balance due to Green Bank of approximately $16,825,000 and $17,500,000, respectively. As of March 31, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $0 and $375,000, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of March 31, 2014 and December 31, 2013, the Company had an outstanding principal balanced due to Western Equipment Finance, Inc. of approximately $64,000 and $68,000, respectively. As of March 31, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $13,000.

7. Related party transactions

There have been no related party transactions for the three months ended March 31, 2014 and 2013.

8. Subsequent Events

On May 12, 2014, the Company completed a sale of its Shelby County oil and natural gas properties for a total cash consideration of $508,000. This sale represents a disposition of all of the Company’s “Savell” properties that comprised 100% of the Company’s Shelby County assets.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenue. During the three months ended March 31, 2014, the Company generated revenues of 1,031,000, an increase of $179,000 or 21%compared to the same quarter last year. The Company’s revenues increased primarily due to increases in commodity prices.

The Company generated revenues from oil and gas sales of $1,109,000, an increase of $323,000 or 41%. This increase is primarily due to an increase in commodity prices. The Company sold 7,111 net bbl at an average price of $95.15 during the quarter ended March 31, 2014 compared to 5,502 net bbl at an average price of 90.86 during the same time period in 2013. The Company sold 31,075 net mcf at an average price of $9.92 during the quarter ended March 31, 2014 compared to 36,141 net mcf at an average price of $7.99 during the same time period in 2013.

Total Expenses. During the three months ended March 31, 2014, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $940,000 compared to $1,093,000 during the three months ended March 31, 2013. This change represents a decrease of $153,000 or 14%. The decrease is primarily due to a reduction of General and Administrative Expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities of $4,000 for the first three months of 2014 increased by $488,000 compared to the same time period in 2013. The increase is a result of the reduction in net loss for the quarter due to increased oil and natural gas sales.

Net cash used in investing activities of $124,000 was utilized to develop our oil and gas assets during the first three months of 2014. This is a decrease of $587,000 from the first three months of 2013.

Net cash used in financing activities in the first three months of 2014 of $118,000 related to repayments on our line of credit. This was a decrease from our net cash provided by financing activities of $1,288,000 during the first three months of 2013.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31, 2014, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Greenbank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of March 31, 2014:

1. Inadequate and ineffective controls over the financial statement close process.

In conjunction with the year-end financial close, our procedures and controls to ensure that accurate financial statements in accordance with generally accepted accounting principles could be prepared and reviewed on timely basis were not operating effectively. Such ineffective procedures and controls include (a) ineffective segregation of duties; (b) insufficient documentation of accounting policies and procedures and retention of historical accounting portions. As a result of the above deficiencies, material and less significant post-closing adjustments were identified by our independent registered public accounting firm, Rothstein Kass, and recorded in our financial statements as of and for the year ended December 31, 2013

2. Inadequate staffing within the accounting organization.

During 2013, there were numerous changes in our accounting personnel, both on staff and third party support. This has led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenues, and expenses.

Our management concluded that, due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of March 31, 2014.

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

Changes in Internal Control over Financial Reporting

Except as described above, during its assessment of our internal control over financial reporting our management identified no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2014 through March31 ,2014.

DATE OF SALE			TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/1/2014	-	3/31/2014	Preferred Stock Series G	560,000	$560,000	Shareholder

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incoporated by reference to an exhibit to our Form 8-K filed on July 3, 2013)
3.1(a)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form 8-K filed on October 4, 2013)
3.1(b)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on May 9, 2014)
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated January 1, 2014 (incorporated by reference to an exhibit on Form 10-K filed on May 15, 2013.)

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

May 20, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)