Form 10-K/A
period 2013-12-31
TransCoastal Corp
filed 2014-06-17
CIK 1046057

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

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary from one another. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates, and such revisions, if significant, would change the schedule of any further production and development drilling. Potential revisions due to an overstatement of the Company's oil and natural gas reserves, would also have adverse implications on our balance sheet and operating results, most specifically to the carrying value of our oil and natural gas properties and the results of our depletion expense. Accordingly, reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered. Furthermore, estimates of quantities of proved reserves and their PV-10 value may be affected by changes in crude oil and gas prices because the Company’s quantity estimates are based on prevailing prices at the time of their determination.

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

As of March 31, 2014 our Board of Directors has approved the sale of two different series of Preferred Stock: Series G and Series H. For the attributes of these preferred series please see the “Description of Securities” section within this Registration Statement.

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

The management of TransCoastal is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of the Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to report its financial results accurately and timely or to detect and prevent fraud. In addition, a restatement of the Company’s oil and natural gas reserves may also have adverse implications on the Company’s carrying value of its oil and natural gas properties, depletion calculation and standard measures of oil and gas disclosures.

ITEM 1B - UNRESOLVED STAFF COMMENTS.

In the process of filling and S1 Registration Statement with the SEC

The Company is currently in the process of filing an S-1 Registration Statement with the SEC and has responded to the staff's comment letter dated April 3, 2014.

Item II. Properties

Operations

Oil and Gas Leases and Wells

The Company’s 23 Oil and Gas lease properties consist of approximately 7,310 gross/ 6,065 net acres, which are primarily held by production. The Properties comprise approximately 66 producing wells generating net production of approximately 73 bbls/day and 370 mcf/day during fiscal year 2013. Cash flow used in operations for TransCoastal for the twelve months ending 12/31/13 was approximately $1.7 million. The majority of the Company’s asset base is comprised of long life Panhandle hydrocarbon production in wells that all produce oil, natural gas liquids and natural gas. The following is a table showing our developed and undeveloped lease acreage followed by a list and legal description of our oil and gas leases located in the state of Texas and Louisiana.

Developed and Undeveloped Acreage

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Total:	7,310	6,065	1,422	978

Lease Name and Location of TransCoastal Oil and Gas Leases

Lease	County	Abstract	Survey	Block	Section
Bell	Gray	447	I. & G.N. RR	3	134
Brown	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Brown "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Crow	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Faith	Gray	447	I. & G.N. RR	3	135
Jackson	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Jackson "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Heitholt	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Cobb	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Heaston	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Leopold B,C,A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoag	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoag A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
MPS Ellenburger	Montague	247	ET RR, CO
Pugh	Stephens	630, 565, 1592, 330	T&P RR CO	5	4, 1338, 1337, 11
Savell	Shelby	385	R. Jarvis
Mayfield B&C	Hutchinson		D&P RR CO	R	2, 5
Meers	Gray		I. & G.N. RR	3	107
Stevenson A	Hutchinson		D&P RR CO	R	2, 5
Gene Borders	Shelby		Holt, M S
Bill Phillips	Hutchinson		TC RR CO	M-24	8
TJ Boney	Carson		I. & G.N. RR	4	110
Couba DuLarge	St. Charles (LA)		I. & G.N. RR	T-19S	36

The Company currently receives production from 66 wells located on the above leases. Of the 66 wells it operates 63 of the wells through its operating subsidiary CoreTerra. The remaining three wells are operated by unrelated third party operators. The following is a listing of our wells, the lease location and the field name:

TYPE OF RESERVE	LEASE/WELL NAME	FIELD
Proved Producing	Stevenson 'A' - #2	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #4	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #8	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #9	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #10	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #13	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #16	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #17	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #18	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #20	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #27	Panhandle Hutchinson County Fld.
Proved Producing	Faith #1	Panhandle Gray County Field
Proved Producing	Faith #2	Pan Handle Gray County Field
Proved Producing	Magic - #3	Panhandle Carson County Field
Proved Producing	Magic - #4	Panhandle Carson County Field
Proved Producing	Enserch - #1	Panhandle Carson County Field
Proved Producing	Cobb - #1	Panhandle Gray County Field
Proved Producing	Cobb - #4	Panhandle Gray County Field
Proved Producing	Bell #2	Panhandle Gray County Field
Proved Producing	Bell #3	Panhandle Gray County Field
Proved Producing	Bell #4	Panhandle Gray County Field
Proved Producing	Bell #5	Panhandle Gray County Field
Proved Producing	Meers L & W - #1	Panhandle Gray County Field
Proved Producing	Walberg - #1	Panhandle Gray County Field
Proved Producing	Short - #1	Panhandle Gray County Field
Proved Producing	Short - #7	Panhandle Gray County Field
Proved Producing	Saunders - #B-7-7	Panhandle Gray County Field
Proved Producing	Heaston - #1	Panhandle Gray County Field
Proved Producing	Heaston - #2	Panhandle Gray County Field
Proved Producing	Heaston - #3	Panhandle Gray County Field
Proved Producing	Heaston - #4	Panhandle Gray County Field
Proved Producing	Heaston - #5	Panhandle Gray County Field
Proved Producing	Heaston - #6	Panhandle Gray County Field
Proved Producing	Heaston - #8	Panhandle Gray County Field

Proved Producing	Heaston - #10	Panhandle Gray County Field
Proved Producing	Heaston - #12	Panhandle Gray County Field
Proved Producing	J J Wall - #2	Panhandle Gray County Field
Proved Producing	J J Wall - #3	Panhandle Gray County Field
Proved Producing	J J Wall - #6	Panhandle Gray County Field
Proved Producing	J J Wall - #7	Panhandle Gray County Field
Proved Producing	J J Wall - #8	Panhandle Gray County Field
Proved Producing	J J Wall - #10	Panhandle Gray County Field
Proved Producing	J J Wall - #11	Panhandle Gray County Field
Proved Producing	J J Wall - #12	Panhandle Gray County Field
Proved Producing	J J Wall - #14	Panhandle Gray County Field
Proved Producing	Kinzer - #3	Panhandle Gray County Field
Proved Producing	Kinzer - #4	Panhandle Gray County Field
Proved Producing	Leopold 'B' - #2	Panhandle Gray County Field
Proved Producing	Montague County - Daube #1	Eanes Field
Proved Producing	Montague County - Donald & Donald #4	Eanes Field
Proved Producing	Montague County - Donald & Donald #5	Eanes Field
Proved Producing	Montague County - Donald & Donald #6	Eanes Field
Proved Producing	Montague County - Kramer #1	Eanes Field
Proved Producing	Shelby County - Savell A #1H	Se Martinsville (James Lime) Field
Proved Producing	Shelby County - Savell #2H	Se Martinsville (James Lime) Field
Proved Producing	Shelby County - Savell C #3H	Se Martinsville (James Lime) Field
Proved Producing	Stephens County - Pugh #6 (JV1)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #7 (JV2)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #8 (JV3)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #9 (JV4)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #10 (JV5)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #11 (JV6)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #12 (JV7)	Moon, Se (Marble Falls)
Proved Producing	Mostyn 2H	Karns County Field
Proved Producing	Fortenberry 2H	Wise County Field
Proved Producing	Texas Two Step (Vision)	Gonzalez County Field
Proved Non-Producing	Bill Phillips - #1	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #9	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #10	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #11	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #12	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #13	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #14	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #15	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #16	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #20	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #21	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #22	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #25	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #26	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #27	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #28	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #1	Panhandle Hutchinson County Fld.

Proved Non-Producing	Mayfield 'C' #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #6	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #13	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #15	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #16	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #18	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #1	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #6	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #7	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #8	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #9	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #10	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #11	Panhandle Hutchinson County Fld.
Proved Non-Producing	WAB - #1	Panhandle Carson County Field
Proved Non-Producing	WAB - #3	Panhandle Carson County Field
Proved Non-Producing	WAB - #4	Panhandle Carson County Field
Proved Non-Producing	Boney - #10	Panhandle Carson County Field
Proved Non-Producing	Boney - #12	Panhandle Carson County Field
Proved Non-Producing	Boney - #13	Panhandle Carson County Field
Proved Non-Producing	Boney - #16	Panhandle Carson County Field
Proved Non-Producing	Boney - #19	Panhandle Carson County Field
Proved Non-Producing	Boney - #20	Panhandle Carson County Field
Proved Non-Producing	Boney - #21	Panhandle Carson County Field
Proved Non-Producing	Boney - #22	Panhandle Carson County Field
Proved Non-Producing	Boney - #23	Panhandle Carson County Field
Proved Non-Producing	Boney - #24	Panhandle Carson County Field
Proved Non-Producing	Boney - #25	Panhandle Carson County Field
Proved Non-Producing	Cobb - #5	Panhandle Gray County Field
Proved Non-Producing	Walberg - #8	Panhandle Gray County Field
Proved Non-Producing	Walberg - #9	Panhandle Gray County Field
Proved Non-Producing	Walberg - #11	Panhandle Gray County Field
Proved Non-Producing	Short - #4	Panhandle Gray County Field
Proved Non-Producing	Short - #6	Panhandle Gray County Field
Proved Non-Producing	Short 'B' #2	Panhandle Gray County Field
Proved Non-Producing	Short 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Short 'A' #4	Panhandle Gray County Field
Proved Non-Producing	Heaston - #7	Panhandle Gray County Field
Proved Non-Producing	Heaston - #8	Panhandle Gray County Field
Proved Non-Producing	Heaston - #9	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #1	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #4	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #6	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #9	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #3	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #5	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #6	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #7	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #8	Panhandle Gray County Field
Proved Non-Producing	Heithold - #102	Panhandle Gray County Field
Proved Non-Producing	Heithold - #103	Panhandle Gray County Field

Proved Non-Producing	Heithold - #106	Panhandle Gray County Field
Proved Non-Producing	Heithold - #107	Panhandle Gray County Field
Proved Non-Producing	Brown - #204	Panhandle Gray County Field
Proved Non-Producing	Brown - #205	Panhandle Gray County Field
Proved Non-Producing	Brown - #207	Panhandle Gray County Field
Proved Non-Producing	Brown - #208	Panhandle Gray County Field
Proved Non-Producing	Brown - #210	Panhandle Gray County Field
Proved Non-Producing	Brown - #212	Panhandle Gray County Field
Proved Non-Producing	Brown - #213	Panhandle Gray County Field
Proved Non-Producing	Brown - #214	Panhandle Gray County Field
Proved Non-Producing	Brown - #216	Panhandle Gray County Field
Proved Non-Producing	Brown - #217	Panhandle Gray County Field
Proved Non-Producing	Brown - #218	Panhandle Gray County Field
Proved Non-Producing	Jackson - #306	Panhandle Gray County Field
Proved Non-Producing	Crow - #401	Panhandle Gray County Field
Proved Non-Producing	Crow - #404	Panhandle Gray County Field
Proved Non-Producing	Crow - #407	Panhandle Gray County Field
Proved Non-Producing	Crow - #410	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #501	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #502	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #504	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #505	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #506	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #507	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #2	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #6	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #7	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #8	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #2	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #3	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #5	Panhandle Gray County Field
Proved Non-Producing	Skoog #1	Panhandle Gray County Field
Proved Non-Producing	Skoog #2	Panhandle Gray County Field
Proved Non-Producing	Skoog #3	Panhandle Gray County Field
Proved Non-Producing	Skoog #4	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Montague County - Daube #2	Eanes Field
Proved Non-Producing	Shelby County - Gene Borders #2H	Angie, James Lime
Salt Water Disposal Well	Stevenson 'A' - #14	Panhandle Hutchinson County Fld.
Salt Water Disposal Well	Magic - #2	Panhandle Carson County Field
Salt Water Disposal Well	Cobb - #2	Panhandle Gray County Field
Salt Water Disposal Well	Walberg - #9	Panhandle Gray County Field
Salt Water Disposal Well	Short #2	Panhandle Gray County Field
Salt Water Disposal Well	J J Wall - #5W	Panhandle Gray County Field
Salt Water Disposal Well	Kinzer - #2W	Panhandle Gray County Field
Salt Water Disposal Well	Brown - #211G	Panhandle Gray County Field
Salt Water Disposal Well	Crow - #406	Panhandle Gray County Field
Undeveloped Acreage	St. Chareles, Parrish, LA - 170 Acres	Herbert Sand
Undeveloped Acreage	Shelby County - Savell Area - 752 acres	Angie, James Lime Depth
Undeveloped Acreage	Shelby County - Gene Borders Area - 500 acres	Haynesville Depth

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

Unregistered Sales of Equity

From October 2013 through March 2014, a total of 1,247,250 shares of Series G preferred stock were sold for a sum of $1,247,250.

The Series G preferred stock carries an 8% annual dividend and may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of the Company and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share. The Series G preferred stock issued in 2014 resulted in a beneficial conversion feature at the date of issuance.

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

As of December 31, 2013, the Company currently has no material agreements for capital expenditures.

As of December 31, 2013, the current terms of the Company’s credit facility with Green Bank are $17,500,000, that matures on June 1, 2015 with a 4-4.5% annual floating interest rate which requires an approximate monthly payment of $63,000.

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

During the year ended December 31, 2012, the Company issued notes receivable, related party of approximately $1,477 to companies owned by members of the Company management or directly to members of Company management. On October 29, 2012, these notes receivable, related party, were settled through the assignment of certain working and revenue interests of wells located in Gray County, Texas to the Company. This acquisition of oil and natural gas properties is further described in Note 13 to the Consolidated Financial Statements.

During the year ended December 31, 2012, the Company was issued a note payable, related party of approximately $125 from a member of the Company management. During the year ended December 31, 2013, the related party forgave this note payable owed by the company as described in Note 13 to the Consolidated Financial Statements.

ITEM 14:

The company pays its auditors, Rothstein Kass, $80,500 per year as a retainer for their year end audit. There are also other costs associated with the filing of the company’s quarterly reports at approximately $13,500 per quarterly review.

Exhibit List:

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incorporated by reference to an exhibit to our Form 8K filed on July 3, 2013 File No. 001-14665, Ex. 10.1)
3.1(a)**	Certificate of Designation of Series F Preferred Stock (incorporated by reference to an exhibit to our Form 8K filed on May 15, 2013 File No. 001-14665, Ex. 3(i))
3.1(b)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form S1 filed on October 4, 2013 File No. 001-14665, Ex. 3.1(b))
3.1(c)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S1/A filed on May 9, 2014 File No. 001-14665, Ex. 3.1(c))
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013 File No. 001-14665)
(4)	Instruments defining rights of security holders, including indentures
4.1**	Specimen Stock Certificate (incorporated by reference to an exhibit on Form 10Q filed on August 14, 2013 File No. 001-14665, Ex. 4.1(1))
(5)	Opinion re: legality
5.1**	Opinion of Kane Russell Coleman & Logan PC
(10)	Material Contracts
10.1**	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation (incorporated by reference to an exhibit on Form 10Q filed on May 7, 2013 File No. 001-14665, Ex. 2.2))
10.2**	Stock Purchase Agreement for sale of ANC Holdings, Inc. (incorporated by reference to an exhibit on Form 8K filed on July 3, 2013 File No. 001-14665)
10.3* *	2013 Stock Incentive Program (incorporated by reference to Annex A on Form DEF 14A filed on August 9, 2013 File No. 001-14665)
10.4**	Employment Agreement with Stuart Hagler dated January 1, 2011 (incorporated by reference to an exhibit to Form 8K filed on June 13, 2013 File No. 001-14665, Ex. 10.1)
10.5**	Employment Agreement with David May dated January 1, 2011 (incorporated by reference to an exhibit to Form 8K filed on June 13, 2013 File No. 001-14665, Ex. 10.2)
10.6**	Employment Agreement with Wilbur A. Westmoreland dated January 1, 2011 (incorporated by reference to an exhibit to Form 8K filed on June 13, 2013 File No. 001-14665, Ex. 10.3)
10.7**	Employment Agreement with Judson Hoover dated January 1, 2013 (incorporated by reference to an exhibit to Form 8K filed on June 13, 2013 File No. 001-14665, Ex. 10.4)
10.8**	Amended Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S1 filed on October 4, 2013 File No. 001-14665, Ex. 10.8)
10.9**	First Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S1 filed on October 4, 2013 File No. 001-14665, Ex. 10.9)
10.10**	Second Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S1 filed on October 4, 2013 File No. 001-14665, Ex. 10.10)
10.11**	Davis Marketing Agreement (incorporated by reference to an exhibit to our Form S1/A filed on November 25, 2013 File No. 001-14665, Ex. 10.11)
10.12**	Eagle Rock Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S1/A filed on November 25, 2013 File No. 001-14665, Ex. 10.12)
10.13**	Targa Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S1/A filed on November 25, 2013 File No. 001-14665, Ex. 10.13)
10.14**	Valero Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S1/A filed on February 26, 2014 File No. 001-14665, Ex. 10.14)
10.15* *	PhillipsConoco Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S1/A filed on January 17, 2014 File No. 001-14665, Ex. 10.15)
10.16*	Seventh Amendment to Loan Agreement with Green Bank, N.A.
(14)	Code of Ethics
14.1* *	Code of Ethics (incorporated by reference to an exhibit to our Current Report on Form 10K filed on February 26, 2013 File No. 001-14665, Ex. 14)
(21)	Subsidiaries
21.1* *	CoreTerra Operating, LLC, a Texas limited liability company
(23)	Consents of experts and counsel
23.1**	Consent of Rothstein Kass
23.1(a)*	Updated Consent of Rothstein Kass
23.2**	Consent of Kane Russell Coleman & Logan PC (included in Exhibit 5.1)
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated January 1, 2013 (incorporated by reference to an exhibit to our Form S-1 filed October 4, 2014 File No. 001-14665, Ex. 99.1)
99.2**	Revised Appraisal Report (Reserve Report) dated January 1, 2013 (incorporated by reference to an exhibit to our Form S1/A filed May 9, 2014 File No. 001-14665, Ex. 99.2)
99.3**	Revised Appraisal Report (Reserve Report) dated January 1, 2014 (Incorporated by reference to an exhibit to our Form 10K filed May 9, 2014 File No. 001-14665, Ex. 99.3)

101	101.1NS XBRL Instance Document

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

TransCoastal Corporation

Date: June 16, 2014	By:	/s/ Stuart G. Hagler
Chief Executive Officer and President (Principal Executive and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Crosbie	Chairman of the Board of Directors	June 16, 2014
Donald Crosbie

/s/ Stuart G. Hagler	Director, Chief Executive Officer (Principal Executive and Accounting Officer)	June 16, 2014
Stuart G. Hagler

/s/ W.A. Westmoreland	Director, President of Operations	June 16, 2014
W.A. Westmoreland

/s/ David J. May	Director, President of Acquisitions	June 16, 2014
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

Rothstein Kass

Dallas, Texas
April 14, 2014 (Except for the effects of the depletion error described in Note 1 to the consolidated financial statements as to which the date is May 7, 2014; and except for the restatement of long term debt due to the December 31, 2013 debt covenant failure described in Note 1 to the consolidated financial statements as to which is dated June 9, 2014.)

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

December 31,	2013	2012
	(RESTATED)	(RESTATED)
ASSETS

Current assets
Cash and cash equivalents	$432	$133
Accounts receivable	436	584
Current derivative assets		28
Other current assets	20	20
Total current assets	888	765
Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,600	22,506
Other property and equipment, net of accumulated depreciation	470	567
Total oil and natural gas properties and other equipment, net	24,070	23,073
Other assets
Goodwill	485	485
Other non-current assets	387	105
Total other assets	872	590
Total assets	$25,830	$24,428

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,620	$536
Notes payable, related party		125
Current asset retirement obligations	107	12
Current derivative liabilities	125
Current maturities of notes payable	17,512	150
Total current liabilities	19,364	823
Long-term liabilities
Notes payable	56	15,250
Stock to be issued	2,496	2,091
Asset retirement obligations	852	865
Derivative liabilities	18	6
Total long-term liabilities	3,422	18,212
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

Prior to June 2014, the Company received communication from the majority participant of its lending group that the financial covenant failures at December 31, 2013 were going to be waived by its lending group. However, in June 2014, the Company was advised that certain non-majority participants in the Company's note payable did not waive their right to call the Company's note payable due to the financial covenant failures as of December 31, 2013. Accordingly, the note payable balance has been reclassified as a current liability as of December 31, 2013. The reclassification is a non-cash adjustment and will have no impact on the Company’s cash flows. On June 9, 2014 the Company completed its assessment of the impact of the reclassification of the current maturities of long-term debt as of December 31, 2013 and believes the effects of the restatement are as summarized in the following tables:

Consolidated Balance Sheet as of December 31, 2013

	Previously Reported	Adjustment	As Restated
Oil and natural gas properties, full cost method, net of accumulated depletion	$23,971	$(371)	$23,600
Total oil and natural gas properties and other equipment, net	$24,441	$(371)	$24,070
Total assets	$26,201	$(371)	$25,830
Current maturities of notes payable	$387	$17,125	$17,512
Total current liabilities	$2,239	$17,125	$19,364
Notes payable	$17,181	$(17,125)	$56
Total long-term liabilities	$20,547	$(17,125)	$3,422
Accumulated deficit	$(42,201)	$(371)	$(42,572)
Total shareholders’ equity	$3,415	$(371)	$3,044
Total liabilities and shareholders’ equity	$26,201	$(371)	$25,830

Consolidated Balance Sheet as of December 31, 2012

	Previously Reported	Adjustment	As Restated
Oil and natural gas properties, full cost method, net of accumulated depletion	$22,745	$(239)	$22,506
Total oil and natural gas properties and other equipment, net	$23,312	$(239)	$23,073
Total assets	$24,667	$(239)	$24,428
Accumulated deficit	$(38,280)	$(239)	$(38,519)
Total shareholders’ equity	$5,632	$(239)	$5,393
Total liabilities and shareholders’ equity	$24,667	$(239)	$24,428

Consolidated Statement of Operations for the Year Ended December 31, 2013

	Previously Reported	Adjustment	As Restated
Depreciation, depletion and amortization	$572	$132	$704
Total expenses	$6,893	$132	$7,025
Operating income (loss)	$(3,271)	$(132)	$(3,403)
Net income (loss)	$(3,921)	$(132)	$(4,053)
Net income (loss) per basic common share	$(0.17)	$(0.01)	$(0.18)
Net income (loss) per diluted common share	$(0.17)	$(0.01)	$(0.18)

Consolidated Statement of Operations for the Year Ended December 31, 2012

	Previously Reported	Adjustment	As Restated
Depreciation, depletion and amortization	$542	$118	$660
Total expenses	$4,599	$118	$4,717
Operating income (loss)	$1,909	$(118)	$1,791
Net income (loss)	$1,154	$(118)	$1,036
Net income (loss) per basic common share	$0.05	$(0.00)	$0.05
Net income (loss) per diluted common share	$0.05	$(0.00)	$0.05

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

2.	Organization and nature of operations

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2013, the Company had a working capital deficit of approximately $18,476, and an accumulated deficit of approximately $42,572. For the year ended December 31, 2013, the Company had a net loss of approximately $4,053 and used cash in operations of approximately $1,654. The working capital deficit at December 31, 2013 is primarily the result of increased aged accounts payable and accrued liabilities due to a reduction in available cash to pay third party vendors, the Company's long term debt being current, and the liability related to the arbitration settlement discussed in Note 13. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement (the “Investment Agreement”) with a third party which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

3.	Going concern consideration (continued)

If the Company wishes to act upon this agreement the Company will need to register the necessary shares specified in the agreement within a registration statement with the SEC. As of March 31, 2014, and through the date of this report, the Company has not decided to act upon this agreement, if the company chose to act upon the agreement it would require an S-1 Registration Statement to be filed and deemed effective by the SEC. If the Company is unable to obtain this additional equity financing, it may require the Company to liquidate a portion of its oil and natural gas properties to meet its liquidity needs, which could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and natural gas properties at an amount less than would normally be achieved if sold in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of December 31, 2013, the Company was not in compliance with its current ratio. Accordingly, the balance as of December 31, 2013 is classified as current. The Company was in compliance with all financial covenants as of December 31, 2012.

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

For the years ended December 31, 2013 and 2012, the Company estimated no current or deferred tax provisions. A reconciliation of income tax expense (benefit) computed by applying the U.S. federal statutory income tax rate and the reported effective tax rate on income for the years ended December 31, 2013 and 2012 are as follows:

	2013		2012
Income tax provision calculated using the federal statutory income tax rate		$(1,378)		$352
State income taxes, net of federal income taxes
Permanent differences and other		2
Change in valuation allowance		1,376		(352)

Total income tax expense	$		$

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

10.	Deferred income taxes (continued)

Deferred tax assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes as of December 31, 2013 and 2012 are as follows:

	2013		2012
Deferred tax assets
Federal net operating loss carryforward		$3,056		$1,697
Accrued interest
Asset retirement obligations		326		298
Shares to be issued
Total deferred tax assets		3,382		1,995

Deferred tax liabilities
Depletion and Depreciation		242		231

Net deferred tax asset, before valuation allowance		3,140		1,764
Valuation allowance		(3,140)		(1,764)

Net deferred tax asset	$		$

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