Form 10-Q/A
period 2014-03-31
TransCoastal Corp
filed 2014-06-17
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 1

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TransCoastal Corporation and Subsidiary

 Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	March 31, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$194	$432
Accounts receivable	382	436
Other current assets	20	20
Total current assets	596	888

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,596	23,600
Other property and equipment, net of accumulated depreciation	436	470
Total oil and natural gas properties and other equipment, net	24,032	24,070

Other assets
Goodwill	485	485
Other non-current assets	385	387
Total other assets	870	872
Total assets	$25,498	$25,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,453	$1,620
Current asset retirement obligations	113	107
Current derivative liabilities	167	125
Current maturities of notes payable	16,838	17,512
Total current liabilities	18,571	19,364

Long-term liabilities
Notes payable	52	56
Stock to be issued	2,091	2,496
Asset retirement obligations	854	852
Derivative liabilities	14	18
Total long-term liabilities	3,011	3,422

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

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

1. Restatement of previously issued financial statements

Prior to June 2014, the Company received communication from the majority participant of its lending group that the financial covenant failures at March 31, 2014 and December 31, 2013 were going to be waived by its lending group. However, in June 2014, the Company was advised that certain non-majority participants in the Company's note payable did not waive their right to call the Company's note payable due to the financial covenant failures as of March 31, 2014 and December 31, 2013. Accordingly, the note payable balance has been reclassified as a current liability as of March 31, 2014 and December 31, 2013. The reclassification is a non-cash adjustment and will have no impact on the Company’s cash flows. On June 9, 2014 the Company completed its assessment of the impact of the reclassification of the current maturities of long-term debt as of March 31, 2014 and December 31, 2013 and believes the effects of the restatement are as summarized in the following tables:

Consolidated Balance Sheet as of December 31, 2013

	Previously Reported	Adjustment	As Restated
Current Maturities of Notes Payable	$387	$17,125	$17,512
Total Current Liabilities	$2,239	$17,125	$19,364
Notes Payable	$17,181	$(17,125)	$56
Total Long-Term Liabilities	$20,547	$(17,125)	$3,422

Consolidated Balance Sheet as of March 31, 2014

	Previously Reported	Adjustment	As Restated
Current Maturities of Notes Payable	$13	$16,825	$16,838
Total Current Liabilities	$1,746	$16,825	$18,571
Notes Payable	$16,877	$(16,825)	$52
Total Long-Term Liabilities	$19,836	$(16,825)	$3,011

2. Basis of presentation

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

3.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $17,975,000 and $18,476,000, respectively, and an accumulated deficit of approximately $42,678,000 and $42,572,000, respectively. For the quarter ended March 31, 2014, the Company had a net loss of approximately $106,000. The working capital deficit at March 31, 2014 and December 31, 2013 is primarily the result of increased aged accounts payable and accrued liabilities due to a reduction in available cash to pay third party vendors and the Company's long term debt being current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement (“the Investment Agreement”) with a third party which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000,000.

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

5. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balance at December 31, 2013	$25,930	$(2,330)	$23,600
Activity from January 1, 2014 through March 31, 2014	124	(128)	(4)
	$26,054	$(2,458)	$23,596

6. Shareholder’s equity

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

7. Notes payable

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

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of March 31, 2014 and December 31, 2013, the Company was not in compliance with its current ratio. Accordingly, the balance as of March 31, 2014 and December 31, 2013 is classified as current.

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

8. Related party transactions

There have been no related party transactions for the three months ended March 31, 2014 and 2013.

9. Subsequent Events

On May 12, 2014, the Company completed a sale of its Shelby County oil and natural gas properties for a total cash consideration of $508,000. This sale represents a disposition of all of the Company’s “Savell” properties that comprised 100% of the Company’s Shelby County assets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-Q are not statements of historical fact and constitute forward-looking statements within the meaning of the various provisions of the Securities Act of 1933, as amended, (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements specifically identified as forward-looking statements within this report. Many of these statements contain risk factors as well. In addition, certain statements in our future filings with the SEC, in press releases, and in oral and written statements made by or with our approvals which are not statements of historical fact constitute forward-looking statements within the meaning of the Securities Act and the Exchange Act. Examples of forward-looking statements, include, but are not limited to: (i) projections of capital expenditures, revenues, income or loss, earnings or loss per share, capital structure, and other financial items, (ii) statements about the plans and objectives of our management or board of directors including those relating to planned development of our oil and gas properties, (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “may,” “will” “might,” “should,” “plan,” “predict,” “project,” “envision,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

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

Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. By their nature, forward-looking statements involve numerous assumptions, known and unknown risks and uncertainties, both general and specific, that contribute to the possibility that the predictions, forecasts, projections and other forward-looking statements will not occur, which may cause the Company’s actual performance and financial results in future periods to differ materially from any estimates or projections of future performance or results expressed or implied by such forward-looking statements. These assumptions, risks and uncertainties include, among other things: volatility of, and assumptions regarding natural gas and liquids prices, including substantial or extended decline of the same and their adverse effect on the Company’s operations and financial condition and the value and amount of its reserves; assumptions based upon the Company’s current guidance; fluctuations in currency and interest rates; risk that the Company may not conclude divestitures of certain assets or other transactions or receive amounts contemplated under the transaction agreements (such transactions may include third-party capital investments, farm-outs or partnerships, which the Company may refer to from time to time as “partnerships” or “joint ventures” and the funds received in respect thereof which the Company may refer to from time to time as “proceeds”, “deferred purchase price” and/or “carry capital”, regardless of the legal form) as a result of various conditions not being met; product supply and demand; market competition; risks inherent in the Company’s and its subsidiaries’ marketing operations, including credit risks; imprecision of reserves estimates and estimates of recoverable quantities of natural gas and liquids from resource plays and other sources not currently classified as proved, probable or possible reserves or economic contingent resources, including future net revenue estimates; marketing margins; potential disruption or unexpected technical difficulties in developing new facilities; unexpected cost increases or technical difficulties in constructing or modifying processing facilities; risks associated with technology; the Company’s ability to acquire or find additional reserves; hedging activities resulting in realized and unrealized losses; business interruption and casualty losses; risk of the Company not operating all of its properties and assets; counterparty risk; downgrade in credit rating and its adverse effects; liability for indemnification obligations to third parties; variability of dividends to be paid; its ability to generate sufficient cash flow from operations to meet its current and future obligations; its ability to access external sources of debt and equity capital; the timing and the costs of well and pipeline construction; the Company’s ability to secure adequate product transportation; changes in royalty, tax, environmental, greenhouse gas, carbon, accounting and other laws or regulations or the interpretations of such laws or regulations; political and economic conditions in the countries in which the Company operates; terrorist threats; risks associated with existing and potential future lawsuits and regulatory actions made against the Company; risk arising from price basis differential; risk arising from inability to enter into attractive hedges to protect the Company’s capital program; and other risks and uncertainties described from time to time in the reports and filings made with securities regulatory authorities by the Company. Although the Company believes that the expectations represented by such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Readers are cautioned that the foregoing list of important factors is not exhaustive. In addition, assumptions relating to such forward-looking statements generally include the Company’s current expectations and projections made in light of, and generally consistent with, its historical experience and its perception of historical trends, including the conversion of resources into reserves and production as well as expectations regarding rates of advancement and innovation, generally consistent with and informed by its past experience, all of which are subject to the risk factors identified elsewhere in this report.

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

As of March 31, 2014, the Company currently has no material agreements for capital expenditures.

As of March 31, 2014, the current terms of the Company’s credit facility with Green Bank are $16,950,000, that has been agreed to be reduced to $16,825,000, that matures on June 1, 2015 with a 4-4.5% annual floating interest rate which requires an approximate monthly payment of $63,000.

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

June 16, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)