Form 10-Q
period 2014-06-30
TransCoastal Corp
filed 2014-08-14
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 23,292,102 shares outstanding as of June 30, 2014.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	June 30, 2014	December 31, 2013

ASSETS

Current assets
Cash and cash equivalents	$1,011	$432
Accounts receivable	220	436
Other current assets	20	20
Total current assets	1,251	888

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,237	23,600
Other property and equipment, net of accumulated depreciation	405	470
Total oil and natural gas properties and other equipment, net	23,642	24,070

Other assets
Goodwill	485	485
Other non-current assets	500	387
Total other assets	985	872
Total assets	$25,878	$25,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$327	$1,620
Current asset retirement obligations	113	107
Current derivative liabilities	317	125
Current maturities of notes payable	16,263	17,512
Total current liabilities	17,020	19,364

Long-term liabilities
Notes payable	1,549	56
Stock to be issued	1,684	2,496
Asset retirement obligations	862	852
Derivative liabilities	45	18
Total long-term liabilities	4,140	3,422

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series G, 1,260,000 and 687,250, respectively, issued and outstanding	1	1
Series H, 900,000 and -, respectively, issued and outstanding	1	-
Common stock, $.001 par value; 250,000,000 shares authorized; 23,292,102 and 22,453,773, respectively, shares issued and outstanding	23	23
Additional paid-in-capital	47,595	45,592
Accumulated deficit	(42,902)	(42,572)
Total shareholders' equity	4,718	3,044

Total liabilities and shareholders' equity	$25,878	$25,830

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three months ended		Six months ended
	2014	2013	2014	2013

Revenues
Oil, natural gas, and related product sales	$1,062	$1,358	$2,171	$2,312
Derivative loss	(279)	(20)	(372)	(9)
Other revenue	323	405	338	594

Total revenues	1,106	1,743	2,137	2,897

Expenses
Lease operating	290	334	537	616
Depreciation, depletion and amortization	147	163	309	284
Accretion of discount on asset retirement obligations	8	11	16	21
General and administrative	608	848	1,131	1,527

Total expenses	1,053	1,356	1,993	2,448

Operating income	53	387	144	449

Other expense
Interest expense	(209)	(178)	(406)	(322)

Total other expense	(209)	(178)	(406)	(322)

Net Income (Loss)	$(156)	$209	$(262)	$127

Less: dividend on preferred shares	(68)	(40)	(68)	(40)

Net income (loss) attributable to common stockholders	$(224)	$169	$(330)	$87

Basic earnings per share:
Net income (loss) per basic common share	$(0.01)	$0.01	$(0.01)	$0.00
Weighted average basic common shares outstanding	22,982,338	22,735,948 [1]	22,775,924	22,685,020 [1]

Diluted earnings per share:
Net income (loss) per diluted common share	$(0.01)	$0.01	$(0.01)	$0.00
Weighted average diluted common shares outstanding	22,982,338	23,223,448 [1]	22,775,924	23,172,520 [1]

[1] - Balance includes equivalent Series F preferred stock, which contains the equivalent rights of common stock and was converted to common stock during the year ended December 31, 2013.

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series G Preferred Stock		Series H Preferred Stock		Additional
	Shares	Amount	Shares	Amount			Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2014	22,453,773	$23	687,250	$1	-	$-	$45,592	$(42,572)	$3,044

Issuance of common stock	573,954	-	-	-	-	-	196	-	196

Issuance of common stock with warrants	251,875	-	-	-	-	-	397	-	397

Issuance of Series G preferred stock, net	-	-	573,000	-	-	-	573	-	573

Issuance of Series H preferred stock, net	-	-	-	-	900,000	1	824	-	825

Dividends on Series G & H preferred stock	-	-	-	-	-	-	-	(68)	(68)

Stock based compensation	12,500	-	-	-	-	-	13	-	13

Net loss	-	-	-	-	-	-	-	(262)	(262)

Balances, June 30, 2014	23,292,102	$23	1,260,250	$1	900,000	$1	$47,595	$(42,902)	$4,718

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

Six months ended June 30,	2014	2013

Cash flows from operating activities
Net income (loss)	$(262)	$127
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation, depletion and amortization	309	284
Stock based compensation	13	-
Accretion of discount on asset retirement obligations	16	21
Unrealized loss on derivative assets and liabilities	219	10
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	216	12
Other current assets	-	15
Other non-current assets	(113)	(7)
Accounts payable and accrued liabilities	(1,587)	6

Net cash and cash equivalents provided by (used in) operating activities	(1,189)	468

Cash flows used in investing activities
Disposition of oil and natural gas properties	316	-
Development of oil and natural gas properties	(191)	(1,992)
Net cash provided by (used in) investing activities	125	(1,992)

Cash flows from financing activities
Borrowings under notes payable	1,500	2,100
Repayments of notes payable	(1,256)	-
Dividends paid on preferred stock	-	(40)
Issuance of preferred stock	1,398	412

Net cash and cash equivalents provided by financing activities	1,642	2,472

Net increase in cash and cash equivalents	579	948

Cash and cash equivalents, beginning of period	432	133

Cash and cash equivalents, end of period	$1,011	$1,081

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$406	$322

Supplemental disclosure of non-cash investing and financing transactions
Issurance of common stock	$593
Forgiveness of notes payable, related party	$-	$125
Net assets acquired and liabilities assumed through TransCoastal acquisition	$-	$2
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$-	$2
Unpaid dividends for Series G & H preferred stock	$68	$-

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

 1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the condensed consolidated financial position of TransCoastal Corporation and Subsidiary (the "Company" or “TransCoastal”) as of June 30, 2014 and December 31, 2013 and the results of their operations for the three and six months ended June 30, 2014 and 2013 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on May 9, 2014. Certain reclassifications to the Company's SMOG disclosures and depletion calculation have been made to the condensed consolidated financial statements for prior periods in order to conform to the current period presentation.

Recently issued accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014- 09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2014 and December 31, 2013, the Company had a working capital deficit of approximately $15,769,000 and $18,476,000, respectively, and an accumulated deficit of approximately $42,902,000 and $42,572,000, respectively. For the six months ended June 30, 2014, the Company had a net loss of approximately $262,000. The working capital deficit at June 30, 2014 and December 31, 2013 is primarily the result of increased aged accounts payable and accrued liabilities due to a reduction in available cash to pay third party vendors and the Company's long term debt being current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement (“the Investment Agreement”) with a third party, which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000,000.

If the Company wishes to act upon this agreement the Company will need to register the necessary shares specified in the agreement within a registration statement with the SEC. As of June 30, 2014, and through the date of this report, the Company has not decided to act upon this agreement, if the Company chooses to act upon the agreement it would require an S-1 Registration Statement to be filed and deemed effective by the SEC. If the Company is unable to obtain this additional equity financing, it may require the Company to liquidate a portion of its oil and natural gas properties to meet its liquidity needs, which could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and natural gas properties at an amount less than would normally be achieved if sold in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Summary of significant accounting policies

Fair Value Measurements

The Company measures and discloses information about the fair value of its financial instruments by establishing a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are:

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, other assets, and accounts payable, the fair values approximate carrying values due to the short-term maturities of these instruments. The carrying values of other assets and accrued expenses are also not recorded at fair value, but approximate fair values primarily due to their short-term nature. The carrying value of the Company’s notes payable also approximate fair value since the instruments bear market rates of interest. None of these instruments are held for trading purposes.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three and six months or less to be cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). All accounts maintain FDIC coverage of up to $250,000 per institution. As of June 30, 2014 and December 31, 2013, the Company had approximately $737,000 and $44,000, respectively, of cash and cash equivalents in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production and amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of June 30, 2014 or December 31, 2013.

Derivative Activities

The Company utilized oil and natural gas derivative contracts to mitigate its exposure to commodity price risk associated with its future oil and natural gas production. These derivative contracts are valued using level 2 inputs and have historically consisted of options, in the form of price floors or collars. The Company’s derivative financial instruments are recorded on the consolidated balance sheets as either an asset or a liability measured at fair value. The Company does not apply hedge accounting to its oil and natural gas derivative contracts and accordingly the changes in the fair value of these instruments are recognized in the consolidated statements of operations in the period of change.

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

Oil and Gas Natural Gas Properties

The Company uses the full-cost method of accounting for its oil and natural gas producing activities whereby all costs incurred for both successful and unsuccessful exploration and development activities, including salaries, benefits and other internal costs directly identified with these activities, and oil and natural gas property acquisitions are capitalized. All costs related to production, general corporate overhead or similar activities are expensed as incurred.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of June 30, 2014 and December 31, 2013, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three and six months ended June 30, 2014 and 2013 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2014 and 2013 no impairment charge occurred.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three and six months ended June 30, 2014, and 2013 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and six months ended June 30, 2014, and 2013 no impairment charge occurred.

Asset Retirement Obligations

The Company records the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depleted as part of the oil and natural gas property. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company’s asset retirement obligations are valued using level 3 inputs and relate to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.

Asset retirement obligations are estimated at the present value of expected future net cash flows and are discounted using the Company’s credit adjusted risk free rate. The Company uses unobservable inputs in the estimation of asset retirement obligations that include, but are not limited to, costs of labor, costs of materials, profits on costs of labor and materials, the effect of inflation on estimated costs, and the discount rate. Accordingly, asset retirement obligations are considered a Level 3 measurement. Additionally, because of the subjectivity of assumptions and the relatively long lives of the Company’s wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated in the same manner, but also considers the impact to net income (loss) and common shares for the potential dilution from convertible preferred stock and warrants. For the three and six months ended June 30, 2014, there were 4,319,500 of potentially dilutive shares that were not included in the diluted weighted average common shares as the Company had a net loss for the period.. For the three and six months ended June 30, 2013, there were 487,500 potentially dilutive shares and no outstanding potentially antidilutive shares considered in the diluted weighted average common shares.

Stock-Based Compensation

The Company measures and recognizes compensation expense in the Company’s consolidated statements of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at the grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as an expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, the benefits of tax deductions in excess of recognized compensation expense are reported as a financing cash flow.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. Forfeitures are estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the six months ended June 30, 2014 and 2013, the Company incurred a stock based compensation expense of approximately $13,000 and $-, respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

4. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balances at December 31, 2013	$25,930	$(2,330)	$23,600
Activity from January 1, 2014 through June 30, 2014	(125)	(238)	(363)
	$25,805	$(2,568)	$23,237

5. Shareholders' equity

During the six months ended June 30, 2014 the Company issued 256,875 shares of common stock as settlement of stock to be issued. 251,875 of the common shares were issued with 52,125 warrants that will allow the holder(s), for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share.

During the six months ended June 30, 2014, the Company issued 12,500 shares of common stock as stock based compensation.

During the six months ended June 30, 2014, the Company issued 573,000 shares of Series G convertible preferred stock at 8%, payable annually, for $573,000. The preferred stock may be converted any time after the first year at the request of the shareholder or the Company on a per share basis into two (2) shares of common stock of the Company and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share. The Series G preferred stock issued in 2014 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series G preferred stock of approximately $669,000 is reflected on a net basis in the accompanying condensed consolidated statements of changes in shareholders’ equity.

During the six months ended June 30, 2014 , the Company issued 900,000 shares of Series H convertible preferred stock at 9%, payable annually, for $824,000. The preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of the Company and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.50 per share. The Series H preferred stock issued in 2014 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series H preferred stock of approximately $1,659,000 is reflected on a net basis in the accompanying condensed consolidated statements of changes in shareholders’ equity.

6. Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $16,950,000 on February 12, 2014. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at June 30, 2014 and 2013. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125,000 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150,000 through January 15, 2013. The monthly borrowing base reductions were amended to $- on February 11, 2013. On February 12, 2014, the monthly borrowing base reductions were amended to $125,000 payable on the first of each month for the period of March 1, 2014 through August 1, 2014.

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending June 30, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of June 30, 2014 the Company is in compliance with all covenants. As of December 31, 2013, the Company was not in compliance with its current ratio. Accordingly, the balance as of December 31, 2013 is classified as current.

As of June 30, 2014 and December 31, 2013, the Company had an outstanding principal balance due to Green Bank of approximately $16,250,000 and $17,500,000, respectively. As of June 30, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $16,250,000 and $16,825,000, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of June 30, 2014 and December 31, 2013, the Company had an outstanding principal balanced due to Western Equipment Finance, Inc. of approximately $64,000 and $68,000, respectively. As of June 30, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $13,000.

7. Related party transactions

On June 30, 2014 the Company entered into a loan agreement with Dalton Lott, an individual. Mr. Lott is the father-in-law of Stuart Hagler our Chief Executive Officer. The principal of the note is $1,500,000 with 5.5% simple annual interest for a term of six years. The Company will pay no interest or principal on the note until January 1, 2015. The Company will make interest only payments of $6,875 monthly, due on the first day of each month, beginning January 1, 2015 and each month thereafter until September 30, 2015. Beginning October 1, 2015 the Company will begin to pay principal and interest on the note in 60 consecutive monthly payments of $28,651.74 each and due on the first of each month thereafter. The note can be prepaid at any time with no penalty. The note is personally guaranteed by three directors and officers of the Company, Stuart Hagler, David May and Wilbur Westmoreland. The Loan Agreement and Promissory Note are attached as exhibits to a form 8-K filed July 10, 2014.

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

RESULTS OF OPERATIONS

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013

Revenue. During the three and six months ended June 30, 2014, the Company generated revenues of $1,106,000, and $2,137,000, a decrease of $637,000 or 37%, and $760,000 or 26% respectively compared to the same periods in 2013. The Company’s revenues decreased as a result of poor production in the month of June due to inclement weather.

During the three and six months ended June 30, 2014, the Company generated revenues from oil and gas sales of $1,062,000, and $2,171,000, a decrease of $296,000 or 22%, and $141,000 or 6% respectively compared to the same periods in 2013. The Company’s revenues decreased as a result of poor production in the month of June due to inclement weather. The Company sold 5,436 net BBL at an average price of $99.81 during the quarter ended June 30, 2014 compared to 6,502 net BBL at an average price of 80.01 during the same time period in 2013. The Company sold 33,836 net MCF at an average price of $11.31 during the quarter ended June 30, 2014 compared to 24,076 net MCF at an average price of $8.30 during the same time period in 2013.

Total Expenses. During the three and six months ended June 30, 2014, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,053,000 and $1,993,000, a decrease of $303,000 or 22% and $455,000 or 19% respectively compared to the same periods in 2013. The decrease is primarily due to a reduction of General and Administrative Expenses for payroll and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,189,000 for the six months of 2014, a decrease of $1,657,000 compared to the same time period in 2013. The decrease is primarily a result of the reduction in accounts payable and accrued liabilities.

Net cash provided by investing activities of $125,000 was realized because of a disposition of an oil and gas property during the first six months of 2014. This is an increase $1,867,000 from the six months of 2013.

Net cash provided by financing activities in the first six months of 2014 of $1,642,000 is due to the issuance of the Company’s preferred stock for cash. This was a decrease from our net cash provided by financing activities of $830,000 during the first six months of 2013.

As of June 30, 2014, the Company currently has no material agreements for capital expenditures.

As of June 30, 2014, the current terms of the Company’s credit facility with Green Bank are $16,250,000, that has been agreed to be reduced to $15,875,000, that matures on June 1, 2015 with a 4-4.5% annual floating interest rate which requires an approximate monthly payment of $63,000.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2014, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

ITEM 3. Quantitative and Qualitative disclosures about Market Risk

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our chief executive, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation we have concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Enexco, Inc., et al. v. Cabot Oil & Gas Corporation v. Palace Exploration, Co., Cause No. 10CV31,293 consolidated with Cause No. 11CV31,487, pending in the 123rd/273rd District Court of Shelby County, Texas.  TransCoastal Corporation (“TransCoastal”), along with other interest owners, filed this suit in July 2011 to recover damages to certain wells located in Shelby County, Texas.  TransCoastal alleges that Defendant Cabot Oil & Gas Corporation (“Cabot”) damaged those wells during the course of its drilling activities and has brought claims for gross negligence, nuisance, negligence, declaratory judgment, breach of contract, and exemplary damages.  Cabot filed a counterclaim against TransCoastal alleging breach of contract.  Cabot seeks approximately $119,202.38 in damages, which Cabot contends TransCoastal owes for Cabot’s drilling activities.

Aside from the aforementioned, the Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2014 through June 30 ,2014.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/1/2014 - 6/30/2014	Preferred Stock Series G	573,000	$573,000	Shareholder
1/1/2014 – 6/30/2014	Preferred Stock Series H	900,000	$825,000	Shareholder

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

The Company issued a press release on August 14, 2014 giving an update on the current situation of its Joint Venture Agreement. The press release is filed as exhibit 99.2 within.

The Company recently executed new employment agreements with its four primary officers: Stuart G. Hagler, David May, Wilber A. Westmoreland and Derrick May. The employment agreements have a two (2) year term with automatic one year extensions beyond the original term. Compensation is broken down into a base monthly salary, monthly bonus and annual stock award. The agreements for Hagler, May and Westmoreland provide for a base salary of $15,000 per month and a monthly bonus calculated at six percent (6%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $30,000. The annual stock award can be either 200,000 or 100,000 shares depending on whether the officer has earned less than or more than an average of $20,000 per month for any contract year. The agreement for Derrick May calls for a base salary of $10,000 per month and a monthly bonus calculated at four percent (4%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $15,000. Derrick's annual stock award can be either 75,000 or 50,000 shares depending on whether the Derrick has earned less than or more than an average of $10,000 per month for any contract year.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incoporated by reference to an exhibit to our Form 8-K filed on July 3, 2013)
3.1(a)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form 8-K filed on October 4, 2013)
3.1(b)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on May 9, 2014)
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013)
10.1*	Employment Contract between the Company and Stuart G. Hagler dated effective as of January 1, 2014.
10.2*	Employment Contract between the Company and David May dated effective as of January 1, 2014.
10.3*	Employment Contract between the Company and Wilbur A. Westmorland dated effective as of January 1, 2014.
10.4*	Employment Contract between the Company and Derrick May dated effective as of January 1, 2014.

31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated April 1, 2014 (incorporated by reference to an exhibit on Form 10-K filed on May 15, 2013.)
99.2*	TransCoastal Chooses First Three PUD Locations as Core Resources Funds Joint Venture Press Release

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

August 14, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)