Form 10-K/A
period 2013-12-31
TransCoastal Corp
filed 2014-10-09
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K/A

Amendment No. 3

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

History and Acquisitions

Prior to May 9, 2013 our business plan was to develop an electronic commerce company engaged in healthcare transaction processing for the medical and dental industries by means of the internet. On May 9, 2013 we acquired a majority interest in TransCoastal Corporation, a Texas corporation (“TransCoastal – Texas”) through an Amended Acquisitions Agreement. We issued a total of 3,721,036 shares of our Series F Preferred Stock (“Preferred Stock”), with an additional 194,920 shares of Preferred Stock to be issued as of June 30, 2013, in consideration for the common stock of TransCoastal – Texas. Each share of Preferred Stock issued has the attribute of having the voting right equal to 1,170.076 shares of common stock thereby giving the selling TransCoastal – Texas stockholders control of the corporation with the ability to vote 99.2% of all the votes eligible to vote for any matter brought before our equity holders. TransCoastal – Texas has one subsidiary, CoreTerra Operating LLC through which the primary oil and gas operations of TransCoastal are accomplished.

On May 9, 2013 the Company placed all of the assets and liabilities constituting the pre-acquisition non-oil and gas assets of our business operations into a separate wholly-owned subsidiary of the Company, ANC Holdings, Inc. (“ANC”). We determined that we could not make ANC profitable and that revenues from its operations would be insufficient to service its debt. On June 27, 2013 we sold ANC to certain debt holders of the Company in consideration for the debt holders assumption of the Company indebtedness owed to them. Once the sale of ANC was complete, the Company's sole business became oil and gas development and production.

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

During 2011, we were able to acquire CoreTerra Operating, LLC a Texas limited liability company which is now a subsidiary of the Company. CoreTerra is located in Pampa, Texas and acts as our primary operator and properties manager for our oil and gas properties. Our operating company may from time to time, drill and act as a contact operator for third party wells. We receive fees both for the drilling of the well and once the well is completeted monthly fees for acting as the operator. We have found this beneficial not only from a revenue basis but also by expanding our knowledge base of different production fields. However as stated previously, we are currently concentrating on developing our own wells and therefore we are unlikely to recieve drilling fees in the near future. We do however continue to recieve some fees for those wells we do not own but act as a contract operator.

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

We may sell shares of common stock in public offerings or otherwise issue additional shares of common stock or convertible securities. We have filed a registration statement with the SEC on Form S-8 providing for the registration of 5,000,000 shares of our common stock reserved for issuance under our 2013 stock incentive plan which was approved by our stockholders. Subject to the satisfaction of vesting conditions and restrictions applicable to our affiliates under Rule 144 under the Securities Act shares registered under our registration statement on Form S-8 will be available for resale immediately in the public market without restriction. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

We have a significant amount of debt that requires a significant amount of our cash flow to service as our assets are highly leveraged any default of our indebtedness could result in the loss of all or a significant portion of our producing assets.

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

Pursuant to our articles of incorporation, as amended, our Board of Directors may issue additional preferred stock without action by our stockholders, with in such series and classes, and with rights and preferences related thereto, determined by the Board of Directors. Rights or preferences could include, among other things:

●	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;

●	greater or preferential liquidation rights that could negatively affect the rights of common stockholders; and

●	the right to convert the preferred stock at a rate or price that would have a dilutive effect on the outstanding shares of our Common Stock.

To facilitate the acquisition of TransCoastal -Texas in May 2013 our Broad of Directors authorized the issuance of a series of Preferred Stock designated as Series F. As of March 31, 2014 our Board of Directors has approved the sale of two different series of Preferred Stock: Series G and Series H.

We make estimates and assumptions in connection with the preparation of TransCoastal’s Condensed Consolidated Financial Statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.

In connection with the preparation of TransCoastal’s Condensed Consolidated Financial Statements, we use certain estimates and assumptions based on historical experience and other factors. Our most critical accounting estimates are described in "Management Discussion and Analysis of Financial Condition and Results of Operations" in this report. In addition, as discussed in Note 4 to the Consolidated Financial Statements, we make certain estimates, including decisions related to provisions for legal proceedings and other contingencies. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations.

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

The reserve report was prepared as of December 31, 2013, under United States Securities and Exchange Commission pricing requirements. The 2013 reserve report summary is an exhibit to this report.

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

Prior to the acquisition of TransCoastal-Texas by TransCoastal the Board of Directors of TransCoastal–Texas authorized and sold 243,750 shares of Series A 8% Convertible Preferred Stock for $487,500. The offering was accomplished under Rule 506 Regulation D as an exempt offering under Section 4(2) of the Act. At the time of the acquisition the holders converted two for one into 487,500 common shares of TransCoastal–Texas and were exchanged for TransCoastal shares after the acquisition.  There were dividends paid in the amount of $39,000 prior to the conversion.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable

ITEM 7 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2013 and 2012, included elsewhere in this report. The following Management Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this report. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 11:

Officers

The Company has entered into employment agreements with its three executive officers. Currently Messer's. Hagler, Westmoreland and David May receive a minimum of $10,000 per month in salary but may receive up to $50,000 per month if the cash flow and profitability of the Company will justify it. The contracts do not give any specific cash flow or profitability targets for any such increase and therefore are at the sole discretion of the Board of Directors of the company. In addition the aforementioned three executive officers also receive an annual stock grant which is also variable depending upon the amount of monthly salary they received during the fiscal year. If they receive an average of less than $25,000 per month in salary they each receive 200,000 shares of the common stock of the company. In the event each of the executives receives an average of more than $25,000 per month then the annual stock grants are 100,000 shares each. During the year 2012, the above three executive officers received payments from TransCoastal Partners (TCP), an affiliate of the Company, for their services in locating, developing, and completing certain wells for a third party.

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

Exhibit List:

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incorporated by reference to an exhibit to our Form 8-K filed on July 3, 2013 File No. 001-14665, Ex. 10.1)
3.1(a)**	Certificate of Designation of Series F Preferred Stock (incorporated by reference to an exhibit to our Form 8K filed on May 15, 2013 File No. 001-14665, Ex. 3(i))
3.1(b)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 001-14665, Ex. 3.1(b))
3.1(c)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1/A filed on May 9, 2014 File No. 001-14665, Ex. 3.1(c))
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013 File No. 001-14665)
(4)	Instruments defining rights of security holders, including indentures
4.1**	Specimen Stock Certificate (incorporated by reference to an exhibit on Form 10-Q filed on August 14, 2013 File No. 001-14665, Ex. 4.1(1))
(5)	Opinion re: legality
5.1**	Opinion of Kane Russell Coleman & Logan PC
(10)	Material Contracts
10.1**	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation (incorporated by reference to an exhibit on Form 10-Q filed on May 7, 2013 File No. 001-14665, Ex. 2.2))
10.2**	Stock Purchase Agreement for sale of ANC Holdings, Inc. (incorporated by reference to an exhibit on Form 8-K filed on July 3, 2013 File No. 001-14665)
10.3* *	2013 Stock Incentive Program (incorporated by reference to Annex A on Form DEF 14A filed on August 9, 2013 File No. 001-14665)
10.4**	Employment Agreement with Stuart Hagler dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013 File No. 001-14665, Ex. 10.1)
10.5**	Employment Agreement with David May dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013 File No. 001-14665, Ex. 10.2)
10.6**	Employment Agreement with Wilbur A. Westmoreland dated January 1, 2011 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013 File No. 001-14665, Ex. 10.3)
10.7**	Employment Agreement with Judson Hoover dated January 1, 2013 (incorporated by reference to an exhibit to Form 8-K filed on June 13, 2013 File No. 001-14665, Ex. 10.4)
10.8**	Amended Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.8)
10.9**	First Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.9)
10.10**	Second Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.10)
10.11**	Davis Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 333-191566, Ex. 10.11)
10.12**	Eagle Rock Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 001-14665, Ex. 10.12)
10.13**	Targa Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 333-191566, Ex. 10.13)
10.14**	Valero Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on February 26, 2014 File No. 333-191566, Ex. 10.14)
10.15**	PhillipsConoco Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on January 17, 2014 File No. 333-191566, Ex. 10.15)
10.16**	Seventh Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1/A filed October 2, 2014 File No. 333-191566, Ex. 10.16)
(14)	Code of Ethics
14.1**	Code of Ethics (incorporated by reference to an exhibit to our Current Report on Form 10-K filed on February 26, 2013 File No. 001-14665, Ex. 14)
(21)	Subsidiaries
21.1**	List of Subsidiaries (incorporated by reference to an exhibit to our Form 10-K/A filed on May 9, 2014 File No. 001-14665, Ex. 21.1)
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certifications
31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated January 1, 2013 (incorporated by reference to an exhibit to our Form S-1/A filed October 4, 2014 File No. 333-191566, Ex. 99.1)
99.2**	Revised Appraisal Report (Reserve Report) dated January 1, 2013 (incorporated by reference to an exhibit to our Form S-1/A filed May 9, 2014 File No. 333-191566, Ex. 99.2)
99.3**	Revised Appraisal Report (Reserve Report) dated January 1, 2014 (Incorporated by reference to an exhibit to our Form 10-K filed May 9, 2014 File No. 001-14665, Ex. 99.2)

101	101.1NS XBRL Instance Document
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

TransCoastal Corporation

Date: October 9, 2014	By:	/s/ Stuart G. Hagler
Chief Executive Officer and President (Principal Executive and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Crosbie	Chairman of the Board of Directors	October 9, 2014
Donald Crosbie

/s/ Stuart G. Hagler	Director, Chief Executive Officer (Principal Executive and Accounting Officer)	October 9, 2014
Stuart G. Hagler

/s/ W.A. Westmoreland	Director, President of Operations	October 9, 2014
W.A. Westmoreland

/s/ David J. May	Director, President of Acquisitions	October 9, 2014
David J. May

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has an accumulated deficit, a working capital deficit and a net loss from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company restated its 2013 and 2012 consolidated financial statements to correct an error.

/s/ Rothstein Kass

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

[1] - Balance is reflective of Claimsnet.com Inc.'s acquisition of TransCoastal Corporation on March 18, 2013 (as amended April 24, 2013) as discussed in Note 2.

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

[1] - Balance is reflective of Claimsnet.com Inc.'s acquisition of TransCoastal Corporation on March 18, 2013 (as amended April 24, 2013) as discussed in Note 3.

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

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000 and amended to $16,950 on February 12, 2014. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at December 31, 2013 and 2012. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150 through January 15, 2013. The monthly borrowing base reductions were amended to $0 on February 11, 2013. On February 12, 2014, the monthly borrowing base reductions were amended to $125 payable on the first of each month for the period of March 1, 2014 through May 1, 2014.

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

Stock Issuances

During the year ended December 31, 2013 and 2012, the Company issued 206,250 and 37,500 shares, respectively, of Series A convertible preferred stock at 8%, payable annually, for $413 and $75, respectively. The Series A preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of TransCoastal and one (1) warrant that will allow the holder, for a period of three years from the date of issue, to acquire one additional share of TransCoastal common stock for each warrant at a purchase price of $3.50 per share. The Series A preferred stock issued in 2013 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series A preferred stock of approximately $266 is reflected in the accompanying consolidated statements of changes in shareholders’ equity. All of the Series A preferred shares were converted into common stock during the year ended December 31, 2013. Prior to conversion, the Company paid approximately $39 of cash dividends to the Series A preferred shareholders.

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

During the year ended December 31, 2012, the Company issued notes receivable, related party of approximately $1,477 to companies owned by members of the Company management or directly to members of Company management. On October 29, 2012, these notes receivable, related party, were settled through the assignment of certain working and revenue interests of wells located in Gray County, Texas to the Company. This acquisition of oil and natural gas properties is further described in Note 6.

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