Form 10-Q/A
period 2014-06-30
TransCoastal Corp
filed 2014-10-09
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2014 through June 30 ,2014.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/1/2014 - 6/30/2014	Preferred Stock Series G	573,000	$573,000	Shareholder
1/1/2014 – 6/30/2014	Preferred Stock Series H	900,000	$824,000	Shareholder

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

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incoporated by reference to an exhibit to our Form 8-K filed on July 3, 2013)
3.1(a)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form 8-K filed on October 4, 2013)
3.1(b)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1/A filed on May 9, 2014)
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013)
10.1**	Employment Contract between the Company and Stuart G. Hagler dated effective as of January 1, 2014. (incorporated by reference as an exhibit to our Form 10-Q filed on August 14, 2014, File No. 001-14665, Ex. 10.1)
10.2**	Employment Contract between the Company and David May dated effective as of January 1, 2014. (incorporated by reference as an exhibit to our Form 10-Q filed on August 14, 2014, File No. 001-14665, Ex. 10.2)
10.3**	Employment Contract between the Company and Wilbur A. Westmorland dated effective as of January 1, 2014. (incorporated by reference as an exhibit to our Form 10-Q filed on August 14, 2014, File No. 001-14665, Ex. 10.3)
10.4**	Employment Contract between the Company and Derrick May dated effective as of January 1, 2014. (incorporated by reference as an exhibit to our Form 10-Q filed on August 14, 2014, File No. 001-14665, Ex. 10.4)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated April 1, 2014 (incorporated by reference to an exhibit on Form 10-K filed on May 15, 2013.)
99.2**	TransCoastal Chooses First Three PUD Locations as Core Resources Funds Joint Venture Press Release (incorporated by reference as an exhibit to our Form 10-Q filed on August 14, 2014, File No. 001-14665, Ex. 99.2)

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

October 9, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)