Form 10-Q
period 2014-09-30
TransCoastal Corp
filed 2014-11-13
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 25,872,602 shares outstanding as of November 1, 2014.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$249	$432
Accounts receivable	299	436
Other current assets	20	20
Total current assets	568	888

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,379	23,600
Other property and equipment, net of accumulated depreciation	371	470
Total oil and natural gas properties and other equipment, net	23,750	24,070

Other assets
Goodwill	485	485
Other non-current assets	370	387
Total other assets	855	872
Total assets	$25,173	$25,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$497	$1,620
Current asset retirement obligations	113	107
Current derivative liabilities	60	125
Current maturities of notes payable	15,830	17,512
Total current liabilities	16,500	19,364

Long-term liabilities
Notes payable	1,546	56
Stock to be issued	1,523	2,496
Asset retirement obligations	870	852
Derivative liabilities	6	18
Total long-term liabilities	3,945	3,422

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series G, 0 and 687,250, respectively, preferred shares issued and outstanding	-	1
Series H, 1,050,000 and 0, respectively, preferred shares issued and outstanding	1	-
Common stock, $.001 par value; 250,000,000 shares authorized; 25,872,602 and 22,453,773, respectively, shares issued and outstanding	26	23
Additional paid-in-capital	47,852	45,592
Accumulated deficit	(43,151)	(42,572)
Total shareholders' equity	4,728	3,044

Total liabilities and shareholders' equity	$25,173	$25,830

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three months ended		Nine months ended
	2014	2013	2014	2013

Revenues
Oil, natural gas, and related product sales	$1,069	$962	$3,240	$3,274
Derivative gain (loss)	42	(237)	(330)	(246)
Other revenue	12	488	350	1,082
Total revenues	1,123	1,213	3,260	4,110

Expenses
Lease operating	360	132	897	748
Depreciation, depletion and amortization	169	178	478	462
Accretion of discount on asset retirement obligations	8	21	24	42
General and administrative	577	1,319	1,708	2,846
Total expenses	1,114	1,650	3,107	4,098

Operating income (loss)	9	(437)	153	12

Other expense
Interest expense	(201)	(200)	(607)	(522)
Total other expense	(201)	(200)	(607)	(522)

Net loss	$(192)	$(637)	$(454)	$(510)

Less: dividend on preferred shares	(57)	-	(125)	(40)

Net loss attributable to common stockholders	$(249)	$(637)	$(579)	$(550)

Basic and diluted earnings per share:
Net loss per basic common share	$(0.01)	$(0.03)	$(0.02)	$(0.02)
Weighted average basic common shares outstanding	25,418,888	22,735,948 [1]	23,662,048	22,685,020 [1]

[1] - Balance includes equivalent Series F preferred stock, which contains the equivalent rights of common stock and was converted to common stock during the year ended December 31, 2013.

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series G Preferred Stock		Series H Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2014	22,453,773	$23	687,250	$1	-	$-	$45,592	$(42,572)	$3,044

Issuance of common stock	573,954	-	-	-	-	-	286	-	286
Issuance of common stock with warrants	251,875	-	-	-	-	-	397	-	397
Issuance of Series G preferred stock, net	-	-	603,000	-	-	-	603	-	603
Conversion of Series G preferred stock, net	2,580,500	3	(1,290,250)	(1)	-	-	-	-	2
Dividends paid on Series G preferred stock	-	-	-	-	-	-	-	(103)	(103)
Issuance of Series H preferred stock, net	-	-	-	-	1,050,000	1	961	-	962
Unpaid dividends on Series H preferred stock	-	-	-	-	-	-	-	(22)	(22)
Stock based compensation	12,500	-	-	-	-	-	13	-	13
Net loss	-	-	-	-	-	-	-	(454)	(454)

Balances, September 30, 2014	25,872,602	$26	-	$-	1,050,000	$1	$47,852	$(43,151)	$4,728

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

Nine months ended September 30,	2014	2013

Cash flows used in operating activities
Net loss	$(454)	$(510)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation, depletion and amortization	478	462
Stock based compensation	13	-
Accretion of discount on asset retirement obligations	24	42
Change in derivative assets and liabilities	(77)	246
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	137	(752)
Other current assets	-	8
Other non-current assets	17	5
Accounts payable and accrued liabilities	(1,435)	63

Net cash and cash equivalents used in operating activities	(1,297)	(436)

Cash flows used in investing activities
Disposition of oil and natural gas properties	311	-
Development of oil and natural gas properties	(469)	(1,961)
Net cash used in investing activities	(158)	(1,961)

Cash flows from financing activities
Borrowings under notes payable	1,587	2,100
Repayments of notes payable	(1,779)	-
Dividends paid on preferred stock	(103)	(40)
Issuance of preferred stock	1,565	412

Net cash and cash equivalents provided by financing activities	1,270	2,472

Net increase in cash and cash equivalents	(183)	75

Cash and cash equivalents, beginning of period	432	133

Cash and cash equivalents, end of period	$249	$208

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$607	$483

Supplemental disclosure of non-cash investing and financing transactions
Issuance of common stock	$683	$21
Forgiveness of notes payable, related party	$-	$125
Net assets acquired and liabilities assumed through TransCoastal acquisition	$-	$2
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$-	$2
Unpaid dividends for Series H preferred stock	$22	$-

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

 1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the condensed consolidated financial position of TransCoastal Corporation and Subsidiary (the "Company" or “TransCoastal”) as of September 30, 2014 and December 31, 2013 and the results of their operations for the three and nine months ended September 30, 2014 and 2013 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on October 9, 2014.

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our financial statements.

2.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2014 the Company had a working capital deficit of approximately $15,940,000 and an accumulated deficit of approximately $43,151,000. For the nine months ended September 30, 2014, the Company had a net loss of approximately $454,000. The working capital deficit at September 30, 2014 is primarily the result of the Company's debt with Green Bank maturing in less than 12 months and considered current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2013, the Company entered into an investment agreement (“the Investment Agreement”) with a third party, which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000,000.

If the Company wishes to act upon this agreement the Company will need to register the necessary shares specified in the agreement within a registration statement with the SEC. As of September 30, 2014, and through the date of this report, the Company has not decided to act upon this agreement, if the Company chooses to act upon the agreement it would require the Company to complete a post-effective amendment onto their currently effective S-1 Registration Statement with the SEC. If the Company is unable to obtain this additional equity financing, it may require the Company to liquidate a portion of its oil and natural gas properties to meet its liquidity needs, which could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and natural gas properties at an amount less than would normally be achieved if sold in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly-liquid cash instruments with original maturities of three and nine months or less to be cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). All accounts maintain FDIC coverage of up to $250,000 per institution. As of September 30, 2014 and December 31, 2013, the Company had approximately $0 and $44,000, respectively, of cash and cash equivalents in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production and amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of September 30, 2014 or December 31, 2013.

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

Gains and losses on derivatives are accounted for using the mark-to-market accounting method. We recognize all gains and losses related to these contracts in each period in derivative gains or (losses) in the accompanying condensed consolidated statements of operations.

Oil and Natural Gas Properties

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of September 30, 2014 and December 31, 2013, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three and nine months ended September 30, 2014 and 2013 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2014 and 2013 no impairment charge occurred.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three and nine months ended September 30, 2014, and 2013 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and nine months ended September 30, 2014, and 2013 no impairment charge occurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated in the same manner, but also considers the impact to net loss and common shares for the potential dilution from convertible preferred stock and warrants. As of September 30, 2014, there were 4,319,500 of potentially dilutive shares that were not included in the diluted weighted average common shares as the Company had a net loss for the period.

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

During the nine months ended September 30, 2014 and 2013, the Company incurred a stock based compensation expense of approximately $13,000 and $-, respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

4. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balances at December 31, 2013	$25,930	$(2,330)	$23,600
Activity from January 1, 2014 through September 30, 2014	153	(374)	(221)
	$26,083	$(2,704)	$23,379

5. Shareholders' equity

During the nine months ended September 30, 2014 the Company issued 573,954 shares of common stock as settlement of stock to be issued. 251,875 of the common shares were issued with 52,125 warrants that will allow the holder(s), for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share.

During the nine months ended September 30, 2014, the Company issued 12,500 shares of common stock as stock based compensation.

During the nine months ended September 30, 2014, the Company issued 603,000 shares of Series G convertible preferred stock at 8%, payable annually, for $603,000. All of the outstanding Series G preferred stock was converted in July of 2014 into 2,580,500 shares of common stock. The shareholders still have rights to warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.75 per share. Dividends totaling $103,000 on the Series G preferred stock were paid during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014 , the Company issued 1,050,000 shares of Series H convertible preferred stock at 9%, payable annually, for $961,000. The preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of the Company and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of the Company’s common stock for each warrant at a purchase price of $3.50 per share. The Series H preferred stock issued in 2014 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series H preferred stock of approximately $1,659,000 is reflected on a net basis in the accompanying condensed consolidated statements of changes in shareholders’ equity, along with an upaid dividend accrual of $22,000.

6. Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $16,950,000 on February 12, 2014. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at September 30, 2014 and 2013. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125,000 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150,000 through January 15, 2013. The monthly borrowing base reductions were amended to $- on February 11, 2013. On February 12, 2014, the monthly borrowing base reductions were amended to $125,000 payable on the first of each month for the period of March 1, 2014 through February 1, 2015.

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending June 30, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of September 30, 2014 the Company is in compliance with all covenants or obtained a waiver. As of December 31, 2013, the Company was not in compliance with its current ratio. Accordingly, the balance as of December 31, 2013 is classified as current.

As of September 30, 2014 and December 31, 2013, the Company had an outstanding principal balance due to Green Bank of approximately $15,816,500 and $17,500,000, respectively. As of September 30, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $15,816,500 and $16,825,000, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74,000. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of September 30, 2014 and December 31, 2013, the Company had an outstanding principal balance due to Western Equipment Finance, Inc. of approximately $61,000 and $68,000, respectively. As of September 30, 2014 and December 31, 2013, the current maturities of the outstanding principal balance were approximately $13,000.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013

Revenue. During the three and nine months ended September 30, 2014, the Company generated revenues of $1,123,000, and $3,260,000, a decrease of $90,000 or 7%, and 850,000 or 21% respectively compared to the same periods in 2013. The Company’s annual revenues have decreased as a result of poor production in the month of June due to inclement weather.

During the three and nine months ended September 30, 2014, the Company generated revenues from oil and gas sales of $1,069,000, and $3,240,000, an increase of $107,000 or 11%, and a decrease of 34,000 or 1% respectively compared to the same periods in 2013. The Company’s revenues decreased as a result of poor production in the month of June due to inclement weather. The Company sold 7,061 net BBL at an average price of $96.84 during the quarter ended September 30, 2014 compared to 6,502 net BBL at an average price of $95.97 during the same time period in 2013. The Company sold 35,761 net MCF at an average price of $10.76 during the quarter ended September 30, 2014 compared to 31,895 net MCF at an average price of $10.57 during the same time period in 2013. The Company sold 19,608 net BBL at an average price of $99.74 during the nine months ended September 30, 2014 compared to 20,966 net BBL at an average price of $97.45 during the same time period in 2013. The Company sold 100,672 net MCF at an average price of $10.97 during the nine months ended September 30, 2014 compared to 101,112 net MCF at an average price of $ 10.76 during the same time period in 2013.

Total Expenses. During the three and nine months ended September 30, 2014, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,114,000 and $3,107,000, a decrease of $536,000 or 32% and $991,000 or 24% respectively compared to the same periods in 2013. The decrease is primarily due to a reduction of General and Administrative Expenses for payroll and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently faces significant challenges with its current cash flow and its need for cash to pay its operating expenses including payments to its trade creditors and credit facility. The Company's difficult cash position raises substantial doubt about the Company’s ability to continue as a going concern. The Company will need to refinance its credit facility and potentially seek additional working capital through the sale of equity or obtaining additional debt.

Net cash used in operating activities was $1,297,000 for the nine months ended September 30, 2014, an increase of $861,000 compared to the same period in 2013. The increase is primarily a result of the reduction in accounts payable and accrued liabilities.

Net cash used in investing activities of $158,000 was used to develop or oil and natural gas properties during the nine months ended September 30, 2014. This is a decrease of $1,803,000 from the nine months ended September 30, 2013.

Net cash provided by financing activities in the nine months of 2014 of $1,270,000 is due to the issuance of the Company’s preferred stock for cash as well as the addition of capital via debt. This was a decrease from our net cash provided by financing activities of $1,202,000 during the nine months ended September 30,  2013.

As of September 30, 2014, the Company currently has no material agreements for capital expenditures.

As of September 30, 2014, the current terms of the Company’s credit facility with Green Bank are $15,816,500 that matures on June 1, 2015 with a 4-4.5% annual floating interest rate which requires an approximate monthly payment of $61,000.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of September 30, 2014, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

Under the supervision and with the participation of our management, including our chief executive, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation we have concluded that our disclosure controls and procedures were ineffective due to the material weaknesses in our internal control over financial reporting.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of September 30, 2014:

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

During 2013, there were numerous changes in our accounting personnel, both on staff and third party support. This has led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including the preparation of our Quarterly Report on Form 10-Q. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenues, and expenses.

3. Remedial actions

In an effort to remediate the identified deficiencies, we have commenced, and are continuing to implement, a number of changes to our internal control over financial reporting. We are attempting to make the following changes before the end of 2014:

•	Proper accounting procedures in place
•	Monthly reconciliation of the financials

Additionally, in response to the identified deficiencies, we intend to implement additional remedial measures, including but not limited to the following:

•	Hiring additional accounting personnel; and
•	Improving our documentation and training related to policies and procedures for the controls related to our significant accounts and processes.

Changes in Internal Controls over Financial Reporting

During the nine months ended September 30, 2014, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has made the following unregistered sales of its securities from January 1, 2014 through September 30 ,2014.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/1/2014 - 9/30/2014	Preferred Stock Series G	603,000	$603,000	Shareholder
1/1/2014 – 9/30/2014	Preferred Stock Series H	1,050,000	$962,000	Shareholder

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

The Company issued a press release on August 14, 2014 giving an update on the current status of its Joint Venture Agreement with Core Resource Management Inc. (“Core”) to drill up to ten wells in TransCoastal’s core area of operations located in Pampa, Texas. The agreement stipulated that Core would pay 100% of the drilling and completion costs per well up to a maximum of $475,000 at which point all drilling and completion expenses will be split 60% to TransCoastal and 40% to Core. The Company believes that Core has breached the Joint Venture Agreement by failing to fund the drilling and completion costs as agreed. The Company is attempting to resolve the matter by either requiring Core perform their part of the agreement or seeking payment from Core to reimburse TransCoastal's costs associated with the joint venture and cancelling the joint venture.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incoporated by reference to an exhibit to our Form 8-K filed on July 3, 2013)
3.1(a)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form 8-K filed on October 4, 2013)
3.1(b)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on May 9, 2014)
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013)
10.1**	Employment Contract between the Company and Stuart G. Hagler dated effective as of January 1, 2014. (incorporated by reference to an exhibit to our form 10-Q filed on August 14, 2014.)
10.2**	Employment Contract between the Company and David May dated effective as of January 1, 2014. (incorporated by reference to an exhibit to our form 10-Q filed on August 14, 2014.)
10.3**	Employment Contract between the Company and Wilbur A. Westmorland dated effective as of January 1, 2014. (incorporated by reference to an exhibit to our form 10-Q filed on August 14, 2014.)
10.4**	Employment Contract between the Company and Derrick May dated effective as of January 1, 2014. (incorporated by reference to an exhibit to our form 10-Q filed on August 14, 2014.)

31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Appraisal Report Summary (Reserve Report) dated April 1, 2014 (incorporated by reference to an exhibit on Form 10-K filed on May 15, 2013.)

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

November 13, 2014

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)