Form 10-K
period 2014-12-31
TransCoastal Corp
filed 2015-03-31
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 001-14665

(Exact name of registrant as specified in its charter)

Delaware	75-2649230
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

4975 Voyager Drive, Dallas, Texas 75237

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant at March 31, 2015 was $8,800,879.

Number of shares of the registrant’s common stock outstanding at March 31, 2015 was 29,334,264.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

During 2011, we were able to acquire CoreTerra Operating, LLC a Texas limited liability company which is now a subsidiary of the Company. CoreTerra is located in Pampa, Texas and acts as our primary operator and properties manager for our oil and gas properties. Our operating company may from time to time, drill and act as a contact operator for third party wells. We receive fees both for the drilling of the well and once the well is completed monthly fees for acting as the operator. We have found this beneficial not only from a revenue basis but also by expanding our knowledge base of different production fields. However as stated previously, we are currently concentrating on developing our own wells and therefore we are unlikely to receive drilling fees in the near future. We do however continue to receive some fees for those wells we do not own but act as a contract operator.

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

While Liquid Natural Gas (LNG) may represent the future in natural gas the near term trend is for natural gas prices to stay low and are unlikely to climb above $5.50 per mcf in the near future. Consequently while the Company will continue to take advantage of values in assets located in gas producing areas our main focus, for the foreseeable future, will be to continue to acquire new assets and develop our current assets in those geographical locations which produce primarily crude oil. We believe that the price of crude oil which is currently priced around $50 per bbl will continue close to that level for the next few years.

Business Strategy

Our goal is to build long-term stockholder value by growing reserves and production revenues in a cost-efficient manner. To accomplish our goal, we plan to carry out a balanced program of (1) developing our multi-year inventory in the Brown Dolomite oil and gas properties near Pampa, Texas, and expand into other areas such as the Permian Basin and Wolfcamp oil shale play (2) operating as a low-cost producer, (3) pursuing strategic, complementary acquisitions and (4) maintaining financial flexibility. The following are key elements of our strategy:

●            Develop our properties. We believe we have a large inventory of drilling locations on our 1,422 undeveloped acres that provide us the ability to continue to increase production and reserves at a competitive cost. In addition the primary geological formation for our future development efforts, the Brown Dolomite, typically yields wells with a historical 40 year productive life. Consequently the Company will pursue development of their own properties rather than act as a contract driller/operator for third parties as we have done in the past. We plan to dedicate substantially all of our 2014 and 2015 exploration and development drilling budget to our current owned properties. Focusing on our regional approach allows us to develop operating, technical and regional expertise important to interpreting geological and operating trends, enhancing production rates and maximizing well recovery.

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

Significant Debt Instruments

Currently, the Company’s debt consists of a $15,750,000 loan with Greenbank, N.A. (“Greenbank”). The note is current and in compliance with Greenbank's requirements and covenants by way of a forbearance agreement executed on February 20, 2015 and filed with the SEC on a Form 8-K. The forbearance applies to all existing and anticipated events of default in regards to the loan until April 6, 2015. The note matures June 1, 2015. Stuart G. Hagler, A.W. Westmoreland, and David J. May, are officers and directors of the Company and all three provide personal guarantees on our debt. Please see subsequent events section for notes relating to this Debt Instrument.

During the year ended December 31, 2014, the Company entered into a debt agreement with an individual, Dalton Lott, a related party. The principal amount of the debt consists of $1,500,000 with 5.5% annual interest. The note consists of monthly interest only payments from January 1 thru June 1, 2015. Beginning July 1, 2015, interest and principal payments are due every month for 60 months. Dalton Lott is the father in law of the Company’s Chief Executive Officer, Stuart Hagler.

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

There can be no assurance that the Company will be able to achieve its objectives as its plans are dependent upon a number of factors including but not limited to the availability of additional debt and equity capital, the price it receives for its oil and gas production, the performance of the economy, the availability of adequate materials, skilled employees and managers and the activities of our competition.

Management Employment Contracts

The Company recently executed amended employment agreements with its four primary officers: Stuart G. Hagler, David May, Wilber A. Westmoreland and Derrick May. The employment agreements have a two (2) year term with automatic one year extensions beyond the original term. Compensation is broken down into a base monthly salary, monthly bonus and annual stock award. The agreements for Hagler, May and Westmoreland provide for a base salary of $15,000 per month and a monthly bonus calculated at six percent (6%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $30,000. The annual stock award can be either 200,000 or 100,000 shares depending on whether the officer has earned less than or more than an average of $20,000 per month for any contract year. The agreement for Derrick May calls for a base salary of $10,000 per month and a monthly bonus calculated at four percent (4%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $15,000. Derrick's annual stock award can be either 75,000 or 50,000 shares depending on whether the Derrick has earned less than or more than an average of $10,000 per month for any contract year.   The employment agreements can be found at Annex B to our Schedule 14C filed with the SEC on November 18, 2014.

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

We currently have long term liabilities in the form of bank debt in the amount of $15,750,000 which requires a monthly debt service payment of roughly $61,000 per month which uses a significant amount of our non-payroll cash and is secured by our producing well assets. Our monthly revenues, while currently sufficient to meet our debt service, do not provide adequate cash to allow us to grow our Company or provide a significant cushion in the event our revenues should decrease. Any default of our indebtedness could result in our creditors foreclosing on our producing well assets which would result in the Company seeking protection under the bankruptcy laws or ceasing as a going concern. We have entered into a forbearance agreement regarding our outstanding debt that forgives any existing or anticipated events of default under the loan agreement until April 6, 2015 as filed with the SEC in a Form 8-K on February 20, 2015.

We rely heavily upon our executive officers and have very limited accounting and financial staff.

We have a reliance upon our executive officers to perform all of the duties of the business. Our accounting and financial staff is very limited, which may hinder our ability to conduct business efficiently.

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

For the years ended December 31, 2014 and 2013, revenues from the Company’s 36 and 44 producing leases, respectively, ranged from approximately 0.1% to 31.1% and 0.1% to 11.8%, respectively, of total oil, natural gas, and related product sales. These 36 and 44, respectively, leases are located in various counties of Texas.

For the years ended December 31, 2014 and 2013, the oil and natural gas produced by the Company is sold and marketed to 9 and 11 purchasers, respectively. Accordingly, the Company’s entire oil and natural gas sales receivable balance at December 31, 2014 and 2013 was comprised of amounts due from its 9 and 11, respectively, purchasers. Oil and natural gas sales receivable are included in the accounts receivable, net on the accompanying consolidated balance sheets.

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

Three of our executive officers and directors control approximately 61% of our issued and outstanding shares of our voting Common Stock. They therefore have the current ability to control the affairs of the Company and to determine the path our Company will take. All other Common Stock stockholders will not have sufficient voting power to override or otherwise influence any vote taken by the stockholders of the Company.

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

To facilitate the acquisition of TransCoastal -Texas in May 2013 our Broad of Directors authorized the issuance of a series of Preferred Stock designated as Series F. As of December 31, 2014 our Board of Directors has approved the sale of two different series of Preferred Stock: Series G and Series H.

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

Item II. Properties

Operations

Oil and Gas Leases and Wells

The Company’s 36 Oil and Gas lease properties consist of approximately 7,310 gross/ 6,065 net acres, which are primarily held by production. The Properties comprise approximately 64 producing wells generating net production of approximately 71 bbls/day and 401 mcf/day during fiscal year 2014. Cash flow used in operations for TransCoastal for the twelve months ending 12/31/14 was approximately $1.5 million. The majority of the Company’s asset base is comprised of long life Panhandle hydrocarbon production in wells that all produce oil, natural gas liquids and natural gas. The following is a table showing our developed and undeveloped lease acreage followed by a list and legal description of our oil and gas leases located in the state of Texas and Louisiana.

Developed and Undeveloped Acreage

	Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net
Total:	7,310	6,065	1,422	978

Lease Name and Location of TransCoastal Oil and Gas Leases

Lease	County	Abstract	Survey	Block	Section
Bell	Gray	447	I. & G.N. RR	3	134
Brown	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Brown "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Cobb	Gray	447	I. & G.N. RR	3	121
Crow	Gray	447	I. & G.N. RR		152, 137, 128, 138
Daube	Montague	247	ET RR, CO
Donald and Donald	Montague	247	ET RR, CO	3
Enserch	Gray	247	I. & G.N. RR	3	131
Faith	Gray	447	I. & G.N. RR	3	135
Jackson	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Jackson "A"	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Kramer	Montague	247	ET RR, CO
Heitholt	Gray	447	I. & G.N. RR	3	152, 137, 128, 138
Cobb	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Heaston	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Leopold B,C,A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoog	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Skoog A	Gray	447	I. & G.N. RR	3	164, 165, 141, 148
Pugh	Stephens	630, 565, 1592, 330	T&P RR CO	5	4, 1338, 1337, 11
Savell	Shelby	385	R. Jarvis
Mayfield B&C	Hutchinson		D&P RR CO	R	2, 5
Meers A,C,SSB,LW	Gray	447	I. & G.N. RR	3	107
W.G. Kinzer	Carson	447	I. & G.N. RR	3	112
Walberg	Gray	447	I. & G.N. RR	3	118
Wall	Gray	447	I. & G.N. RR	3	131
Stevenson A	Hutchinson		D&P RR CO	R	2, 5
Gene Borders	Shelby		Holt, M S
Bill Phillips	Hutchinson		TC RR CO	M-24	8
TJ Boney	Carson		I. & G.N. RR	4	110
Couba DuLarge	St. Charles (LA)		I. & G.N. RR	T-19S	36

The Company currently receives production from 74 wells located on the above leases. Of the 64 wells it operates 62 of the wells through its operating subsidiary CoreTerra. The remaining 2 wells are operated by unrelated third party operators. The following is a listing of our wells, the lease location and the field name:

TYPE OF RESERVE	LEASE/WELL NAME	FIELD
Proved Producing	Stevenson 'A' - #2	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #4	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #8	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #9	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #10	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #13	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #16	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #17	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #18	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #20	Panhandle Hutchinson County Fld.
Proved Producing	Stevenson 'A' - #27	Panhandle Hutchinson County Fld.
Proved Producing	Faith #1	Panhandle Gray County Field
Proved Producing	Faith #2	Pan Handle Gray County Field
Proved Producing	Magic - #3	Panhandle Carson County Field
Proved Producing	Magic - #4	Panhandle Carson County Field
Proved Producing	Enserch - #1	Panhandle Carson County Field
Proved Producing	Cobb - #1	Panhandle Gray County Field
Proved Producing	Cobb - #4	Panhandle Gray County Field
Proved Producing	Bell #2	Panhandle Gray County Field
Proved Producing	Bell #3	Panhandle Gray County Field
Proved Producing	Bell #4	Panhandle Gray County Field
Proved Producing	Bell #5	Panhandle Gray County Field
Proved Producing	Meers L & W - #1	Panhandle Gray County Field
Proved Producing	Walberg - #1	Panhandle Gray County Field
Proved Producing	Short - #1	Panhandle Gray County Field
Proved Producing	Short - #7	Panhandle Gray County Field
Proved Producing	Saunders - #B-7-7	Panhandle Gray County Field
Proved Producing	Heaston - #1	Panhandle Gray County Field
Proved Producing	Heaston - #2	Panhandle Gray County Field
Proved Producing	Heaston - #3	Panhandle Gray County Field
Proved Producing	Heaston - #4	Panhandle Gray County Field
Proved Producing	Heaston - #5	Panhandle Gray County Field
Proved Producing	Heaston - #6	Panhandle Gray County Field
Proved Producing	Heaston - #8	Panhandle Gray County Field

Proved Producing	Heaston - #10	Panhandle Gray County Field
Proved Producing	Heaston - #12	Panhandle Gray County Field
Proved Producing	J J Wall - #2	Panhandle Gray County Field
Proved Producing	J J Wall - #3	Panhandle Gray County Field
Proved Producing	J J Wall - #6	Panhandle Gray County Field
Proved Producing	J J Wall - #7	Panhandle Gray County Field
Proved Producing	J J Wall - #8	Panhandle Gray County Field
Proved Producing	J J Wall - #10	Panhandle Gray County Field
Proved Producing	J J Wall - #11	Panhandle Gray County Field
Proved Producing	J J Wall - #12	Panhandle Gray County Field
Proved Producing	J J Wall - #14	Panhandle Gray County Field
Proved Producing	Kinzer - #3	Panhandle Gray County Field
Proved Producing	Kinzer - #4	Panhandle Gray County Field
Proved Producing	Leopold 'B' - #2	Panhandle Gray County Field
Proved Producing	Montague County - Daube #1	Eanes Field
Proved Producing	Montague County - Donald & Donald #4	Eanes Field
Proved Producing	Montague County - Donald & Donald #5	Eanes Field
Proved Producing	Montague County - Donald & Donald #6	Eanes Field
Proved Producing	Montague County - Kramer #1	Eanes Field
Proved Producing	Shelby County - Savell A #1H	Se Martinsville (James Lime) Field
Proved Producing	Shelby County - Savell #2H	Se Martinsville (James Lime) Field
Proved Producing	Shelby County - Savell C #3H	Se Martinsville (James Lime) Field
Proved Producing	Stephens County - Pugh #6 (JV1)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #7 (JV2)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #8 (JV3)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #9 (JV4)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #10 (JV5)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #11 (JV6)	Moon, Se (Marble Falls)
Proved Producing	Stephens County - Pugh #12 (JV7)	Moon, Se (Marble Falls)
Proved Producing	Fortenberry 2H	Wise County Field
Proved Non-Producing	Bill Phillips - #1	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Bill Phillips - #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #9	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #10	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #11	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #12	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #13	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #14	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #15	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #16	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #20	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #21	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #22	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #25	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #26	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #27	Panhandle Hutchinson County Fld.
Proved Non-Producing	Stevenson 'A' - #28	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #1	Panhandle Hutchinson County Fld.

Proved Non-Producing	Mayfield 'C' #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #6	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #13	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #15	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #16	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'C' #18	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #1	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #2	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #3	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #4	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #5	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #6	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #7	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #8	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #9	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #10	Panhandle Hutchinson County Fld.
Proved Non-Producing	Mayfield 'B' #11	Panhandle Hutchinson County Fld.
Proved Non-Producing	WAB - #1	Panhandle Carson County Field
Proved Non-Producing	WAB - #3	Panhandle Carson County Field
Proved Non-Producing	WAB - #4	Panhandle Carson County Field
Proved Non-Producing	Boney - #10	Panhandle Carson County Field
Proved Non-Producing	Boney - #12	Panhandle Carson County Field
Proved Non-Producing	Boney - #13	Panhandle Carson County Field
Proved Non-Producing	Boney - #16	Panhandle Carson County Field
Proved Non-Producing	Boney - #19	Panhandle Carson County Field
Proved Non-Producing	Boney - #20	Panhandle Carson County Field
Proved Non-Producing	Boney - #21	Panhandle Carson County Field
Proved Non-Producing	Boney - #22	Panhandle Carson County Field
Proved Non-Producing	Boney - #23	Panhandle Carson County Field
Proved Non-Producing	Boney - #24	Panhandle Carson County Field
Proved Non-Producing	Boney - #25	Panhandle Carson County Field
Proved Non-Producing	Cobb - #5	Panhandle Gray County Field
Proved Non-Producing	Walberg - #8	Panhandle Gray County Field
Proved Non-Producing	Walberg - #9	Panhandle Gray County Field
Proved Non-Producing	Walberg - #11	Panhandle Gray County Field
Proved Non-Producing	Short - #4	Panhandle Gray County Field
Proved Non-Producing	Short - #6	Panhandle Gray County Field
Proved Non-Producing	Short 'B' #2	Panhandle Gray County Field
Proved Non-Producing	Short 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Short 'A' #4	Panhandle Gray County Field
Proved Non-Producing	Heaston - #7	Panhandle Gray County Field
Proved Non-Producing	Heaston - #8	Panhandle Gray County Field
Proved Non-Producing	Heaston - #9	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #1	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #4	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #6	Panhandle Gray County Field
Proved Non-Producing	J J Wall - #9	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #3	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #5	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #6	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #7	Panhandle Gray County Field
Proved Non-Producing	Leopold 'B' - #8	Panhandle Gray County Field
Proved Non-Producing	Heithold - #102	Panhandle Gray County Field

Proved Non-Producing	Heithold - #103	Panhandle Gray County Field
Proved Non-Producing	Heithold - #106	Panhandle Gray County Field
Proved Non-Producing	Heithold - #107	Panhandle Gray County Field
Proved Non-Producing	Brown - #204	Panhandle Gray County Field
Proved Non-Producing	Brown - #205	Panhandle Gray County Field
Proved Non-Producing	Brown - #207	Panhandle Gray County Field
Proved Non-Producing	Brown - #208	Panhandle Gray County Field
Proved Non-Producing	Brown - #210	Panhandle Gray County Field
Proved Non-Producing	Brown - #212	Panhandle Gray County Field
Proved Non-Producing	Brown - #213	Panhandle Gray County Field
Proved Non-Producing	Brown - #214	Panhandle Gray County Field
Proved Non-Producing	Brown - #216	Panhandle Gray County Field
Proved Non-Producing	Brown - #217	Panhandle Gray County Field
Proved Non-Producing	Brown - #218	Panhandle Gray County Field
Proved Non-Producing	Jackson - #306	Panhandle Gray County Field
Proved Non-Producing	Crow - #401	Panhandle Gray County Field
Proved Non-Producing	Crow - #404	Panhandle Gray County Field
Proved Non-Producing	Crow - #407	Panhandle Gray County Field
Proved Non-Producing	Crow - #410	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #501	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #502	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #504	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #505	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #506	Panhandle Gray County Field
Proved Non-Producing	Brown 'A' #507	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #2	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #6	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #7	Panhandle Gray County Field
Proved Non-Producing	Leopold 'A' #8	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #1	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #2	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #3	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #4	Panhandle Gray County Field
Proved Non-Producing	Leopold 'C' #5	Panhandle Gray County Field
Proved Non-Producing	Skoog #1	Panhandle Gray County Field
Proved Non-Producing	Skoog #2	Panhandle Gray County Field
Proved Non-Producing	Skoog #3	Panhandle Gray County Field
Proved Non-Producing	Skoog #4	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Skoog 'A' #1	Panhandle Gray County Field
Proved Non-Producing	Montague County - Daube #2	Eanes Field
Proved Non-Producing	Shelby County - Gene Borders #2H	Angie, James Lime
Salt Water Disposal Well	Stevenson 'A' - #14	Panhandle Hutchinson County Fld.
Salt Water Disposal Well	Magic - #2	Panhandle Carson County Field
Salt Water Disposal Well	Cobb - #2	Panhandle Gray County Field
Salt Water Disposal Well	Walberg - #9	Panhandle Gray County Field
Salt Water Disposal Well	Short #2	Panhandle Gray County Field
Salt Water Disposal Well	J J Wall - #5W	Panhandle Gray County Field
Salt Water Disposal Well	Kinzer - #2W	Panhandle Gray County Field
Salt Water Disposal Well	Brown - #211G	Panhandle Gray County Field
Salt Water Disposal Well	Crow - #406	Panhandle Gray County Field
Undeveloped Acreage	St. Chareles, Parrish, LA - 170 Acres	Herbert Sand
Undeveloped Acreage	Shelby County - Savell Area - 752 acres	Angie, James Lime Depth
Undeveloped Acreage	Shelby County - Gene Borders Area - 500 acres	Haynesville Depth

From the above wells the Company receives certain hydrocarbon production in the form of oil, natural gas and condensates which it markets to third party purchasers. The following chart lists our net production, total sales and average price we experienced from our wells in the last two fiscal years:

Year Ended December 31,

	2014	2013
Net Production:
Oil (Bbl)	26,390	26,106
Natural Gas (Mcf)	150,878	152,470
Barrel of Oil Equivalent (Boe)	51,536	51,517
Productive Wells	64	66

Oil and Natural Gas Sales:
Oil (in thousands)	$2,468	$2,449
Natural Gas (in thousands)	$1,350	$1,279
Total (thousands)	$3,818	$3,728

Average Sales Price:
Oil ($ per Bbl)	$93.54	$93.80
Natural Gas ($ per Mcf)	$8.94	$8.39
Barrel of Oil Equivalent ($ per Boe)	$74.08	$72.36

Oil and Natural Gas Costs:
Lease Operating Expenses (in thousands)	$678	$948
Production taxes (in thousands)	$210	$199
Other operating expenses (in thousands)	-	-
Average production cost per Boe	$17.23	$22.26

As part of our ongoing business we continue to develop the potential of our existing leases primarily through the drilling of new wells. The following table displays our development costs for the last two fiscal years:

(in thousands)	Year Ended December 31,
	2014	2013
Unproved prospects	$0	$0
Proved prospects	$0	$860
Development and exploration costs	$586	$716
Total asset retirement cost incurred	$31	$37
Total consolidated operations	$614	$1,613

Oil and Natural Gas Reserves

Controls Over Reserve Report Preparation

Our long term prospects for continuing to extract oil and gas are directly related to our oil and gas reserves. Estimates of proved reserves at December 31, 2014, were prepared by PeTech Enterprises, Inc., independent petroleum consultants, a Texas registered engineering firm. The technical person responsible for preparing the reserve estimates is an independent petroleum engineer and geoscientist that meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Specifically, our reserve report was prepared by Mr. Amiel David PhD, a Texas registered petroleum engineer with over 40 years of field experience. Mr. David has a Doctorate from Stanford University in Petroleum Engineering, an MBA from the University of Pittsburgh, an MSE in Chemical Engineering from the University of Pennsylvania and a Bachelor's of Science Degree in Petroleum Engineering from the University of Tulsa. The reserve report is then reviewed and approved by our in-house petroleum engineers and geoscientists.

The reserve report was prepared as of December 31, 2014, under United States Securities and Exchange Commission pricing requirements. The 2014 reserve report summary is an exhibit to this report.

Year Ended December 31, 2014

Estimated Proved Natural Gas and Oil Reserves:
Net natural gas reserves (MMcf):
Proved developed	6,347
Proved undeveloped	3,788
Total	10,135
Net oil reserves (MBbls):
Proved developed	3,349
Proved undeveloped	3,223
Total	6,572
Estimated Present Value of Net Proved Reserves:
PV-10 value (in thousands)
Proved developed	$96,884
Proved undeveloped	86,909
Total	$183,793

Prices Used in Calculating Reserves:
Natural gas (per Mcf)	$4.35
After adjustments for liquids and BTU content	$10.81
Oil (per Bbl)	$91.48
After adjustments for liquids and BTU content	$90.46

The following table is a tabular representation of the estimate for our proved developed and undeveloped reserves:

		Natural Gas
	Crude Oil (Bbl)	(Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES
December 31, 2012	6,388,820	10,236,050

Revisions of previous estimates	245,536	372,343
Extensions and discoveries
Acquisitions of reserves	7,760	47,007
Production	(26,106)	(152,470)

December 31, 2013	6,616,010	10,502,930

Revisions of previous estimates	(13,850)	(217,302)
Extensions and discoveries
Disposition of reserves	(4,000)	-
Production	(26,390)	(150,878)

December 31, 2014	6,571,820	10,134,750

PROVED DEVELOPED RESERVES
December 31, 2014	3,349,330	6,346,880
December 31, 2013	3,313,400	6,609,080

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

The Company sells natural gas to one of five customers, Regency Energy Partners, DCP Midstream, LLC, Targa Midstream, Davis Gas Processing, and Upstream. All five customers are well capitalized and regulated. The Company does not anticipate any customer becoming unable to perform under their agreement.

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

Company Offices

The Company currently leases office space at the Dallas Executive Jet Center, 4975 Voyager Drive, Dallas, Texas 75237. The Company entered into a Lease Agreement on October 1, 2014, to lease 2,600 square feet of office space in Dallas, Texas for a term of 12 months and expiring on October 1, 2015. The Company pays monthly rent of $2,500 and utilities of approximately $700.

In November 2009, the Company purchased office, garage and yard space located at 2601 W. Kentucky, Pampa, Texas 79065. This property consists of an acre of land and a free-standing single story building that is approximately 10,000 square feet in size.

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

Our internet address is www.transcoastal.net. We make available free of charge on or through our internet site our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

In 2013, litigation began between a subsidiary of the Company and a third party. The Company was the defendant in the litigation pertaining to wells drilled for the third party and the lack of support for charges assessed during drilling. The litigation was settled in December of 2013. Chief amongst the details of the settlement were that the monetary issues were to be settled during arbitration in March 2014. The arbitration hearing was had and it was decided the Company must pay an award of $580,000 to the plaintiff party. This litigation had an adverse material effect on the financials of the Company for 2013 as the “loss on turnkey contracts” disclosed within the financial statements are a result of this litigation.

           In January 2015, the Company settled outstanding litigation with a third party. The settlement calls for the Company to make a payment of $15,000 on January 6, 2015 and subsequent payments of $5,000 due on the first of each month from February through November 2015. The total balance of the settlement has been expensed and accrued.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our common stock is quoted on OTCQB under the symbol “TCEC.”

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on OTCQB. We obtained the following high and low bid information from OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. Investors should not rely on historical prices of our common stock as an indication of its future price performance. On December 31, 2014, the closing price of our common stock as reported by OTCQB was $0.30 per share and is reflective of the effect of our 200 for one reverse split which took effect July 1, 2013.

The Quarter Ended*	HIGH	LOW

March 31, 2013	$6.00	$2.00
June 30, 2013	4.00	2.00
September 30, 2013	6.00	1.45
December 31, 2013	$1.50	$1.11

The Quarter Ended*	HIGH	LOW

March 31, 2014	$1.75	$0.10
June 30, 2014	1.75	0.25
September 30, 2014	1.01	0.23
December 31, 2014	$0.82	$0.15

As of December 31, 2014, there were an estimated 371 holders of record of our common stock, exclusive of objecting beneficial owners (individuals who deposit shares with a broker and don’t wish to provide to the Company personal information).

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

Unregistered Sales of Equity

From October 2013 through July 2014, a total of 1,290,250 shares of Series G preferred stock were sold for a sum of $1,290,250.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not Applicable

ITEM 7 – MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal years ended December 31, 2014 and 2013, included elsewhere in this report. The following Management Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements”. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “anticipate,” “intend,” “plan,” or other similar words. The forward-looking statements contained in this report involve a number of risks and uncertainties, many of which are outside of our control. Factors that could cause actual results to differ materially from projected results include, but are not limited to, those discussed in “Risk Factors” elsewhere in this report. Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and therefore there can be no assurance that such statements will be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Furthermore, past performance in operations and share price is not necessarily indicative of future performance. Except as required by applicable laws including the securities laws of the United States, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2014 compared to year ended December 31, 2013:

During the year ended December 31, 2014, production increased 284 barrels of oil as compared to 26,106 sold in 2013.  During the year ended December 31, 2014, we produced 1,592 MCF less of gas as compared to 152,470 sold in 2013.  Our average price per barrel sold during 2014 decreased by $.27 from the $3.81 in 2013. Our average price per MCF (adjusted for liquids content) sold during 2014 increased by $.55 from the $8.39 in 2013.  These items increased our revenues from oil in 2014 by $19,000 and increased our revenues from gas in 2014 by $71,000.

	Net Production		Price		Revenue
										Net Cash
	Oil	Gas	Oil ($)	Gas ($)	Oil ($)	Gas ($)	Total ($)	Taxes ($)	LOE ($)	($)
For the year ended December 31, 2013	26,106	152,470	93.81	8.39	2,449,000	1,279,000	3,728,000	199,000	948,000	2,581,000
For the year ended December 31, 2014	26,390	150,878	93.54	8.94	2,468,000	1,350,000	3,818,000	210,000	678,000	2,930,000
Variance	284	(1,592)	(.27)	.55	19,000	71,000	90,000	(11,000)	(278,000)	349,000

Revenue. During the year ended December 31, 2014 the Company generated revenues of $4,555,000, an increase of $933,000 or 25% as compared to the same period last year. The increase in revenue was primarily driven by the derivative income of the Company.

During the year ended December 31, 2014 the Company generated revenues from oil and gas sales of $3,818,000 an increase of $90,000 or 2% as compared to the same period last year.

Total Expenses. During the year ended December 31, 2014, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $5,570,000 compared to $7,025,000 during the same period in 2013. This change represents a decrease of $1,455,000 or 21%. The decrease is primarily due to lower professional and legal fees as a result of prior settled litigation and the costs of becoming a public entity incurred in 2013. The company also incurred losses on turn key contracts in 2013 as a result of drilling done for a third party in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Summary of Cash Flows. Net cash used in operating activities of $1,481,000 for the twelve months ended December 31, 2014 increased from cash used in operating activities of $1,654,000 during the same period in 2013. This change represents a decrease of $173,000. The decrease is primarily due to the increase in net income of $2,358,000 due to the lack of loss on turnkey contracts for third party drilling in 2014 and increased expenses as a result of ongoing litigation and the costs of becoming a public entity in 2013.

Net cash used in investing activities of $275,000 was utilized to develop our oil and gas assets during the year ended 2014. This is a decrease of $596,000 from the same period in 2013.

Net cash provided by financing activities decreased by $1,375,000 as the Company contributed a considerable amount of cash toward repaying its line of credit with Green Bank.

As of December 31, 2014, the Company currently has no material agreements for capital expenditures.

As of December 31, 2014, the current terms of the Company’s credit facility with Green Bank are $15,750,000, that matures on June 1, 2015 with a 4-4.5% annual floating interest rate, which requires an approximate monthly payment of $61,000. On February 20, 2015, Melody Business Finance purchased the loan from Green Bank and entered into a Forbearance Agreement filed with the SEC on a Form 8-K. The forbearance is for any existing or anticipated events of default and lasts until April 6, 2015.

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

Off-Balance Sheet Arrangements

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of December 31, 2014, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. Change in auditing firm previously disclosed on Form 8-K and filed with the SEC on June 19, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (b) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer concluded that, as of such date, our disclosure controls and procedures were ineffective, due to the material weaknesses in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in the updated 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. (COSO).

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of December 31, 2014:

1. Inadequate and ineffective controls over the financial statement close process.

In conjunction with the year-end financial close, our procedures and controls to ensure that accurate financial statements in accordance with generally accepted accounting principles could be prepared and reviewed on timely basis were not operating effectively. Such ineffective procedures and controls include (a) ineffective segregation of duties; (b) insufficient documentation of accounting policies and procedures and retention of historical accounting portions. As a result of the above deficiencies, material and less significant post-closing adjustments were identified by our independent registered public accounting firm, Whitley Penn LLP, and recorded in our financial statements as of and for the year ended December 31, 2014

2. Inadequate staffing within the accounting organization.

During 2014, there were numerous changes in our accounting personnel, both on staff and third party support. This has led to our not having a sufficient number of experienced personnel in the accounting organization to provide reasonable assurance that transactions are being recorded as necessary to ensure timely preparation of financial statements in accordance with generally accepted accounting principles, including the preparation of our Annual Report on Form 10-K. We consider this weakness to be a material weakness in the operation of entity-level controls and operation level controls. The ineffectiveness of such controls can result in misstatement to assets, liabilities, revenues, and expenses.

Our management concluded that, due to the material weaknesses described above, we did not maintain effective internal control over financial reporting as of December 31, 2014.

3. Remedial actions

In an effort to remediate the identified deficiencies, we have commenced, and are continuing to implement, a number of changes to our internal control over financial reporting. These following changes will be made before the end of 2015:

•	Proper accounting procedures will be put in place
•	Monthly reconciliation of the financials.

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

Changes in Internal Control over Financial Reporting

Except as described above, during its assessment of our internal control over financial reporting our management identified no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Forbearance Agreement with Melody and potential restructuring of the Company

The Company has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender”) pursuant to the New Lender assuming the Loan Agreement dated May 2011 with Green Bank N.A. and was originally disclosed in the Company's Form 8-K filed with the SEC on February 24, 2015. The principal amount of the note is $15,750,000 with a maturity date of June 1, 2015. The New Lender has agreed to enter into a Forbearance Agreement regarding all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the existing Loan Agreement. The Forbearance Agreement alters or adds several material terms to the Loan Agreement and stockholders are strongly urged to read the Forbearance Agreement attached as an exhibit to the above described Form 8-K.

The continuance of the Forbearance Agreement by Melody is conditioned upon a restructuring of the Company agreeable to Melody. Currently the Company is in discussions with Melody regarding the restructuring and as of the date of this Form 10-K the components of the restructuring have not been agreed upon. The restructuring will likely have a substantial negative impact on the stockholders of the Company.

Should the Company fail to come to an agreement with Melody then Melody will have the option to foreclose on the Loan Agreement or continue the forbearance. It should be noted that in the event that the Company and Melody fail to come to an agreement on the restructuring the Forbearance Agreement requires the Company to pay Melody a non-refundable closing fee in the amount of $2,000,000. In such an event it is likely that the Company will have no choice but to seek the protection of the United States Bankruptcy Court.

PART III

ITEM 10: Directors and Executive Officers

Directors and Executive Officers

NAME	AGE	POSITION	Director/Officer Since
Don Crosbie	70	President, ANC Holdings, LLC and Chairman of the Board of Directors.	2002
Stuart G. Hagler	51	Chief Executive Officer, Director	2013
W.A. Westmorland	53	President-Operations, Director	2013
David May	51	President-Acquisitions, Director	2013
Derrick May	25	Corporate Secretary	2013

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

Derrick A. May Corporate Secretary. Derrick was appointed Corporate Secretary in May of 2013. Derrick originally joined TransCoastal in February of 2013 as their Financial Analyst. Derrick graduated from Oklahoma State University in Stillwater, Oklahoma in 2012. He was on the Dean’s List during his tenure there and was awarded a B.S. in Finance. Derrick previously served an internship at Highland Capital Management in Dallas. Mr. May is currently enrolled in the MBA program at Southern Methodist University in Dallas, Texas. Derrick is the son of David May, a director and our President - Acquisitions.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners have complied.

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

ITEM 11: Executive Compensation

Officers

The Company recently executed amended employment agreements with its four primary officers: Stuart G. Hagler, David May, Wilber A. Westmoreland and Derrick May. The employment agreements have a two (2) year term with automatic one year extensions beyond the original term. Compensation is broken down into a base monthly salary, monthly bonus and annual stock award. The agreements for Hagler, May and Westmoreland provide for a base salary of $15,000 per month and a monthly bonus calculated at six percent (6%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $30,000. The annual stock award can be either 200,000 or 100,000 shares depending on whether the officer has earned less than or more than an average of $20,000 per month for any contract year. The agreement for Derrick May calls for a base salary of $10,000 per month and a monthly bonus calculated at four percent (4%) of the Company's operating income above $150,000 per month with a maximum monthly bonus of $15,000. Derrick's annual stock award can be either 75,000 or 50,000 shares depending on whether the Derrick has earned less than or more than an average of $10,000 per month for any contract year.   The employment agreements can be found as Annex B to our Schedule 14C filed with the SEC on November 18, 2014.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes certain information as of December 31, 2014 with respect to the beneficial ownership of our Common Stock by (1) our directors, (2) our Presidents and Chief Executive Officer and our most highly-compensated executive officers as of December 31, 2014 (or any executive officer who would have been among the most highly-compensated but for the fact that such an individual was not serving as an executive officer as of December 31, 2014) whose total salary and bonus for the fiscal year ended December 31, 2014 exceeded $120,000 for services in all capacities to the Company (collectively, the "Named Executive Officers"), (3) stockholders known by us to own beneficially 5% or more of the shares of our Common Stock, and (4) all of our Named Executive Officers and directors as a group. As of December 31, 2014, the Company had 29,334,264 shares of Common Stock issued and outstanding.

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

The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC and information supplied by our transfer agent, Securities Transfer Corporation, as of the most recent practicable date. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 29,334,264 shares outstanding on December 31, 2014 provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2014 pursuant to grants of stock options or awards of restricted stock are deemed to be outstanding and beneficially owned by the person holding such options or restricted stock for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

STOCK BENEFICIALLY OWNED BY OR DIRECTORS AND EXECUTIVE OFFICERS

Name and address of beneficial owner	Class of Security	Amount and Beneficial Ownership	Percent of Class
Don Crosbie, Chairman of the Board of Directors	Common Stock	76,629	.3%
17304 Preston Rd., Suite 700
Dallas TX 75252

Stuart Hagler, Chief Executive Officer	Common Stock	6,736,750	22.9%
17304 Preston Rd., Suite 700
Dallas TX 75252

A.W. Westmoreland, President of Operations	Common Stock	5,331,269	19.8%
17304 Preston Rd., Suite 700
Dallas TX 75252

Dave May, President of Acquisitions	Common Stock	5,832,019	18.1%
17304 Preston Rd., Suite 700
Dallas TX 75252

All our directors and executive officers as a group		17,976,667	61.1%

ITEM 13: Certain Relationships and Related Transactions, and Director Independence

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

During the year ended December 31, 2012, the Company was issued a note payable, related party of approximately $125 from a member of the Company management. During the year ended December 31, 2013, the related party forgave this note payable owed by the company as described in Note 12 to the Consolidated Financial Statements.

ITEM 14: Principal Accounting Fees and Services

The following table presents fees for professional audit services performed by Whitley Penn LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2014 and for professional audit services performed by Rothstein Kass LLP for the audit of our annual financial statements for the fiscal year ended December 31, 2013.

	2014	2013
Audit Fees (1)	$117,674	$134,916
Total Fees	$117,674	$134,916

(1)

Audit fees include professional services rendered for (i) the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, (ii) the reviews of the financial statements included in our quarterly reports on Form 10-Q for such years and (iii) the reviews of the S-1 filed during 2014.

ITEM 15: Exhibits, Financial Statement Schedules

The Company entered into a Material Definitive Agreement as filed on a Form 8K with the SEC on February 24, 2015.

TransCoastal Corporation has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender”) pursuant to the New Lender assuming the Loan Agreement dated May 2011 with Green Bank N.A. The principal amount of the note is $15,750,000 with a maturity date of June 1, 2015. The New Lender has agreed to enter into a Forbearance Agreement regarding all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the existing Loan Agreement. In addition the Forbearance Agreement alters or adds material terms to the Loan Agreement including:

1.	Contract rate of interest is changed to a payment in kind interest rate of fifteen percent (15%).
2.	The rate of interest upon default is twenty one percent (21%).
3.

Commits the Company to engage in best efforts to negotiate and pursue a plan of reorganization of the Company by April 6, 2015 and calls for implementation of the reorganization plan within 90 days from the date of execution of the agreement. In the event that the Company takes any course of action that is inconsistent with the reorganization, or fails to exercise such best efforts, and, in either case, the Reorganization is not consummated the Company shall pay to the New Lender, a non-refundable closing fee in an amount equal to $2,000,000 payable in immediately available funds and pay all reasonable professional fees and expenses of New Lender and its counsel. As of the date hereof the parties have not agreed to any material terms regarding the restructuring agreement.

4.	Changes the law governing the Loan Agreement from Texas to New York.

Exhibit List:

EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incorporated by reference to an exhibit to our Form 8-K filed on July 3, 2013 File No. 001-14665, Ex. 10.1)
3.1(a)**	Certificate of Designation of Series F Preferred Stock (incorporated by reference to an exhibit to our Form 8K filed on May 15, 2013 File No. 001-14665, Ex. 3(i))
3.1(b)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 001-14665, Ex. 3.1(b))
3.1(c)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1/A filed on May 9, 2014 File No. 001-14665, Ex. 3.1(c))
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013 File No. 001-14665)
(4)	Instruments defining rights of security holders, including indentures
4.1**	Specimen Stock Certificate (incorporated by reference to an exhibit on Form 10-Q filed on August 14, 2013 File No. 001-14665, Ex. 4.1(1))
(10)	Material Contracts
10.1**	Amended Acquisition Agreement by and between Claimsnet.com, Inc. and TransCoastal Corporation (incorporated by reference to an exhibit on Form 10-Q filed on May 7, 2013 File No. 001-14665, Ex. 2.2))
10.2**	Stock Purchase Agreement for sale of ANC Holdings, Inc. (incorporated by reference to an exhibit on Form 8-K filed on July 3, 2013 File No. 001-14665)
10.3* *	2013 Stock Incentive Program (incorporated by reference to Annex A on Form DEF 14A filed on August 9, 2013 File No. 001-14665)
10.4#	Amended Executive Employment Agreement with Stuart Hagler dated November 14, 2014 (incorporated by reference to Annex B to schedule 14C filed on November 18, 2014 File No. 001-14665)
10.5#	Amended Executive Employment Agreement with David May dated November 14, 2014 (incorporated by reference to Annex B to schedule 14C filed on November 18, 2014 File No. 001-14665)
10.6#	Amended Executive Employment Agreement with W.A. Westmoreland dated November 14, 2014 (incorporated by reference to Annex B to schedule 14C filed on November 18, 2014 File No. 001-14665)
10.7#	Amended Executive Employment Agreement with Derrick May dated November 14, 2014 (incorporated by reference to Annex B to schedule 14C filed on November 18, 2014 File No. 001-14665)
10.8**	Amended Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.8)
10.9**	First Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.9)
10.10**	Second Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 333-191566, Ex. 10.10)
10.11**	Davis Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 333-191566, Ex. 10.11)
10.12**	Eagle Rock Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 001-14665, Ex. 10.12)
10.13**	Targa Gas Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on November 25, 2013 File No. 333-191566, Ex. 10.13)
10.14**	Valero Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on February 26, 2014 File No. 333-191566, Ex. 10.14)
10.15**	PhillipsConoco Crude Oil Marketing Agreement (incorporated by reference to an exhibit to our Form S-1/A filed on January 17, 2014 File No. 333-191566, Ex. 10.15)
10.16**	Eighth Amendment to Loan Agreement with Green Bank, N.A. (incorporated by reference to an exhibit to our Form 8K filed February 20, 2015 File No. 001-14655, Ex. 10.1)
(14)	Code of Ethics
14.1**	Code of Ethics (incorporated by reference to an exhibit to our Current Report on Form 10-K filed on February 26, 2013 File No. 001-14665, Ex. 14)
(21)	Subsidiaries
21.1**	List of Subsidiaries (incorporated by reference to an exhibit to our Form 10-K/A filed on May 9, 2014 File No. 001-14665, Ex. 21.1)
23.1*	Consent of Independent Registered Public Accounting Firm
(31)	(i) Rule 13a-14(a)/15d-14(a) Certifications (ii) Rule 13a-14/15d-14 Certifications
31.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)	Section 1350 Certifications
32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Additional Exhibits
99.1**	Revised Appraisal Report (Reserve Report) dated January 1, 2014 (Incorporated by reference to an exhibit to our Form 10-K filed May 9, 2014 File No. 001-14665, Ex. 99.2)
99.2*	Appraisal Report (Reserve Report) dated January 1, 2015

101	101.1NS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase

* Filed herewith.

** Filed prior.

# Denotes management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TransCoastal Corporation

Date: March 31, 2015	By:	/s/ Stuart G. Hagler
Chief Executive Officer and President (Principal Executive and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Donald Crosbie	Chairman of the Board of Directors	March 31, 2015
Donald Crosbie

/s/ Stuart G. Hagler	Director, Chief Executive Officer (Principal Executive and Accounting Officer)	March 31, 2015
Stuart G. Hagler

/s/ W.A. Westmoreland	Director, President of Operations	March 31, 2015
W.A. Westmoreland

/s/ David J. May	Director, President of Acquisitions	March 31, 2015
David J. May

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

TransCoastal Corporation

We have audited the accompanying consolidated balance sheet of TransCoastal Corporation and subsidiary (collectively the “Company”), as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, a working capital deficit and a net loss from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TransCoastal Corporation:

We have audited the accompanying consolidated balance sheet of TransCoastal Corporation and Subsidiary (collectively the "Company") as of December 31, 2013 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCoastal Corporation and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has an accumulated deficit, a working capital deficit and a net loss from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Dallas, Texas

April 14, 2014

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

December 31,	2014	2013

ASSETS

Current assets
Cash and cash equivalents	$128	$432
Accounts receivable	225	436
Current derivative assets	556	-
Other current assets	-	20
Total current assets	909	888
Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,410	23,600
Other property and equipment, net of accumulated depreciation	398	470
Total oil and natural gas properties and other equipment, net	23,808	24,070
Other assets
Goodwill	485	485
Other non-current assets	223	387
Total other assets	708	872
Total assets	$25,425	$25,830

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$944	$1,620
Dividends payable	47	-
Current asset retirement obligations	113	107
Current derivative liabilities	-	125
Current maturities of notes payable	15,829	17,512
Total current liabilities	16,933	19,364
Long-term liabilities
Notes payable	1,477	56
Stock to be issued	845	2,496
Asset retirement obligations	877	852
Derivative liabilities	-	18
Total long-term liabilities	3,199	3,422

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized:
Series G, 0 and 687,500, respectively, preferred shares issued and outstanding	-	1
Series H, 1,125,000 and 0, respectively, preferred shares issued and outstanding	1	-
Common stock, $.001 par value; 250,000,000 shares authorized; 29,334,264 and 22,453,773, respectively, shares issued and outstanding	29	23
Additional paid-in-capital	49,680	45,592
Accumulated deficit	(44,417)	(42,572)
Total shareholders' equity	5,293	3,044
Total liabilities and shareholders' equity	$25,425	$25,830

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Year ended December 31,	2014	2013

Revenues
Oil, natural gas, and related product sales	$3,818	$3,728
Derivative income (loss)	720	(269)
Other revenue	17	163
Total revenues	4,555	3,622

Expenses
Loss on turn-key contracts	-	1,468
Lease operating	888	1,147
Depreciation, depletion and amortization	537	704
Accretion of discount on asset retirement obligations	31	45
General and administrative	4,116	3,661
Total expenses	5,570	7,025
Operating loss	(1,015)	(3,403)

Other income (expense)
Interest expense	(774)	(709)
Other income (expense)	93	59
Total other expense, net	(681)	(650)
Net loss	$(1,695)	$(4,053)

Dividends paid	(103)	-
Dividends declared and unpaid	(47)	-
Net loss attributable to common shareholders	$(1,845)	$-

Basic/Diluted loss per share:
Net loss per basic/diluted common share	$(.07)	$(0.18)
Weighted average basic/diluted common shares outstanding	24,435,524	22,527,107

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series A Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2013 [1]	-	$-	37,500	$-	3,721,036	$4	-	$-	-	$-	$43,908	$(38,519)	$5,393

Recapitalization with Claimsnet.com, Inc.	178,250	-	-	-	-	-	-	-	-	-	(1,602)	-	(1,602)
Spin-off of ANC Holdings, Inc.	-		-	-	-	-	-	-	-	-	1,602	-	1,602
Issuance of Series A preferred stock	-	-	206,250	-	-	-	-	-	-	-	679	-	679
Constructive dividends on Series A preferred stock	-	-	-	-	-	-	-	-	-	-	(266)	-	(266)
Issuance of Series G preferred stock	-	-	-	-	-	-	687,250	1	-	-	2,440	-	2,441
Constructive dividends on Series G preferred stock	-	-	-	-	-	-	-	-	-	-	(1,756)	-	(1,756)
Conversion of Series F preferred stock and Series F preferred stock to be issued	21,323,978	21	-	-	(3,721,036)	(4)	-	-	-	-	(17)	-	-
Conversion of Series A preferred stock	487,500	1	(243,750)	-	-	-	-	-	-	-	(1)	-	-
Issuance of common stock for deferred offering costs	256,578	-	-	-	-	-	-	-	-	-	250	-	250
Forgiveness of notes payable, related party	-	-	-	-	-	-	-	-	-	-	125	-	125
Stock based compensation	207,467	1	-	-	-	-	-	-	-	-	269	-	270
Series A preferred dividend payments	-	-	-	-	-	-	-	-	-	-	(39)	-	(39)
Net loss												(4,053)	(4,053)

Balances, December 31, 2013	22,453,773	$23	-	$-	-	$-	687,250	$1	-	$-	$45,592	$(42,572)	$3,044

[1] - Balance is reflective of Claimsnet.com Inc.'s acquisition of TransCoastal Corporation on March 18, 2013 (as amended April 24, 2013) as discussed in Note 3.

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

											Additional
	Common Stock		Series A Preferred Stock		Series F Preferred Stock		Series G Preferred Stock		Series H Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2014	22,453,773	$23	-	$-	-	$-	687,250	$1	-	$-	$45,592	$(42,572)	$3,044

Issuance of common stock	825,829	-	-	-	-	-	-	-	-	-	1,209	-	1,209
Issuance of warrants exercised	1,335,000	1	-	-	-	-	-	-	-	-	289	-	289
Issuance of Series G preferred stock, net	-	-	-	-	-	-	603,000	-	-	-	603	-	603
Conversion of Series G preferred stock, net	2,580,500	3	-	-	-	-	(1,290,250)	(1)	-	-	-	-	2
Dividends paid on Series G preferred stock			-	-	-	-	-	-	-	-	-	(103)	(103)
Issuance of Series H preferred stock, net	-	-	-	-	-	-	-	-	1,125,000	1	923	-	924
Constructive dividends on Series H preferred stock	-	-	-	-	-	-	-	-	-	-	-	(47)	(47)
Stock based compensation	2,139,162	2	-	-	-	-	-	-	-	-	667	-	669
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,695)	(1,695)

Balances, December 31, 2014	29,334,264	$29	-	$-	-	$-	-	$-	1,125,000	$1	$49,680	$(44,417)	$5,293

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS)

Year ended December 31,	2014	2013

Cash flows from operating activities
Net loss	$(1,695)	$(4,053)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation, depletion and amortization	537	704
Stock based compensation	667	270
Accretion of discount on asset retirement obligations	31	45
Loss on turn-key contracts	-	1,468
(Gain) loss on derivative assets and liabilities	(822)	165
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	211	(740)
Other current assets	20	-
Other non-current assets	287	(17)
Accounts payable and accrued liabilities	(717)	504
Net cash and cash equivalents used in operating activities	(1,481)	(1,654)

Cash flows from investing activities
Development of oil and natural gas properties	(586)	(716)
Acquisition of oil and natural gas properties	-	(140)
Proceeds from disposition of oil and natural gas properties	311	-
Acquisition of other property and equipment	-	(15)
Net cash and cash equivalents used in investing activities	(275)	(871)

Cash flows from financing activities
Borrowings under notes payable	1,587	1,778
Repayments of notes payable	(1,850)	(6)
Proceeds from issuance of Series A preferred stock, net of constructive dividend	-	413
Proceeds from issuance of Series G preferred stock, net of constructive dividend	603	685
Proceeds from issuance of Series H preferred stock, net of constructive dividend	923	-
Proceeds from stock to be issued	-	8
Proceeds from warrants exercised	289	-
Payment of deferred offering costs	-	(15)
Dividends paid on Series A preferred stock	-	(39)
Dividends paid on Series G preferred stock	(103)	-
Net cash and cash equivalents provided by financing activities	1,449	2,824
Net increase (decrease) in cash and cash equivalents	(304)	299
Cash and cash equivalents, beginning of year	432	133
Cash and cash equivalents, end of year	$128	$432

See accompanying notes to consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(AMOUNTS SHOWN IN THOUSANDS)

Year ended December 31,	2014	2013

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$774	$740

Supplemental disclosure of non-cash investing transactions
Acquisition of oil and natural gas properties through notes payable	$-	$322
Acquisition of oil and natural gas properties through stock to be issued	$-	$397
Acquisition of other property and equipment through notes payable	$-	$74
Capitalized asset retirement costs	$-	$37
Common stock issued for deferred offering costs	$-	$250
Net assets acquired and liabilities assumed through TransCoastal acquisition	$-	$1,602
Settlement of notes payable through sale of non-oil and gas assets and liabilities	$-	$1,602
Forgiveness of notes payable, related party	$-	$125
Conversion of Series F preferred stock	$-	$21
Conversion of Series A preferred stock	$-	$1
Conversion of Series G preferred stock	$2	$-
Issuance of common stock through settlement of stock to be issued liability	$1,653	$-
Dividend declared but not paid	$47	$-

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

Claimsnet acquired TransCoastal under an acquisition agreement (the “Acquisition Agreement”), dated March 18, 2013, as amended by the Amended Acquisition Agreement, dated April 24, 2013, through the issuance of shares of our convertible Series F preferred stock. This resulted in the owners of TransCoastal (the “accounting acquirer”) having actual or effective operating control of Claimsnet after the transaction, with the shareholders of Claimsnet (the “legal acquirer”) continuing only as passive investors. TransCoastal is an oil and gas exploration and production company focused primarily in the development of oil and gas reserves in Texas and the Southwest region of the United States. Effective on the date of acquisition, TransCoastal became a Delaware Corporation. TransCoastal, and its wholly owned subsidiary, CoreTerra Operating, LLC (“CTO”), are referred to as the “Company”.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, the Company had a working capital deficit of approximately $15,429 and an accumulated deficit of approximately $44,369. For the year ended December 31, 2014, the Company had a net loss of approximately $1,695 and used cash in operations of approximately $1,481. The working capital deficit at December 31, 2014 is primarily the result of the Company’s line of credit with Green Bank being classified as current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to obtain additional debt or equity financing, it may require the Company to liquidate a portion of its oil and natural gas properties to meet its liquidity needs, which could affect the Company’s long-term strategic plan and require the Company to liquidate certain oil and natural gas properties at an amount less than would normally be achieved if sold in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

3.	Summary of significant accounting policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 2014 and 2013, the Company held approximately $127 and $63, respectively, in cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). The interest bearing cash accounts maintain FDIC coverage of up to $250 per institution. As of December 31, 2014 and 2013, the Company had $0 and $44, respectively, in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable is comprised of billings for services as the operator on certain wells, that TransCoastal has no working interest in, and accrued natural gas and crude oil sales. The Company performs ongoing credit evaluations of its customers’ and extends credit to virtually all of its customers. Credit losses to date have not been significant and have been within management’s expectations.  In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable, net balance at the date of non-performance. The amounts billed to third parties for services as the operator have rights of offset against revenues generated from the sale of oil and gas commodities. For the years ended December 31, 2014 and 2013, the Company had no bad debt expense or allowance.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of December 31, 2014 and 2013, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the years ended December 31, 2014 and 2013, no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying consolidated statements of operations. For the years ended December 31, 2014 and 2013, no impairment charge occurred.

During the years ended December 31, 2014 and 2013, the Company determined $0 and $31, respectively, of interest costs were incurred during the development period of our wells, which is reflected as an increase to the Company’s full-cost pool in the accompanying consolidated balance sheets.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the years ended December 31, 2014 and 2013, no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. The impairment test requires allocating goodwill and other assets and liabilities to reporting units. As of December 31, 2014 and 2013, the Company had only one reporting unit. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the years ended December 31, 2014 and 2013, no impairment charge occurred.

Deferred Equity Issuance Costs

Deferred equity issuance costs consist principally of fees incurred through the consolidated balance sheet dates that are related to an equity issuance and that will be charged to stockholders’ equity upon the receipt of the equity proceeds or charged to expense if the equity offering is not completed. During the year ended December 31, 2014 and 2013, the Company incurred deferred equity issuance costs of approximately $0 and $265, respectively. The deferred equity issuance costs are included in other non-current assets in the consolidated balance sheets.  Additionally, these costs are reviewed periodically by management for indications of impairment. For the year ended December 31, 2014, the Company wrote off these deferred issuance costs as a result of the equity transaction not closing.

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

Sales-Based Taxes

The Company incurs severance tax on the sale of its production which is generated in Texas. These taxes are reported on a gross basis and are included in lease operating expenses within the accompanying consolidated statements of operations. Sales-based taxes for the years ended December 31, 2014 and 2013 were approximately $210 and $199, respectively.

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

3	Summary of significant accounting policies (continued)

The Company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the Company recording a tax liability that reduces ending retained earnings. Based on its analysis, the Company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2014 and 2013.

The Company’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014 and 2013 and for the years then ended.

The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states and foreign jurisdictions. Generally, the Company is subject to income tax examinations by major taxing authorities since 2011.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated in the same manner, but also considers the impact to net loss and common shares for the potential dilution from convertible preferred stock and warrants. For the years ended December 31, 2014 and 2013 there were 4,898,940 and 1,374,500, respectively, dilutive shares that were not included in the diluted weighted average common shares as the Company had a net loss for the period.

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

During the year ended December 31, 2014 and 2013, the Company incurred a stock based compensation expense of approximately $669 and $270, respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)," which eliminates the concept of extraordinary items in US GAAP. An entity is required to apply ASU 2015-01 for annual and interim reporting periods beginning after December 15, 2015. An entity may apply ASU 2015-01 prospectively or retrospectively for all periods presented in the financial statements. The Company does not expect the impact of its pending adoption of this guidance will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which provides a comprehensive revenue recognition standard for contracts with customers that supersedes current revenue recognition guidance including industry specific guidance. An entity is required to apply ASU 2014-09 for annual and interim reporting periods beginning after December 15, 2016. An entity can apply ASU 2014-09 using either a full retrospective method, meaning the standard is applied to all of the periods presented, or a modified retrospective method, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company is evaluating the impact that this new guidance will have on its consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

4.	Fair value measurements

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2014:

	Level 1	Level 2	Level 3	Balance as of December 31, 2014
Assets (at fair value):
Commodity Derivatives	$679	$-	$-	$679

Liabilities (at fair value):
Asset retirement obligations	-	-	990	990
Total liabilities (at fair value)	$-	$-	$990	$990

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2013:

	Level 1	Level 2	Level 3	Balance as of December 31, 2013
Assets (at fair value):
Money market mutual fund	$63	$-	$-	$63

Liabilities (at fair value):
Commodity derivative liabilities	$-	$143	$-	$143
Asset retirement obligations	-	-	959	959
Total liabilities (at fair value)	$-	$143	$959	$1,102

5.	Oil and natural gas properties

The following tables present a summary of the Company’s oil and natural gas properties at December 31, 2014 and 2013:

	2014	2013

Proved-developed producing properties	$6,663	$6,424
Proved-developed non producing properties	9,534	9,534
Proved-undeveloped properties	9,972	9,972
Less: Accumulated depletion	(2,759)	(2,330)

Total oil and natural gas properties, net of accumulated depletion	$23,410	$23,600

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

5.	Oil and natural gas properties (continued)

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

Fair value of assets acquired and liabilities assumed
Proved-developed producing properties	$876
Asset retirement obligation	(17)
Total fair value of assets acquired and liabilities assumed, net	$859

Consideration transferred
Cash consideration paid directly by the Company	$140
Cash consideration paid through debt financing	322
Stock to be issued at fair value	397
Total consideration paid	$859

6.	Other property and equipment

The following table presents a summary of the Company’s other property and equipment at December 31, 2014 and 2013:

	2014	2013

Field equipment	$322	$322
Vehicles	512	512
Office equipment	245	245
Buildings	130	130
Land	14	14
Less: Accumulated depreciation	(825)	(753)
Total other property and equipment, net of accumulated depreciation	$398	$470

7.	Asset retirement obligations

The Company has recognized the fair value of its asset retirement obligations related to the future costs of plugging, abandonment, and remediation of oil and natural gas producing properties. The present value of the estimated asset retirement obligations has been capitalized as part of the carrying amount of the related oil and natural gas properties. The liability has been accreted to its present value as of the end of each period.  At December 31, 2014 and 2013, the Company evaluated 216 and 218 wells, and has determined a range of abandonment dates between December 2015 and December 2051. The following table represents a reconciliation of the asset retirement obligations for the years ended December 31, 2014 and 2013:

	2014	2013

Asset retirement obligations, start of year	$959	$877
Additions to asset retirement obligation	-	37
Accretion of discount	31	45
Asset retirement obligations, end of year	$990	$959

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

8.	Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Agreement”) with Green Bank with an initial borrowing base of $15,000 and amended to $16,950 on February 12, 2014. The Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at December 31, 2014 and 2013. Additionally, in accordance with the Agreement, for the period from March 1, 2012 through September 30, 2012, monthly borrowing base reductions of $125 occurred automatically on the first day of each month. Effective October 1, 2012, the monthly borrowing base reduction increased to $150 through January 15, 2013. The monthly borrowing base reductions were amended to $0 on February 11, 2013. On February 12, 2014, the monthly borrowing base reductions were amended to $125 payable on the first of each month for the period of March 1, 2014 through May 1, 2015.

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financials covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending March 31, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of December 31, 2013, the Company was not in compliance with its current ratio. Accordingly, the balance as of December 31, 2013 is classified as current. The Company was in compliance with all financial covenants as of December 31, 2014 by way of a forbearance agreement executed on February 20, 2015 and filed with the SEC on a Form 8-K. The forbearance applies to all existing and anticipated events of default in regards to the loan until April 6, 2015.

As of December 31, 2014 and 2013, the Company had an outstanding principal balance due to Green Bank of approximately $15,750 and $17,500, respectively. As of December 31, 2014 and 2013, the current maturities of the outstanding principal balance were approximately $15,750 and $17,500, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of December 31, 2014 and 2013, the Company had an outstanding principal balance due to Western Equipment Finance, Inc. of approximately $56 and $68, respectively. As of December 31, 2014 and 2013, the current maturities of the outstanding principal balance were approximately $12.

On June 30, 2014, the Company entered into a loan agreement with an individual, Dalton Lott, a related party. The principal amount of the debt consists of $1,500,000 with 5.5% annual interest. The note consists of interest only payments from January 1 thru June 1, 2015. Beginning July 1, 2015, interest and principal payments are due every month for 60 months. Dalton Lott is the father in law of the Company’s Chief Executive Officer, Stuart Hagler.

Aggregate future maturities of the notes payable are as follows as of December 31, 2014:

2015	$15,828,959

2016	285,041

2017	300,368

2018	316,559

2019	322,557

Thereafter	252,054

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

9.	Deferred income taxes

For the years ended December 31, 2014 and 2013, the Company estimated no current or deferred tax provisions. A reconciliation of income tax expense (benefit) computed by applying the U.S. federal statutory income tax rate and the reported effective tax rate on income for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
Income tax provision calculated using the federal statutory income tax rate	$(576)	$(1,378)
Permanent differences and other	(657)	2
Oil and gas properties	10	-
Asset retirement obligation	20	-
Change in valuation allowance	(1,203)	1,376

Total income tax expense	$-	$-

Deferred tax assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets
Federal net operating loss carryforward	$4,141	$3,056
Asset retirement obligations	337	326
Total deferred tax assets	4,478	3,382

Deferred tax liabilities
Depletion and Depreciation	223	242

Net deferred tax asset, before valuation allowance	4,255	3,140
Valuation allowance	(4,255)	(3,140)

Net deferred tax asset

As of December 31, 2014 and 2013, the Company had net operating loss (“NOL”) carryforwards of approximately $12,179 and $8,686, respectively, which can be utilized in future years. These NOLs, if not used, will expire between 2026 and 2034. A valuation allowance has been established for the full amount of the tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

Stock Issuances

During the year ended December 31, 2014 and 2013, the Company issued 0 and 206,250 shares, respectively, of Series A convertible preferred stock at 8%, payable annually, for $0 and $679, respectively. The Series A preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of TransCoastal and one (1) warrant that will allow the holder, for a period of three years from the date of issue, to acquire one additional share of TransCoastal common stock for each warrant at a purchase price of $3.50 per share. The Series A preferred stock issued in 2013 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series A preferred stock of approximately $266 is reflected in the accompanying consolidated statements of changes in shareholders’ equity. All of the Series A preferred shares were converted into common stock during the year ended December 31, 2013. Prior to conversion, the Company paid approximately $39 of cash dividends to the Series A preferred shareholders.

During the year ended December 31, 2014 and 2013, the Company issued 603,000 and 687,250 shares, respectively, of Series G convertible preferred stock at 8%, payable annually. The preferred stock may be converted any time after the first year at the request of the shareholder or the Company into two (2) shares of common stock of TransCoastal and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of TransCoastal common stock for each warrant at a purchase price of $3.75 per share. The Series G preferred stock issued in 2013 resulted in a beneficial conversion feature at the date of issuance. As a result, a constructive dividend on the Series G preferred stock of approximately $1,756 is reflected in the accompanying consolidated statement of changes in shareholders’ equity. All of the Series G preferred shares were converted into common stock during the year ended December 31, 2014. In 2014 prior to conversion, the Company paid approximately $103 of cash dividends to the Series G preferred shareholders.

During the year ended December 31, 2013, the Company entered into an investment agreement with a third party which allows the Company to put common shares to the third party for an aggregate purchase price up to $5,000. The purchase price of the third party would be equal to 75% of the lowest daily closing bid price of the Company’s common stock during the pricing period. The pricing period is represented by the five trading days immediately following the date on which the Company provides written notice to the third party of its requested investment. In order to facilitate the execution of this investment agreement, the Company paid the third party $15 in cash and issued 256,578 shares of its common stock valued at $250. As of December 31, 2013, the total consideration of $265 is included in other non-current assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2014 the Company issued 1,125,000 shares of Series H convertible preferred stock at 9%, payable semiannually. The preferred stock may be converted any time after the first year at the request of the shareholder or any time after three years at the request of the Company. The preferred stock converts into two (2) shares of common stock of TransCoastal and two (2) warrants that will allow the holder, for a period of two years from the date of issue, to acquire one additional share of TransCoastal common stock for each warrant at a purchase price of $3.50 per share. During 2014 the Company accrued $47 in dividends on Series H preferred stock.

Stock Issuances for Services

During the year ended December 31, 2013, the Company issued 207,467 common shares to certain employees for services to the Company. The Company valued those services at approximately $270.

During the year ended December 31, 2014, the Company issued 2,139,162 shares for stock based compensation to directors and officers of the Company. The Company valued that compensation at $669.

Stock Issued as of December 31, 2014 and 2013

At December 31, 2014 and 2013, the authorized capital stock of the Company consisted of 250,000,000 shares of voting common stock with a par value of $0.001 per share and 25,000,000 shares of preferred stock with a par value of $0.001 per share. As of December 31, 2014 and 2013, there were 29,334,264 and 22,453,773, respectively, common shares issued and outstanding, 0 and 687,500, respectively, Series G preferred shares issued and outstanding, and 1,125,000 and 0, respectively, Series H preferred shares issued and outstanding. Additionally, at December 31, 2014 and 2013, there were 735,845 and 265,625, respectively, common shares to be issued and 393,471 and 165,105, respectively, Series F preferred shares to be issued. During the year ended December 31, 2014, 825,829 shares were issued to settle 1,653 of stock to be issued liability. As of December 31, 2014 and 2013, the total long-term liability for stock to be issued was approximately $845 and $2,496, respectively, which is included in the accompanying consolidated balance sheets.

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

Underlying Exposure

At December 31, 2014, the volume of the Company’s derivative activities based on their notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts(a)	Number of Contracts(b)	Notional Amounts(a)	Number of Contracts(b)
Commodity price
Swap	$-		$1,064	6
Options	384	6	1,002	6
	$384	6	$2,066	12

(a)	Notional amounts presented for contracts are based on the fair value of the underlying commodity as if the contracts were exercised at December 31, 2014.
(b)	Number of contracts is presented in whole numbers.

At December 31, 2013, the volume of the Company’s derivative activities based on their notional amounts and number of contracts, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
Primary underlying risk	Notional Amounts(c)	Number of Contracts(d)	Notional Amounts(c)	Number of Contracts(d)
Commodity price
Swap	$-	-	$3,111	4
Options	354	1	266	1
	$354	1	$3,377	5

(c)	Notional amounts presented for contracts are based on the fair value of the underlying commodity as if the contracts were exercised at December 31, 2013.
(d)	Number of contracts is presented in whole numbers.

Impact of Derivatives on the Consolidated Balance Sheets and Consolidated Statements of Operations

The following table identifies the fair value amounts of derivative instruments included in the accompanying consolidated balance sheet as derivative assets and derivative liabilities, categorized by primary underlying risk, at December 31, 2014. Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.

	Derivative Assets	Derivative Liabilities	Amount of gain (loss)
Primary underlying risk
Commodity price
Swaps	$406	$-	$406
Options	682	(409)	273
Gross total	1,088	(409)	679
Less: Master netting arrangements	1	(1)
Total	$1,089	$(410)	$679

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

11.	Derivative contracts, at fair value (continued)

The following table identifies the fair value amounts of derivative instruments included in the accompanying consolidated balance sheet as derivative assets and derivative liabilities, categorized by primary underlying risk, at December 31, 2013.

Balances are presented on a gross basis, prior to the application of the impact of counterparty and collateral netting.

	Derivative Assets	Derivative Liabilities	Amount of loss
Primary underlying risk
Commodity price
Swaps	$-	$(135)	$(261)
Options	1	(9)	(8)
Gross total	1	(144)	(269)
Less: Master netting arrangements	1	(1)	-
Total	$-	$(143)	$(269)

The following table identifies the net gain and (loss) amounts included in the accompanying consolidated statement of operations as derivative losses for the year ended December 31, 2014.

	Realized gain (loss)	Unrealized gain (loss)	Total
Primary underlying risk
Commodity price
Swaps	$540	$(115)	$425
Options	281	(25)	256
Total	$821	$(140)	$681

The following table identifies the net gain and (loss) amounts included in the accompanying consolidated statement of operations as derivative losses for the year ended December 31, 2013.

	Realized loss	Unrealized loss	Total
Primary underlying risk
Commodity price
Swaps	$(104)	$(157)	$(261)
Options	-	(8)	(8)
Total	$(104)	$(165)	$(269)

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

12.	Related party transactions

On June 30, 2014, the Company entered into a loan agreement with an individual, Dalton Lott, a related party. The principal amount of the debt consists of $1,500,000 with 5.5% annual interest. The note consists of interest only payments from January 1 thru June 1, 2015. Beginning July 1, 2015, interest and principal payments are due every month for 60 months. Dalton Lott is the father in law of the Company’s Chief Executive Officer, Stuart Hagler.

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

Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. During the year ended December 31, 2013, the Company was involved in an arbitration case regarding the drilling, completion and operation of wells on behalf of third party oil and natural gas property operators. In March 2014, the arbitrator for this case awarded a final award amount of approximately $580 to the third party oil and natural gas operator due from the Company, which is included in the accounts payable and accrued liabilities of the accompanying consolidated balance sheet at December 31, 2013. In January 2015, the Company settled outstanding litigation with a third party. The settlement calls for the Company to make a payment of $15 on January 6, 2015 and subsequent payments of $5 due on the first of each month from February through November 2015. The total balance of the settlement has been expensed and accrued.

Lease Commitments

The Company leases its primary office space under an operating lease which expires in 2015. Lease expense was approximately $182 and $193, respectively, for the years ended December 31, 2014 and 2013. Aggregate future minimum annual rental payments are $30.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

14.	Risk concentrations

For the years ended December 31, 2014 and 2013, revenues from the Company’s 36 and 44 producing leases, respectively, ranged from approximately 0.1% to 31.1% and 0.1% to 11.8%, respectively, of total oil, natural gas, and related product sales. These 36 and 44, respectively, leases are located in various counties of Texas.

For the years ended December 31, 2014 and 2013, the oil and natural gas produced by the Company is sold and marketed to 9 and 11 purchasers, respectively. Accordingly, the Company’s entire oil and natural gas sales receivable balance at December 31, 2014 and 2013 was comprised of amounts due from its 9 and 11, respectively, purchasers. Oil and natural gas sales receivable are included in the accounts receivable, net on the accompanying consolidated balance sheets.

15.	Subsequent Event

TransCoastal Corporation has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender”) pursuant to the New Lender assuming the Loan Agreement dated May 2011 with Green Bank N.A. The principal amount of the note is $15,750,000 with a maturity date of June 1, 2015. The New Lender has agreed to enter into a Forbearance Agreement regarding all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the existing Loan Agreement. The forbearance agreement was filed with the SEC on a Form 8-K on February 20, 2015.

SUPPLEMENTAL INFORMATION

Presented in accordance with

FASB ASC Topic 932, Extractive Activities - Oil and Gas

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited)

The following tables set forth supplementary disclosures for oil and natural gas producing activities in accordance with ASC 932 for the Company:

Capitalized Costs

The following table presents a summary of the Company’s oil and natural gas properties at December 31, 2014 and 2013:

	2014	2013
Oil and natural gas properties
Proved-developed producing properties	$6,663	$6,424
Proved-developed non producing properties	9,534	9,534
Proved-undeveloped properties	9,972	9,972
Less: Accumulated depletion	(2,813)	(2,330)

Total oil and natural gas properties, net of accumulated depletion	$23,356	$23,600

Costs Incurred

The following table summarizes costs incurred (capitalized and charged to expense) for oil and natural gas acquisition, exploration, development, and asset retirement costs for the years ended December 31, 2014 and 2013:

	2014	2013
Acquisitions of proved properties (1)	$-	$860
Exploration (2)	-	-
Development (3)	583	716
Asset retirement cost (4)	31	37

Total costs incurred (5)	$614	$1,613

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

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Oil Operating Results

Results of operations from oil and natural gas producing activities for the years ended December 31, 2014 and 2013, excluding the overhead and interest costs, were as follows:

	2014	2013

Crude oil and natural gas sales	$3,818	$3,728
Lease operating costs	(812)	(948)
Production taxes	(359)	(199)
Depletion	(459)	(517)
Results of operations from oil and natural gas producing activities	$2,188	$2,064

Proved Reserves Methodology

The Company’s estimated proved reserves, as of December 31, 2014 and 2013, are made in accordance with the SEC’s final rule, Modernization of Oil and Gas Reporting, which amended Rule 4-10 of Regulation S-X (the “Final Rule”). As defined by the Final Rule, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods, and government regulations. Projects to extract the hydrocarbons must have commenced or an operator must be reasonably certain that it will commence the projects within a reasonable time. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the projects. Further requirements for assignment of estimated proved reserves include the following:

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

The following table is a tabular representation of the estimate for our proved developed and undeveloped reserves:

	Crude Oil (Bbl)	Natural Gas (Mcf)
PROVED-DEVELOPED AND UNDEVELOPED RESERVES
December 31, 2012	6,388,820	10,236,050

Revisions of previous estimates	245,536	372,343
Acquisitions of reserves	7,760	47,007
Production	(26,106)	(152,470)

December 31, 2013	6,616,010	10,502,930

Revisions of previous estimates	(13,850)	(217,302)
Acquisitions of reserves	(4,000)	-
Production	(26,340)	(150,878)

December 31, 2014	6,571,770	10,134,750

PROVED DEVELOPED RESERVES
December 31, 2014	3,349,330	6,346,880
December 31, 2013	3,313,400	6,609,080

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Reserve Quantity Information (amounts shown in whole numbers) (continued)

Future cash flows are computed by applying a first-day-of-the-month 12-month average price of natural gas (Henry Hub) and oil (West Texas Intermediate) to year end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. For the year ended December 31, 2014, the oil and natural gas prices were applied at $91.48/Bbl and $4.35/MMBtu, $10.81/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. For the year ended December 31, 2013, the oil and natural gas prices were applied at $96.94/Bbl and $3.67/MMBtu, $9.52/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure.

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil reserves as of December 31, 2014 and 2013 and for the years then ended, is presented pursuant to ASC 932. In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results. Accordingly, the data should not be construed as being representative of the fair market value of the Partnership’s interests in proved oil reserves.

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

Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2014 and 2013

	2014	2013
Future cash inflows	$704,033	$733,417
Less: Future production costs	(123,460)	(119,498)
Future development costs	(52,449)	(59,983)
Future income tax expense	(183,264)	(182,024)
Future net cash flows	344,500	371,912
10% discount factor	(224,611)	(235,657)

Standardized measure of discounted future net cash inflows	$119,890	$136,255

Estimated future development cost anticipated for following two years on existing properties	$16,719	$28,152

TRANSCOASTAL CORPORATION AND SUBSIDIARY

SUPPLEMENTAL INFORMATION

(AMOUNTS SHOWN IN THOUSANDS)

Supplemental oil and natural gas disclosures (Unaudited) (continued)

Changes in Standardized Measure of Discounted Future Net Cash Flows for the Year Ended December 31, 2014 and 2013

	2014	2013
Beginning of year	$136,256	$115,710
Sales of crude oil, net of production costs	(2,930)	(2,581)
Net changes in prices and production costs	(9,453)	7,023
Development costs incurred during the period	583	716
Changes in future development costs	7,641	(665)
Extensions, discoveries, and improved recoveries
Revisions of previous quantity estimates	(1,027)	8,290
Accretion of discount	22,587	17,052
Net change in income taxes	(3,709)	(9,816
Purchases and sale of mineral interests	(310)	860
Timing and other	(14,465)	(334)

End of year	$119,890	$136,255

Significant Changes in Reserves for the Year Ended December 31, 2014 (amounts shown in whole numbers)

Net Changes in Prices and Production Costs: For the year ended December 31, 2014, the oil and natural gas prices were applied at $91.48/Bbl and $4.35/MMBtu, $10.81/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. At December 31, 2013, the oil and natural gas prices were applied at $96.94/Bbl and $3.67/MMBtu, $9.52/MMBtu after adjustments for liquids and BTU content, respectively, in the standardized measure. Additionally, estimated future production costs per barrel of oil equivalent (BOE) decreased from December 31, 2013 to 2014.

Revisions of Previous Quantity Estimates: During the year ended December 31, 2014, the Company adjusted its previous estimates by 13,850 Bbl of crude oil and 217,302 Mcf of natural gas from primarily revisions of proved undeveloped reserves that the Company currently has interests in.

Accretion of Discount: Accretion during the year ended December 31, 2014 was the result of accretion of the future net revenues at a standard rate of 10% due to the passage of time.

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