Form 10-Q
period 2015-03-31
TransCoastal Corp
filed 2015-05-15
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission file number 001-14665

TransCoastal Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-2649230
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4975 Voyager Drive
Dallas, Texas	75237
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 30,009,264 shares outstanding as of May 13, 2015.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$-	$128
Accounts receivable	207	225
Current derivative asset	481	556
Total current assets	688	909

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,379	23,410
Other property and equipment, net of accumulated depreciation	389	398
Total oil and natural gas properties and other equipment, net	23,768	23,808

Other assets
Goodwill	485	485
Other non-current assets	298	223
Total other assets	783	708
Total assets	$25,239	$25,425

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$1,006	$944
Dividends payable	47	47
Current asset retirement obligations	113	113
Current maturities of notes payable	15,930	15,829
Total current liabilities	17,096	16,933

Long-term liabilities
Notes payable	1,503	1,477
Stock to be issued	845	845
Asset retirement obligations	885	877
Total long-term liabilities	3,233	3,199

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized: Series H, 1,125,000 and 1,125,000 respectively, preferred shares issued and outstanding	1	1
Common stock, $.001 par value; 250,000,000 shares authorized; 30,009,264 and 29,334,264 respectively, shares issued and outstanding	30	29
Additional paid-in-capital	49,680	49,680
Accumulated deficit	(44,801)	(44,417)
Total shareholders' equity	4,910	5,293

Total liabilities and shareholders' equity	$25,239	$25,425

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three months ended
	2015	2014
	(unaudited)
Revenues
Oil, natural gas, and related product sales	$403	$1,109
Derivative gain (loss)	226	(93)
Other revenue	36	15
Total revenues	665	1,031

Expenses
Lease operating	270	247
Depreciation, depletion and amortization	96	162
Accretion of discount on asset retirement obligations	8	8
General and administrative	451	523
Total expenses	825	940

Operating income (loss)	(160)	91

Other expense
Interest expense	(223)	(197)
Total other expense	(223)	(197)

Net loss	$(383)	$(106)

Basic and diluted loss per share:
Net loss per basic common share	$(0.01)	$(0.00)
Weighted average basic and diluted common shares outstanding	30,009,264	22,723,148

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series H Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2015	29,334,264	$29	1,125,000	$1	$49,680	$(44,417)	$5,293

Issuance of common stock to satisfy stock to be issued	675,000	1	-	-	-	-	1
Net loss	-	-	-	-	-	(383)	(383)

Balances, March 31, 2015	30,009,264	$30	1,125,000	$1	$49,680	$(44,801)	$4,910

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

Three months ended March 31,	2015	2014

Cash flows from operating activities
Net Loss	$(383)	$(106)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation, depletion and amortization	96	162
Block based compensation	-	13
Accretion of discount on asset retirement obligations	8	8
Unrealized gain on derivative assets and liabilities	75	38
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	18	54
Other non-current assets	(75)	2
Accounts payable and accrued liabilities	60	(167)
Net cash and cash equivalents used in operating activities	(201)	4

Cash flows used in investing activities
Development of oil and natural gas properties	(55)	(124)
Net cash used in investing activities	(55)	(124)

Cash flows from financing activities
Borrowings under notes payable	132	-
Repayments of notes payable	(5)	(678)
Proceeds from issuance of Series G preferred stock	-	560
Issuance of common stock	1	-
Net cash and cash equivalents provided by financing activities	128	(118)

Net decrease in cash and cash equivalents	(128)	(238)

Cash and cash equivalents, beginning of period	128	452

Cash and cash equivalents, end of period	$-	$194

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$122	$197

Supplemental disclosure of non-cash investing and financing transactions
Issuance of common stock with warrants in settlement of liability	$-	$397
Issuance of common stock in settlement of liability	$-	$8

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the condensed consolidated financial position of TransCoastal Corporation and Subsidiary (the "Company" or “TransCoastal”) as of March 31, 2015 and December 31, 2014 and the results of their operations for the three months ended March 31, 2015 and 2014 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2015.

2.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015 and December 31, 2014, the Company had a working capital deficit of approximately $16,408,000 and $16,024,000, respectively, and an accumulated deficit of approximately $44,783,000 and $44,417,000, respectively. For the three months ended March 31,2015, the Company had a net loss of approximately $365,000. The working capital deficit at March 31, 2015 and December 31, 2014 is primarily the result of the Company's debt with Green Bank maturing in less than 12 months and considered current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the period ended March 31, 2015, the Company entered into a Forbearance Agreement with Melody Business Finance, LLC as the new lender of, the debt formerly with Green Bank, that waives all existing and anticipated events of default under the loan until June 1, 2015.

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

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments with original maturities of three and three months or less to be cash equivalents.

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). All accounts maintain FDIC coverage of up to $250,000 per institution. As of March 31, 2015 and December 31, 2014, the Company had $0 and $0, respectively, of cash and cash equivalents in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production and amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of March 31, 2015 or December 31, 2014.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of March 31, 2015 and December 31, 2014, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three months ended March 31, 2015 and 2014 no gain or loss from the sale or disposition of oil and natural gas properties occurred.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014 no impairment charge occurred.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three months ended March 31, 2015, and 2014 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three months ended March 31, 2015, and 2014 no impairment charge occurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to net loss and common shares for the potential dilution from convertible preferred stock and warrants. For the three months ended March 31, 2015, there were 4,898,940 of potentially dilutive shares that were not included in the diluted weighted average common shares as the Company had a net loss for the period. For the three months ended March 31, 2014, there were 4,319,500 potentially dilutive shares and no outstanding potentially antidilutive shares considered in the diluted weighted average common shares.

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

During the three months ended March 31 ,2015 and 2014, the Company incurred a stock based compensation expense of approximately $0 and $13,000 respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

4. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balances at December 31, 2014	$26,202	$(2,792)	$23,410
Activity from January 1, 2015 through March 31, 2015	55	(86)	(31)
	$26,257	$(2,878)	$23,379

5. Shareholders' equity

During the three months ended March 31, 2015 the Company issued 675,000 shares of common stock to satisfy stock to be issued.

6. Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $16,950,000 on February 12, 2014. The Loan Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments are due monthly with all principal and any unpaid interest being due on June 1, 2015. The interest rate was 4.5% at March 31, 2015 and 2014.

 The Company has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender” or “Melody”) pursuant to the New Lender assuming the Loan Agreement dated May 2011 with Green Bank N.A. and was originally disclosed in the Company's Form 8-K filed with the SEC on February 24, 2015. The principal amount of the note is $15,750,000 with a maturity date of June 1, 2015. The New Lender has agreed to forebear all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the Loan Agreement. The Forbearance Agreement alters or adds several material terms to the Loan Agreement and stockholders are strongly urged to read the Forbearance Agreement attached as an exhibit to the above described Form 8-K.

The continuance of the Forbearance Agreement by Melody is conditioned upon a restructuring of the Company agreeable to Melody. Currently the Company is in discussions with Melody regarding the restructuring and as of the date of this Form 10-Q the components of the restructuring have not been agreed upon. The restructuring will likely have a substantial negative impact on the stockholders of the Company.

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

The Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financial covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending June 30, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of March 31, 2015 the Company is in compliance with all covenants by way of the aforementioned forbearance agreement.

As of March 31, 2015 and December 31, 2014, the Company had an outstanding principal balance due to Melody of approximately $15,851,000 and to Green Bank $15,750,000, respectively. As of March 31, 2015 and December 31, 2014, the current maturities of the outstanding principal balance were approximately $15,851,000 and $15,750,000, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74,000. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of March 31, 2015 and December 31, 2014, the Company had an outstanding principal balance due to Western Equipment Finance, Inc. of approximately $51,000 and $55,000, respectively. As of March 31, 2015 and December 31, 2014, the current maturities of the outstanding principal balance were approximately $13,000.

7. Related party transactions

On June 30, 2014 the Company entered into a loan agreement with Dalton Lott, an individual. Mr. Lott is the father-in-law of Stuart Hagler our Chief Executive Officer. The principal of the note is $1,500,000 with 5.5% simple annual interest for a term of six years. The Company will pay no interest or principal on the note until January 1, 2015. The Company will make interest only payments of $6,875 monthly, due on the first day of each month, beginning January 1, 2015 and each month thereafter until March 31,2015. Beginning October 1, 2015 the Company will begin to pay principal and interest on the note in 60 consecutive monthly payments of $28,651.74 each and due on the first of each month thereafter. The note can be prepaid at any time with no penalty. The note is personally guaranteed by three directors and officers of the Company, Stuart Hagler, David May and Wilbur Westmoreland. The Loan Agreement and Promissory Note are attached as exhibits to a form 8-K filed July 10, 2014.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenue. During the three months ended March 31, 2015, the Company generated revenues of $665,000, a decrease of $366,000 or 35%, compared to the same period in 2014. The Company’s annual revenues have decreased as a result of the precipitous decline in commodity prices.

During the three months ended March 31, 2015, the Company generated revenues from oil and gas sales of $403,000, a decrease of $706,000 or 63%, compared to the same period in 2014. The Company’s revenues decreased as a result of the precipitous decline in commodity prices. The Company sold 3,887 net BBL at an average price of $47.22 during the quarter ended March 31, 2015 compared to 7,111 net BBL at an average price of 95.15 during the same time period in 2014. The Company sold 11,192 net MCF at an average price of $6.53 during the quarter ended March 31, 2015 compared to 31,075 net MCF at an average price of $9.92 during the same time period in 2014.

Total Expenses. During the three months ended March 31 2015, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $807,000, a decrease of $133,000 or 14% compared to the same period in 2014. The decrease is primarily due to a reduction of General and Administrative Expenses for payroll and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $201,000 for the first three months of 2015, an increase of $205,000 compared to the same time period in 2014.

Net cash used in investing activities of $55,000 was used to develop our oil and natural gas properties during the first three months of 2015. This is a decrease of $69,000 from the first three months of 2014.

Net cash provided by financing activities in the first three months of 2015 of $128,000 is due to the payment in kind on interest of the debt in relation to the forbearance agreement.. This was an increase of 246,000 from our net cash provided by financing activities during the first three months of 2014.

As of March 31, 2015, the Company currently has no material agreements for capital expenditures.

As of March 31, 2015, the current terms of the Company’s credit facility with Melody are $15,851,000 that matures on June 1, 2015 with a 4-4.5% annual floating interest rate which requires an approximate monthly payment of $61,000. The note is current and in compliance with the requirements and covenants by way of a forbearance agreement executed on February 24, 2015 and filed with the SEC on the Company's Form 8-K. The forbearance applies to all existing and anticipated events of default in regards to the loan until June 1, 2015. The note matures June 1, 2015. Stuart G. Hagler, A.W. Westmoreland, and David J. May, are officers and directors of the Company and all three provide personal guarantees on our debt. Please see subsequent events section for notes relating to this Debt Instrument.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of March 31 ,2015, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

IMPAIRMENT

As part of its current efforts to financially reorganize the company, management has been in discussions with a hired consultant who is evaluating the valuation of the company’s oil and gas assets. While no specific valuation has been quantified as of the issuance of this 10-Q based on our discussions with the consultant an impairment of the Company’s oil and gas assets or goodwill could result once the valuation is complete.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of March 31, 2015:

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

3. Remedial actions

In an effort to remediate the identified deficiencies, we have commenced, and are continuing to implement, a number of changes to our internal control over financial reporting. We are attempting to make the following changes before the end of 2015:

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

Under the supervision and with the participation of our management, including our chief executive, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation we have concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31 ,2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2015, the Company settled outstanding litigation with a third party. The settlement calls for the Company to make a payment of $15,000 on January 6, 2015 and subsequent payments of $5,000 due on the first of each month from February through November 2015. The total balance of the settlement has been expensed and accrued as of December 31, 2014.

Enexco, Inc., et al. v. Cabot Oil & Gas Corporation v. Palace Exploration, Co., Cause No. 10CV31,293 consolidated with Cause No. 11CV31,487, pending in the 123rd/273rd District Court of Shelby County, Texas. The Company along with other interest owners, filed this suit in July 2011 to recover damages to certain wells located in Shelby County, Texas. The Company alleges that Defendant Cabot Oil & Gas Corporation (“Cabot”) damaged those wells during the course of its drilling activities and has brought claims for gross negligence, nuisance, negligence, declaratory judgment, breach of contract, and exemplary damages. Cabot filed a counterclaim against the Company alleging breach of contract. Cabot seeks approximately $119,202.38 in damages, which Cabot contends the Company owes for Cabot’s drilling activities.

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

Item 1A.Risk Factors.

Our Current Financial Condition Places All Our Equity Holders at Significant Risk of Losing All of Their Investment in the Company. Due to the current low prices for oil and gas, we are currently having significant problems generating sufficient revenues from our oil and gas operations to meet the payments on our debt obligations and payment of our accounts payable. Our major lender has currently given us a forbearance agreement that protects us from any default on our loan; however, the forbearance agreement expires on June 1, 2015. If we are unable to get an extension of the forbearance until prices recover or otherwise refinance the loan, it is likely we would need to seek the protection of the United States Bankruptcy Court.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

None.

Item 5. Other Information

The Company has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender”) pursuant to the New Lender assuming the Loan Agreement, which was originally disclosed in the Company's Form 8-K filed with the SEC on February 24, 2015. The principal amount of the note is $15,750,000 with a maturity date of June 1, 2015. The New Lender has agreed to forbear all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the Loan Agreement. The Forbearance Agreement alters or adds several material terms to the Loan Agreement and stockholders are strongly urged to read the Forbearance Agreement attached as an exhibit to the above described Form 8-K.

The continuance of the Forbearance Agreement by Melody is conditioned upon a restructuring of the Company agreeable to Melody. Currently the Company is in discussions with Melody regarding the restructuring and as of the date of this Form 10-Q the components of the restructuring have not been agreed upon. The restructuring will likely have a substantial negative impact on the stockholders of the Company.

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

Item 6. Exhibits.

EXHIBIT INDEX

 EXHIBIT INDEX

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1* *	Certificate of Incorporation as amended (incorporated by reference to an exhibit to our Form 8-K filed on July 3, 2013 File No. 001-14665, Ex. 10.1)
3.1(a)**	Certificate of Designation of Series F Preferred Stock (incorporated by reference to an exhibit to our Form 8K filed on May 15, 2013 File No. 001-14665, Ex. 3(i))
3.1(b)**	Certificate of Designation of Series G Preferred Stock (incorporated by reference to an exhibit to our Form S-1 filed on October 4, 2013 File No. 001-14665, Ex. 3.1(b))
3.1(c)**	Certificate of Designation of Series H Preferred Stock (incorporated by reference to an exhibit to our Form S-1/A filed on May 9, 2014 File No. 001-14665, Ex. 3.1(c))
3.2**	Bylaws as amended (incorporated by reference to an Annex B to our Definitive 14A filed on August 9, 2013 File No. 001-14665)
(10)	Material Contracts
10.1**

Eighth Amendment to Loan Agreement and Forbearance Agreement with Melody Business Finance, LLC (incorporated by reference to an exhibit to our Form 8-K filed on February 20, 2015 File No. 001-14655, Ex. 10.1)

10.2**

Ninth Amendment to Loan Agreement and Forbearance Agreement with Melody Business Finance, LLC (incorporated by reference to an exhibit to our Form 8-K filed on April 6, 2015 File No. 001-14655, Ex. 10.1)

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

May 15, 2015

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)