Form 10-Q
period 2015-06-30
TransCoastal Corp
filed 2015-08-14
CIK 1046057

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 30,009,264 shares outstanding as of August 13, 2015.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$258	$128
Accounts receivable	188	225
Current derivative asset	316	556
Total current assets	762	909

Oil and natural gas properties and other property and equipment
Oil and natural gas properties, full cost method, net of accumulated depletion	23,293	23,410
Other property and equipment, net of accumulated depreciation	320	398
Total oil and natural gas properties and other property and equipment, net	23,613	23,808

Other assets
Goodwill	485	485
Other non-current assets	100	223
Total other assets	585	708
Total assets	$24,960	$25,425

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$608	$944
Dividends payable	97	47
Current asset retirement obligations	113	113
Current maturities of notes payable	17,438	15,829
Total current liabilities	18,256	16,933

Long-term liabilities
Notes payable	1,474	1,477
Stock to be issued	625	845
Asset retirement obligations	891	877
Total long-term liabilities	2,990	3,199

Commitments and contingencies

Shareholders' equity
Preferred stock, $.001 par value; 25,000,000 shares authorized: Series H, 1,125,000 and 1,125,000 respectively, preferred shares issued and outstanding	1	1
Common stock, $.001 par value; 250,000,000 shares authorized; 30,009,264 and 29,334,264 respectively, shares issued and outstanding	30	29
Additional paid-in-capital	49,900	49,680
Accumulated deficit	(46,217)	(44,417)
Total shareholders' equity	3,714	5,293

Total liabilities and shareholders' equity	$24,960	$25,425

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Three months ended		Six months ended
	2015	2014	2015	2014

Revenues
Oil, natural gas, and related product sales	$353	$1,062	$756	$2,171
Derivative gain (loss)	(153)	(279)	73	(372)
Other revenue	2	323	37	338
Total revenues	202	1,106	866	2,137

Expenses
Lease operating	357	290	627	537
Depreciation, depletion and amortization	157	147	253	309
Accretion of discount on asset retirement obligations	6	8	14	16
General and administrative	944	608	1,376	1,131
Total expenses	1,464	1,053	2,270	1,993

Operating income (loss)	(1,262)	53	(1,414)	144

Other income (expense)
Other income	1,087	-	1,087	-
Interest expense	(1,210)	(209)	(1,433)	(406)
Total other expense	(123)	(209)	(346)	(406)

Net loss	$(1,385)	$(156)	$(1,750)	$(262)

Less: dividend on preferred shares	(50)	(68)	(50)	(68)

Net loss attributable to common stockholders	$(1,435)	$(156)	$(1,800)	$(330)

Basic and diluted earnings per share:
Net loss per common share	$(0.05)	$(0.01)	$(0.06)	$(0.01)
Weighted average common shares outstanding	30,009,264	22,982,338	30,009,264	22,775,948

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

	Common Stock		Series H Preferred Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balances, January 1, 2015	29,334,264	$29	1,125,000	$1	$49,680	$(44,417)	$5,293

Issuance of common stock to satisfy stock to be issued	675,000	1	-	-	220	-	219
Dividends on Series H preferred stock	-	-	-	-	-	(50)	(50)

Net loss	-	-	-	-	-	(1,750)	(1,750)

Balances, June 30, 2015	30,009,264	$30	1,125,000	$1	$49,900	$(46,217)	$3,714

See accompanying notes to the condensed consolidated financial statements.

TRANSCOASTAL CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS SHOWN IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

Six months ended June 30,	2015	2014

Cash flows from operating activities
Net Loss	$(1,750)	$(262)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation, depletion and amortization	253	309
Stock based compensation	-	13
Accretion of discount on asset retirement obligations	14	16
Unrealized gain on derivative assets and liabilities	240	219
Paid in kind interest on note payable	1,272	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	37	216
Other non-current assets	123	(113)
Accounts payable and accrued liabilities	(339)	(1,587)
Net cash and cash equivalents used in operating activities	(150)	(1,189)

Cash flows (used in) provided by investing activities
Development of oil and natural gas properties	(55)	(191)
Disposition of oil and natural gas properties	-	316
Net cash (used in) provided by investing activities	(55)	125

Cash flows from financing activities
Borrowings under notes payable	350	-
Repayments of notes payable	(15)	(1,256)
Proceeds from issuance of Series H preferred stock	-	1,398
Net cash and cash equivalents provided by financing activities	335	1,642

Net increase in cash and cash equivalents	130	579

Cash and cash equivalents, beginning of period	128	432

Cash and cash equivalents, end of period	$258	$1,011

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$161	$406
Unpaid dividends for Series H preferred stock	$50	$-

See accompanying notes to the condensed consolidated financial statements.

TransCoastal Corporation and Subsidiary

Notes to Condensed Consolidated Financial Statements

1. Basis of presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all necessary adjustments (consisting of normal recurring adjustments) and present fairly the condensed consolidated financial position of TransCoastal Corporation and Subsidiary (the "Company" or “TransCoastal”) as of June 30, 2015 and December 31, 2014 and the results of their operations for the three and six months ended June 30, 2015 and 2014 in conformity with generally accepted accounting principles for interim financial information applied on a consistent basis. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

2.  Going concern consideration

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015 and December 31, 2014, the Company had a working capital deficit of approximately $17,494,000 and $16,024,000, respectively, and an accumulated deficit of approximately $46,217,000 and $44,417,000, respectively. For the three and six months ended June 30, 2015, the Company had a net loss of approximately $1,324,000 and $1,689,000 respectively. The working capital deficit at June 30, 2015 and December 31, 2014 is primarily the result of the Company's debt with Melody Business Finance LLC that is currently in Forbearance and considered current. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the six months ended June 30, 2015, the Company entered into a Forbearance Agreement with Melody Business Finance, LLC as the new lender of, the debt formerly with Green Bank. The continuance of the Forbearance Agreement by Melody is conditioned upon a restructuring of the Company agreeable to Melody. Currently the Company is in discussions with Melody regarding the restructuring and as of the date of this Form 10-Q the components of the restructuring have not been agreed upon. The restructuring will likely have a substantial negative impact on the stockholders of the Company.

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

The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation (“FDIC”). All accounts maintain FDIC coverage of up to $250,000 per institution. As of June 30, 2015 and December 31, 2014, the Company had $8,000 and $0, respectively, of cash and cash equivalents in excess of its FDIC coverage.

Accounts Receivable

Accounts receivable consist of uncollateralized accrued revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production and amounts owed from interest owners of the Company’s operated wells. No interest is charged on past-due balances. Payments made on all accounts receivable are applied to the earliest unpaid items. The Company reviews accounts receivable periodically and reduces the carrying amount by a valuation allowance that reflects its best estimate of the amount that may not be collectible. There was no reserve for bad debts as of June 30, 2015 or December 31, 2014.

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

The cost of unproved properties and properties under development are excluded from the amortization calculation until it is determined whether or not proved reserves can be assigned to such properties or until development projects are placed in service. Geological and geophysical costs not associated with specific properties are recorded to proved properties. Unproved properties and properties under development are reviewed for impairment at least quarterly. In countries where proved reserves exist, exploratory drilling costs associated with dry holes are transferred to proved properties immediately upon determination that a well is dry and amortized accordingly. As of June 30, 2015 and December 31, 2014, no unproved properties or properties under development were included in the oil and natural gas properties of the accompanying condensed consolidated financial statements.

Proceeds from the sale or disposition of oil and natural gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized in income. For the three and six months ended June 30, 2015 no gain or loss from the sale or disposition of oil and natural gas properties occurred, this is a decrease of $316,000 compared to the same time period in 2014.

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling.” The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10 percent per annum based on industry standards and adjusted for cash flow hedges. Estimated future net cash flows exclude future cash outflows associated with settling accrued asset retirement obligations. Any excess of the net book value of proved oil and gas properties, less related deferred income taxes, over the ceiling is charged to expense and reflected as additional DD&A in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2015 and 2014 no impairment charge occurred.

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

Impairment of Long-Lived Assets

The Company assesses the impairment of long-lived assets when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes. When it is determined that the estimated future net cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. For the three and six months ended June 30, 2015, and 2014 no circumstances indicated an unrecoverable carrying value of the long-lived assets.

Goodwill

Goodwill was generated as part of the CTO (CoreTerra Operating LLC) acquisition during the year ended December 31, 2011 and represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition. Goodwill is not amortized; rather, it is tested for impairment annually and when events or changes in circumstances indicate that fair value of a reporting unit with goodwill has been reduced below carrying value. To assess impairment, the Company has the option to qualitatively assess if it is more likely than not that the fair value of the reporting unit is less than the book value. Absent a qualitative assessment, or, through the qualitative assessment, if the Company determines it is more likely than not that the fair value of the reporting unit is less than the book value, a quantitative assessment is prepared to calculate the fair market value of the reporting unit. If it is determined that the fair value of the reporting unit is less than the book value, the recorded goodwill is impaired to its implied fair value with a charge to operating expenses. For the three and six months ended June 30, 2015, and 2014 no impairment charge occurred.

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated in the same manner, but also considers the impact to net loss and common shares for the potential dilution from convertible preferred stock and warrants. For the six months ended June 30, 2015, there were 4,898,940 of potentially dilutive shares that were not included in the diluted weighted average common shares as the Company had a net loss for the period. For the six months ended June 30, 2014, there were 4,319,500 potentially dilutive shares and no outstanding potentially antidilutive shares considered in the diluted weighted average common shares.

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

During the three and six months ended June 30, 2015 and 2014, the Company incurred a stock based compensation expense, of $0 and $13,000 respectively, related to stock grant issuances and is included in the accompanying consolidated statement of operations in general and administrative expenses.

4. Oil and natural gas properties

The Company has invested in proved properties:

(in thousands)	Acquisition and Development Costs	Accumulated Depletion	Total
Balances at December 31, 2014	$26,202	$(2,792)	$23,410
Activity from January 1, 2015 through June 30, 2015	55	(172)	(117)
	$26,257	$(2,964)	$23,293

5. Shareholders' equity

During the six months ended June 30, 2015 the Company issued 675,000 shares of common stock to satisfy stock to be issued.

6. Notes payable

On May 19, 2011, as amended from time to time through February 12, 2014, the Company entered into a loan agreement (the “Loan Agreement”) with Green Bank with an initial borrowing base of $15,000,000 and amended to $16,950,000 on February 12, 2014. The Loan Agreement bears interest at the prime rate minus 0.5%, but not less than 4.5%. Interest payments were due monthly with all principal and any unpaid interest being due on June 1, 2015.

 The Company has entered into a Forbearance Agreement with Melody Business Finance, LLC (the “New Lender” or “Melody”) pursuant to the New Lender assuming the Loan Agreement dated May 2011 with Green Bank N.A. and was originally disclosed in the Company's Form 8-K filed with the SEC on February 24, 2015. The principal amount of the note is $15,750,000 which matured on June 1, 2015 and PIK interest of 15%. The New Lender has agreed to forebear all “Existing Events of Default” as well as agreed upon “Anticipated Events of Default” pursuant to the default provisions of the Loan Agreement. The Forbearance Agreement alters or adds several material terms to the Loan Agreement and stockholders are strongly urged to read the Forbearance Agreement attached as an exhibit to the above described Form 8-K.

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

The Loan Agreement is collateralized by essentially all of the oil and natural gas related assets of the Company, contains personal guarantees from the principal officers, and requires compliance with certain financial covenants including, among others: (1) a requirement to maintain a current ratio of not less than 1.0 to 1.0; (2) a maximum permitted ratio of total liabilities to tangible net worth of not more than 2.0 to 1.0; and (3) a requirement to maintain a ratio of EBITDAX, as defined by the Agreement, to interest expense of not less than (a) 3.00 to 1.00 for all fiscal quarters prior to December 31, 2011, (b) 3.25 to 1.00 for the fiscal quarter ending June 30, 2012, and (c) 3.50 to 1.00 for all fiscal quarters ending on or after June 30, 2012. As of June 30, 2015 the Company is in compliance with all covenants by way of the aforementioned forbearance agreement.

As of June 30, 2015 and December 31, 2014, the Company had an outstanding principal balance due to Melody of approximately $17,371,000 and $15,750,000 to Green Bank, respectively. As of June 30, 2015 and December 31, 2014, the current maturities of the outstanding principal balance were approximately $17,371,000 and $15,750,000, respectively.

Additionally, on October 21, 2013, the Company entered into a vehicle loan agreement (“Car Note”) with Western Equipment Finance, Inc. for a total borrowing base of $74,000. The Car Note bears interest at an approximate rate of 9%. Interest and principal payments are due monthly with any unpaid principal and interest due on August 18, 2018. As of June 30, 2015 and December 31, 2014, the Company had an outstanding principal balance due to Western Equipment Finance, Inc. of approximately $46,000 and $56,000, respectively. As of June 30, 2015 and December 31, 2014, the current maturities of the outstanding principal balance were approximately $13,000.

7. Related party transactions

On June 30, 2014 the Company entered into a loan agreement with Dalton Lott, an individual. Mr. Lott is the father-in-law of Stuart Hagler our Chief Executive Officer. The principal of the note is $1,500,000 with 5.5% simple annual interest for a term of six years. The Company was not required to pay interest or principal on the note until January 1, 2015. The Company will make interest only payments of $6,875 monthly, due on the first day of each month, beginning January 1, 2015 and each month thereafter until June 30, 2015. Beginning October 1, 2015 the Company will begin to pay principal and interest on the note in 60 consecutive monthly payments of $28,651.74 each and due on the first of each month thereafter. The note can be prepaid at any time with no penalty. The note is personally guaranteed by three directors and officers of the Company, Stuart Hagler, David May and Wilbur Westmoreland. The Loan Agreement and Promissory Note are attached as exhibits to a form 8-K filed July 10, 2014.

8. Commitments and contingencies

In January 2015, the Company settled outstanding litigation with a third party. The settlement calls for the Company to make a payment of $15,000 on January 6, 2015 and subsequent payments of $5,000 due on the first of each month from February through November 2015. The total balance of the settlement has been expensed and accrued as of December 31, 2014.

In June 2015, the Company settled outstanding litigation with a third party. The settlement called for the Company to make a one-time payment of $65,000 on June 12, 2015.

Enexco, Inc., et al. v. Cabot Oil & Gas Corporation v. Palace Exploration, Co., Cause No. 10CV31,293 consolidated with Cause No. 11CV31,487, pending in the 123rd/273rd District Court of Shelby County, Texas. The Company along with other interest owners, filed this suit in July 2011 to recover damages to certain wells located in Shelby County, Texas. The Company alleges that Defendant Cabot Oil & Gas Corporation (“Cabot”) damaged those wells during the course of its drilling activities and has brought claims for gross negligence, nuisance, negligence, declaratory judgment, breach of contract, and exemplary damages. A settlement was reached on June 10, 2015 resulting in the plaintiffs, including the Company receiving a settlement. The Company received $1,087,369 as its share of the settlement.  This settlement is included in other income in the accompanying consolidated statements of operations.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenue. During the three months ended June 30, 2015, the Company generated revenues of $202,000, a decrease of $904,000 or 82%, compared to the same period in 2014. The Company’s annual revenues have decreased as a result of the precipitous decline in commodity prices during the last 12 months.

During the three months ended June 30, 2015, the Company generated revenues from oil and gas sales of $353,000, a decrease of $709,000 or 67%, compared to the same period in 2014. The Company’s revenues decreased as a result of the precipitous decline in commodity prices, as well as a decline in oil and natural gas production due to the lack of capital available to perform routine maintenance on existing wells. The Company sold 4,021 net BBL at an average price of $53.75 during the quarter ended June 30, 2015 compared to 5,436 net BBL at an average price of 99.81 during the same time period in 2014. The Company sold 30,359 net MCF of natural gas liquids at an average price of $5.75 during the quarter ended June 30, 2015 compared to 33,836 net MCF of natural gas liquids at an average price of $11.31 during the same time period in 2014.

Total Expenses. During the three months ended June 30, 2015, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $1,464,000, an increase of $411,000 or 39% compared to the same period in 2014. The increase is primarily due to enhanced legal expenditures for the Company’s ongoing search for financing.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenue. During the six months ended June 30, 2015, the Company generated revenues of $866,000, a decrease of $1,271,000 or 59%, compared to the same period in 2014. The Company’s annual revenues have decreased as a result of the precipitous decline in commodity prices during the last 12 months.

During the six months ended June 30, 2015, the Company generated revenues from oil and gas sales of $756,000, a decrease of $1,415,000 or 65%, compared to the same period in 2014. The Company’s revenues decreased as a result of the precipitous decline in commodity prices, as well as a decline in oil and natural gas production due to the lack of capital available to perform routine maintenance on existing wells . The Company sold 8,782 net BBL at an average price of $49.68 during the six months ended June 30, 2015 compared to 12,547 net BBL at an average price of 97.16 during the same time period in 2014. The Company sold 59,244 net MCF of natural gas liquids at an average price of $4.34 during the six months ended June 30, 2015 compared to 64,911 net MCF of natural gas liquids at an average price of $10.64 during the same time period in 2014.

Total Expenses. During the six months ended June 30 2015, total expenses, which are comprised of depreciation, operating costs and general and administrative expenses, were $2,270,000, an increase of $277,000 or 14% compared to the same period in 2014. The increase is primarily due to enhanced legal expenditures for the Company’s ongoing search for financing.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $150,000 for the first six months of 2015, a decrease of $1,039, 000 compared to the same time period in 2014 due to proceeds of $316,000 from the sale of oil and gas properties in the six months ended June 30, 2014.

Net cash used in investing activities of $55,000 was used to develop our oil and natural gas properties during the first six months of 2015. This is an increase of $180,000 compared to 2014, due to proceeds of $316,000 from the sale of oil and gas properties in the six months ended June 30, 2014.

Net cash provided by financing activities in the first six months of 2015 was $335,000. This is a decrease of $1,307,000 from our net cash provided by financing activities during the first six months of 2014 when the Company received proceeds from the Series H equity issuance.

As of June 30, 2015, the Company currently has no material agreements for capital expenditures.

As of June 30, 2015, the current terms of the Company’s credit facility with Melody are $17,371,000 that matured on June 1, 2015 with a 15% annual floating interest rate which requires an approximate monthly payment of $270,000. The note is current and in compliance with the requirements and covenants by way of a forbearance agreement executed on February 24, 2015 and filed with the SEC on the Company's Form 8-K. The forbearance applies to all existing and anticipated events of default in regards to the loan until June 1, 2015. The note matured June 1, 2015. Stuart G. Hagler, A.W. Westmoreland, and David J. May, are officers and directors of the Company and all three provide personal guarantees on our debt. Please see “Notes payable” Note 6 for more information relating to this Debt Instrument.

OFF-BALANCE SHEET ARRANGEMENTS

From time-to-time, we enter into off-balance sheet arrangements and transactions that can give rise to off-balance sheet obligations. As of June 30, 2015, the off-balance sheet arrangements and transactions that we had entered into included operating lease agreements, personal guarantees of our line of credit with Green Bank by three of the Officers and majority stockholders and gas transportation commitments. The Company does not believe that these arrangements are reasonably likely to materially affect its liquidity or availability of, or requirements for, capital resources currently or in the future.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our management’s assessment of the effectiveness of internal control over financial reporting, we have identified the following material weaknesses that existed as of June 30, 2015:

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

Under the supervision and with the participation of our management, including our chief executive, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation we have concluded that our disclosure controls and procedures were ineffective.

Changes in Internal Controls over Financial Reporting

During the six months ended June 30,2015, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Aside from the aforementioned legal proceedings in footnote #8, the Company is not a party to any material pending legal or governmental proceedings, other than ordinary routine litigation incidental to the industry. While the ultimate outcome and impact of any proceeding cannot be predicted with certainty, management believes that the resolution of any proceeding will not have a material adverse effect on the financial condition or results of operations.

Item 1A.Risk Factors.

Our Current Financial Condition Places All Our Equity Holders at Significant Risk of Losing All of Their Investment in the Company. Due to the current low prices for oil and gas, we are currently having significant problems generating sufficient revenues from our oil and gas operations to meet the payments on our debt obligations and payment of our accounts payable. Our major lender has currently given us a forbearance agreement that protects us from any default on our loan; however, the forbearance agreement expired on June 1, 2015. If we are unable to get an extension of the forbearance until prices recover or otherwise refinance the loan, it is likely we would need to seek the protection of the United States Bankruptcy Court.

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

Risks Related to TransCoastal's Debt

TransCoastal is not currently available to generate sufficient cash flow to meet their debt service obligations. Our ability to make payments on our subsidiary's indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future, which is also dependent on the price we receive for our oil and natural gas. We are currently receiving less than one half of the price we were receiving 12 months ago. This, to a certain extent, is subject to conditions in the oil and natural gas industry, general economic and financial conditions, competition in the markets where we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. This risk could be exacerbated by any economic downturn or instability in United States and global credit markets.

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

Item 4. Removed and Reserved.

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

August 14, 2015

By: /s/ Stuart G. Hagler
Stuart G. Hagler
Chief Executive Officer,
(duly authorized Officer)